Form 10-K
period 1995-12-31
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1996-04-01
CIK 917707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
      For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required]
      For the transition period from _____________ to _____________

                         Commission File Number 0-23694

                    HEARTLAND WIRELESS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                        73-1435149
(State or other jurisdiction of incorporation   (I.R.S. employer
or organization)                                identification no.)

903 North Bowser, Suite 140, Richardson, Texas  75081
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:  (214) 479-9244

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $282,640,199, based on the closing price of the Registrant's Common Stock, $.001 par value per share (the "Common Stock"), on March 27, 1996, as reported on the Nasdaq National Market.


     The number of outstanding shares of Common Stock as of March 27 1996, was 19,358,021.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 1996, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K. Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, and filed as Exhibit 13 with this Form 10-K, are incorporated by reference into Part II of this Form 10-K. With the exception of such portions, the 1995 Annual Report is not deemed filed as a part of this report.

                    HEARTLAND WIRELESS COMMUNICATIONS, INC.

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                                     PART I

Item 1.   Business                                               3
Item 2.   Properties                                            24
Item 3.   Legal Proceedings                                     24
Item 4.   Submission of Matters to a Vote of Security-Holders   25

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                   26
Item 6.   Selected Financial Data                               26
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   27
Item 8.   Financial Statements and Supplementary Data           27
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                   27

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant    28
Item 11.  Executive Compensation                                28
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                        28
Item 13.  Certain Relationships and Related Transactions        28

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                   29

                                     PART I
ITEM 1. BUSINESS

OVERVIEW

     Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems, primarily in small to mid-size markets located in the central United States. At March 1, 1996, the Company had wireless cable channel rights in 81 markets representing approximately 8.6 million households, approximately 7.1 million of which the Company believes can be served by line-of-sight ("LOS") transmissions (which generally require a direct, unobstructed transmission path from the central transmitting antenna to the antenna located on the subscriber's premises).

     The Company targets small to mid-size markets with significant numbers of LOS households that are unpassed by traditional hard-wire cable. Many of these households, particularly in rural areas, have limited access to local off-air VHF/UHF channels (such as ABC, NBC, CBS and Fox), and typically do not have access to pay television service except via satellite receivers. As a result, the Company believes that its wireless cable television service is an attractive alternative to existing choices for such households. The Company estimates that within its 81 wireless cable markets, approximately 2.6 million LOS households, or 36% of the Company's total LOS households, are unpassed by traditional hard-wire cable systems, as compared to the 20 largest hard-wire cable markets in the United States, in which only approximately 2% of all households are unpassed by traditional hard-wire cable. The Company believes that it will ultimately achieve a penetration rate of the unpassed LOS households in its markets that is comparable to the average penetration rate achieved by traditional hard-wire cable operators nationally, which Paul Kagan Associates, Inc. estimates to be approximately 64% as of December 31, 1994.

     At March 1, 1996, the Company's 81 markets included (i) 38 markets in which the Company has systems in operation (the "Existing Systems"), (ii) nine markets in which the Company's system is under construction and (iii) 34 future launch markets, including 30 in which the Company has aggregated sufficient wireless cable channel rights to commence construction of a system and four in which the Company has leases with or options from applicants for channel licenses that the Company expects to be granted by the Federal Communications Commission (the "FCC"). At March 1, 1996, the 38 Existing Systems were providing wireless cable service to approximately 132,000 subscribers.

     Wireless cable programming is transmitted through the air via microwave frequencies from a transmission facility to a small receiving antenna at each subscriber's location, which generally requires a direct, unobstructed line-of-sight from the transmission facility to the subscriber's receiving antenna, by utilizing up to 200 MHZ of radio spectrum allocated by the FCC to wireless cable operators. Traditional hard-wire cable systems also transmit signals from a transmission facility, but deliver the signal to a subscriber's location through an extensive network of coaxial cable and amplifiers. Since wireless cable systems do not require such an extensive cable network, wireless cable operators such as the Company can provide subscribers with a high quality picture and a reliable signal resulting in fewer transmission disruptions at a significantly lower system capital cost per installed subscriber than traditional hard-wire cable systems. In addition, operating costs of wireless cable systems are generally lower than those of comparable traditional hard-wire systems due to lower network maintenance and depreciation expense.

     Like traditional hard-wire operators, the Company can offer its subscribers local off-air VHF/UHF channels, as well as HBO, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, Discovery, the Nashville Network, A&E and other programming services. The channels that the Company offers in each market will vary depending upon the channel rights secured in such market at the time of system launch. In addition, the available channels in a market will typically change as the Company continues to acquire channel rights. See "Business -- Business Strategy."

     The Company's founders, David E. Webb, the President and Chief Executive Officer, and L. Allen Wheeler, Vice Chairman of the Board of Directors, began acquiring licenses, leases and options to wireless cable channels in 1989, both individually and through various controlled entities. In September 1990, Messrs. Webb and Wheeler formed Wireless Communications, Inc., an Oklahoma corporation ("WCI"), and contributed to it certain of their direct and indirect wireless cable assets and liabilities. In October 1993, Hunt Capital, a principal stockholder of the Company and affiliate of J.R. Holland, Jr., the Chairman of the Board of the Company, acquired a $988,000 10% promissory note due September 14, 1994 payable by WCI (the "Hunt Note") from an affiliate of Hunt Capital, which had entered into a loan agreement with WCI in September 1993.

     The Company was incorporated in Delaware in October 1993 to succeed to the wireless cable businesses previously conducted by Messrs. Webb and Wheeler, directly and indirectly through various controlled entities, including WCI. Messrs. Webb and Wheeler contributed all capital stock of entities engaged in the wireless cable businesses owned by them to the Company for a 50% equity interest. Hunt Capital contributed the Hunt Note, including accrued interest, and $2.0 million to the Company for the remaining 50% equity interest. In addition, Messrs. Webb and Wheeler leased all other wireless cable channel license rights controlled, directly and indirectly, by them to the Company and granted the Company an option to purchase such license rights at a nominal price. In April and June 1994, the Company sold 2.4 million shares of Common Stock in its initial public offering at a per share price of $10.50.

     The executive offices of the Company are located at 903 North Bowser, Suite 140, Richardson, Texas 75081, and the telephone number of the executive offices is (214) 479-9244. The Company's operations and marketing headquarters are based in Durant, Oklahoma.

     Unless the context otherwise requires, all references in this Form 10-K to the Company refer collectively to Heartland Wireless Communications, Inc., its predecessors and its majority-owned subsidiaries.

CABLE INDUSTRY OVERVIEW

     The cable television industry began in the late 1940s and 1950s to serve the needs of residents in predominantly rural areas with limited access to local off-air VHF/UHF broadcasts. The cable television industry expanded to metropolitan areas due to, among other things, better reception and more programming. Today, cable television systems offer various types of programming, which generally include basic service, premium service and, in some instances, pay-per-view service.

WIRELESS CABLE TECHNOLOGY

     Initially, most cable systems were hard-wire systems, using coaxial cable and amplifiers to transmit television signals. In 1983, the FCC allocated a portion of the radio spectrum from 2500 to 2700 MHZ, which had previously been allocated entirely for educational use, to commercial wireless cable operation. Simultaneously, the FCC also modified its rules on the usage of the remaining portion of such spectrum allocated for educational use. Nevertheless, regulatory and other obstacles impeded the growth of the wireless cable industry through the remainder of the 1980s. The FCC maintained burdensome restrictions on the commercial use of educational channel capacity. In addition, before the Cable Act passed by Congress on October 5, 1992 (the "Cable Act") became effective, many program suppliers were unwilling to provide programming to wireless cable operators on terms comparable to those offered to traditional hard-wire cable operators, if at all. During the 1990s, several factors have contributed to the growth of the wireless cable industry, including (i) Congressional scrutiny of the rates and practices of the traditional hard-wire cable industry, (ii) improved technology, particularly signal encryption, (iii) regulatory reforms by the FCC to facilitate the growth and competitive impact of the wireless cable industry, including permitting channel aggregation, (iv) increased availability of programming for wireless cable systems, (v) consumer demand for alternatives to traditional hard-wire cable service, and (vi) increased availability of capital to wireless cable operators in the public and private markets.

     Like a traditional hard-wire cable system, wireless cable operates from a head-end, consisting of satellite reception and other equipment necessary to receive the desired programming. Programming is then transmitted by microwave transmitters from an antenna located on a tower to a small receiving antenna located on a subscriber's rooftop. At the subscriber's location, the microwave signals are converted to frequencies that can pass through conventional coaxial cable into an addressable descrambling converter located on top of a television set. Wireless cable requires a clear line-of-sight, because the microwave frequencies used will not pass through large trees, hills, tall buildings or other obstructions. However, many signal blockages can be overcome with the use of signal boosters which retransmit an otherwise blocked signal over a limited area. The Company believes that its coverage will be further enhanced upon the implementation of digital technology and/or cellularization. Because wireless cable systems do not require an extensive network of coaxial cable and amplifiers, wireless cable operators can provide subscribers with a high quality picture and a reliable signal resulting in fewer transmission disruptions at a significantly lower system capital cost per installed subscriber than traditional hard-wire cable systems.

TRADITIONAL HARD-WIRE CABLE TECHNOLOGY

     Traditional hard-wire cable operators transmit signals from a head-end, delivering local and satellite-delivered programming via a distribution network consisting of coaxial cable, amplifiers and other components to subscribers. As a direct result of the use of coaxial cable to deliver signals throughout a service area, traditional hard-wire cable systems are susceptible to signal problems. Signals can only be transmitted via coaxial cable a fixed distance without amplification. Each time a television signal passes through an amplifier, some measure of noise is added. A series of amplifiers between the head-end and the viewer leads to progressively greater noise and, accordingly, for some viewers a grainier picture. Also, an amplifier must be properly balanced or the signal may be improperly amplified. Failure of any one amplifier in the chain will black out all of the system drawing signal from that point. Regular system maintenance is required due to water ingress, temperature changes and other equipment problems, all of which may affect the quality of signals delivered to subscribers. Some traditional hard-wire cable companies have begun installing fiber optic cable networks. While this technology will substantially improve the transmission and reception problems currently experienced by traditional hard-wire cable systems, the high costs associated with such technology may slow the conversion to all fiber optic systems and further enhance the typical cost advantages of wireless cable.

REGULATORY ENVIRONMENT

     General. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other reporting requirements on wireless cable operators.

     In the 50 largest markets, 33 channels are available for wireless cable (in addition to local off-air VHF/UHF broadcast channels that are not retransmitted over the microwave channels). In the Company's markets, 32 channels are available for wireless cable (in addition to local off-air VHF/UHF broadcast channels that are not retransmitted over the microwave channels), 12 of which can be owned by for-profit entities for full-time usage without programming restrictions (MDS channels). Except in limited circumstances, the other 20 wireless cable channels can generally only be owned by qualified non-profit educational organizations, and, in general, each must be used a minimum of 20 hours per week for educational programming (ITFS channels). The remaining excess air time on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week per channel for educational programming). Certain programs (e.g ., The Discovery Channel and A&E) qualify as educational and thereby facilitate full-time usage of an ITFS channel by commercial wireless cable operators. Additionally, a technique known as "channel mapping" permits ITFS licensees to meet their minimum educational programming requirements by transmitting educational programming over several ITFS channels at different times, but the viewer sees the transmission as one channel. In addition, lessees of ITFS excess air time, including the Company, generally have the right to transmit to their subscribers the educational programming provided by the lessor at no incremental cost. The remaining 12 wireless cable channels (commonly referred to as MDS or commercial channels) available in most of the Company's operating and targeted markets are made available by the FCC for full-time commercial usage without programming restrictions. The FCC recently amended its rules to permit "channel loading." Channel loading permits ITFS license holders to consolidate their educational programming on one or more of their ITFS channels thereby providing wireless cable operators leasing such channels, including the Company, with greater flexibility in their use of ITFS channels. The FCC's allocation of frequencies to wireless cable is subject to change and, in the future, the FCC might propose to alter the present wireless cable allocation to provide a portion of the spectrum for other emerging technologies. Recently, the FCC formally inquired as to whether certain wireless cable frequencies should be reallocated for new computer-based communications services. This inquiry is at a preliminary stage, and it is uncertain whether any definitive action will be taken with respect to this inquiry. The Company believes that if any such action were taken to reallocate these channels, the FCC would allocate substitute frequency rights to the wireless cable industry or provide other concessions. See "Business -- Competition -- Local Multi-Point Distribution Service."

     The Company is dependent on leases with unaffiliated third parties for most of its wireless cable channel rights. The Company has entered into leases for substantially all of its wireless cable channel rights with channel license holders, applicants for channel licenses and applicants that have had previously-filed applications returned without prejudice by the FCC and which will be refiled. The Company's channel leases typically cover four instructional television fixed service ("ITFS") and/or one to four multi-point distribution service ("MDS") wireless cable channels each. Generally, ITFS channels may only be owned by qualified non-profit educational organizations and in general must use a minimum of 20 hours per week per channel for educational programming. The remaining excess ITFS channel air time may be leased to wireless cable operators for commercial use without further restriction. MDS channels may be owned by commercial entities and allow full-time usage without programming restrictions. Under the rules of the FCC, the term of an ITFS channel lease cannot exceed 10 years. There is no such restriction for MDS channel leases. ITFS licenses generally are granted for a term of 10 years and are subject to the renewal by the FCC. MDS licenses generally will expire on May 1, 2001 unless renewed. The use of such channels by the license holders is subject to regulation by the FCC and the Company's ability to continue to enjoy the benefits of its leases with channel license holders is dependent upon the continuing compliance by the channel license holders with applicable regulations including the requirement that ITFS license holders must meet certain educational use requirements in order to lease transmission capacity to wireless cable operators. The remaining initial terms of most of the Company's channel leases are approximately five to 10 years, although certain of the Company's channel leases have initial terms expiring during the next several years. Most of the Company's leases grant the Company a right of first refusal to purchase the channels after the expiration of the lease if FCC rules and regulations so permit, provide for automatic renewal of the lease term upon FCC renewal of the license and/or require the parties to negotiate lease renewals in good faith. The termination of or failure to renew a channel lease or termination of the channel license, or the failure to grant an application for an extension of time to construct an authorized station, would result in the Company being unable to deliver television programming on such channel(s). Although the Company does not believe that the termination of or failure to renew a single channel lease or license would adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company. Additionally, FCC licenses also specify construction deadlines, which, if not met, could result in the loss of the license. Requests for additional time to construct may be filed and are subject to review pursuant to FCC rules. Certain of the Company's channel rights are subject to pending extension requests and it is anticipated that additional extensions will be required. There can be no assurance that the FCC will grant any particular extension request or license renewal request.

     Applications for wireless cable licenses are subject to approval by the FCC. Applicants with whom the Company has entered into leases have filed a series of applications with the FCC for a number of wireless cable channels and the Company has entered into leases for additional channels with applicants that have had previously-filed applications returned without prejudice by the FCC and which have been refiled. The vast majority of such leases are in the form of lease agreements with qualified non-profit educational organizations for ITFS channels. These ITFS applications are expected to undergo review by the FCC's engineers and staff attorneys over the next several months. There is no limit on the time that may elapse between filing the application with the FCC for a modification or new license and action thereon by the FCC. Once the FCC staff determines that the applications meet certain basic technical and legal qualifications, the staff will then determine whether each application is proximate to the transmit and receive-site locations of other applications. Those applications that would result in signal interference to other pending applications ("Competing Applications") must then undergo a comparative selection process. The FCC's ITFS application selection process is based on a set of objective criteria that includes whether an applicant is located in the community to be served and the number of students that will receive the applicant's educational programming. Thus, the outcome of the selection process when two or more qualified applicants are competing for the same channels lends itself to a degree of predictability that varies according to the circumstances. Most of the Company's lease agreements with applicants for channel licenses involve channel licenses for which Competing Applications have been filed. In each market, the Company has carefully considered the FCC's selection criteria in choosing the educational entities with which it has entered into lease agreements. However, because the FCC's application review process does not lend itself to complete certainty, and given the considerable number of applications involved, no assurance can be given as to the precise number of applications that will be granted. A number of competing applicants for channel licenses have filed with the FCC petitions to deny the applications in which the Company has acquired channel rights, based upon alleged substantive defects in the applicant or in technical or other aspects of the application. The Company anticipates that the FCC will deny most of the current petitions to deny the applications in which the Company has acquired channel rights. However, no assurance can be given as to the precise number of such petitions that will be denied. Although the Company does not believe that any single award of a channel license to an applicant that has filed a Competing Application or the granting of any single petition to deny an application in which the Company has acquired channel rights would adversely affect the Company, several of such awards or grants could have a material adverse effect on the Company.

     In 1985, the FCC established a lottery procedure for awarding MDS licenses. In 1990, the FCC established a filing "window" system for new multichannel MDS ("MMDS") applications. The FCC's selection among more than one acceptable MMDS application filed during the same filing window was determined by a lottery. Generally, once an MMDS application is selected by the FCC and the applicant resolves any deficiencies identified by the FCC, a conditional license is issued, allowing construction of the station to commence. Construction generally must be completed within one year of the date of grant of the conditional license, in the case of MMDS channels, or 18 months, in the case of ITFS channels. ITFS and MMDS licenses generally have terms of 10 years. Licenses must be renewed and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of an MMDS conditional license or of a controlling interest in the conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of an MMDS license holder's spectrum capacity to a third party and the granting of options to purchase a controlling interest in a license once the required license holding period has lapsed and certain other conditions are met.

     In April 1992, the FCC imposed a freeze on the filing of applications and amendments to applications for new MMDS channel licenses. In February 1993, the FCC imposed a similar freeze on the filing of applications for new ITFS licenses and for major ITFS modifications. The freezes were intended to allow time for the FCC to update its wireless cable data base and to allow the FCC to review and possibly modify its application rules related to these services. The FCC subsequently lifted the freeze on the filing of applications for major ITFS modifications, but indicated that it would accept such applications only until September 15, 1995. In February 1995, the FCC amended its rules and established "windows" for the filing of new ITFS applications or major modifications to authorized ITFS facilities. The first filing "window" was October 16-20, 1995. Where two or more ITFS applicants file applications for the same channels and the proposed facilities could not be operated with Impermissible Interference, the FCC employs a set of comparative criteria to select from among the competing applicants.

     The FCC is currently in the process of conducting an auction (the "BTA Auction") of available commercial wireless cable spectrum in 487 basic trading areas ("BTAs") and six additional BTA-like geographic areas around the country. The winner of a BTA has the right to develop the vacant MMDS frequencies throughout the BTA, consistent with certain specified interference criteria that protects existing ITFS and MMDS channels. Existing ITFS and MMDS channel rights holders also must protect the BTA winner's spectrum from interference caused by power increases or tower relocations. The Company may not be the winning bidder of the BTAs that encompass the Company's markets. The Company's ability to increase power or relocate its transmission facilities in markets where it is not the owner of the BTA may be limited, which could increase the cost to the Company of, and extend the time for, developing a commercially viable system.

     In order to be eligible for the BTA Auction, the Company was required to file, prior to the start of auction, applications and up-front payments. After the BTA Auction, in any markets where the Company is the winning bidder, it will have certain post-auction filing obligations, including, but not limited to, applications that propose new transmission facilities, exhibits concerning their involvement in bidding consortia, and their plans to build-out two-thirds of the market over a five-year period. Due to the unique nature of the BTA Auction, there is no prior regulatory history regarding the scope and nature of the information the FCC will require, or how the FCC will treat the information.

     Application for renewal of MDS and ITFS licenses must be filed within a certain period prior to expiration of the license term, and petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violations of the Communications Act or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license. The Company's lease agreements with license holders typically require the license holders, at the Company's expense, to use their best efforts, in cooperation with the Company, to make various required filings with the FCC in connection with the maintenance and renewal of licenses. The Company believes this reduces the likelihood that a license will be revoked, canceled or not renewed by the FCC.

     Wireless cable transmissions are governed by FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (i.e., analog or digital). Current FCC regulations require wireless cable systems to transmit only analog signals and those regulations will have to be modified, either by rulemaking or by individual application, to permit the use of digital transmissions. The Company is a party to a pending application for declaratory ruling filed in July 1995 seeking adoption of interim regulations authorizing digital transmission. The Company believes that the necessary FCC approvals will be obtained to permit the use of digital compression by the time it becomes commercially available; however, there can be no assurance that these approvals will be forthcoming or timely. In addition, such modifications filed with the FCC after the BTA Auction will be subject to the interference protection rights of BTA Auction winners.

     The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the collocation of a commercially viable number of channels operating with common technical characteristics. In order to commence operations in many of the Company's unlaunched markets, the Company has filed or will be required to file applications with the FCC to modify licenses for unbuilt stations. In applying for these modifications, the Company must demonstrate that its proposed signal does not violate interference standards in the FCC-protected area of another wireless cable channel license holder. A wireless cable license holder generally is protected from interference within 35 miles of the transmission site. An ITFS license holder has protection to all of its receive sites, but only a 35 mile protected service area during excess capacity use by a wireless cable operator. In addition, modifications submitted after the BTA Auction will be required to protect auction winners from interference. If such changes would cause the Company's signal to cause interference in the FCC-protected area of another wireless cable channel license holder, the Company would be required to obtain the consent of such other license holder; however, there can be no assurance that such consent would be received and the failure to receive such consent could adversely affect the Company's ability to serve the affected market.

     When the FCC implements competitive bidding in the awarding of initial MMDS licenses, the Company cannot predict whether any increase in costs of renewing its leases will result from increased license costs to the initial licensee. However, the Company does not believe that any such increased costs would materially affect the Company's operations or financial condition.

     The Cable Act. On October 5, 1992, Congress passed the Cable Act, which imposes greater regulation on traditional hard-wire cable operators and permits regulation of prices in areas in which there is no "effective competition." The Cable Act, among other things, directs the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by traditional hard-wire cable operators. The legislation also provides for deregulation of traditional hard-wire cable in a given market once other multi-channel video providers serve, in the aggregate, at least 15% of the cable franchise area. Rates charged by wireless cable operators, typically already lower than traditional hard-wire cable rates, are not subject to regulation under the Cable Act.

     Under the retransmission consent provisions of the Cable Act and the FCC's implementing regulations, all multi-channel video providers (including both hard-wire and wireless cable) seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. Hard-wire cable systems, but not wireless cable systems, are required under the Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals.

     On May 3, 1993, the FCC issued new regulations implementing the rate regulation provisions in the Cable Act. Traditional hard-wire cable operators with rates above a price benchmark average for basic services were directed to reduce their rates by approximately 10%. On February 22, 1994, the FCC announced that it would require traditional hard-wire cable operators to implement a further reduction in rates of another 7%. On November 18, 1994, the FCC adopted some exceptions to its cable rate regulations which would allow certain flow-through item rate increases and after rate flexibility. The FCC has also adopted regulations implementing the Cable Act that require traditional hard-wire cable operators to establish standardized levels of customer service. The Company is currently unable to predict what effect these regulations may have on the Company's price and service competitiveness.

     In February 1996, the Telecommunications Act of 1996 was enacted.
Pursuant to the Telecommunications Act of 1996, all cable rate regulation will be eliminated after three years, and for "small systems" as defined in the Act, and under certain other circumstances, rate regulation will be eliminated immediately. Until these sunset provisions go into effect, hard-wire cable operators will continue to be subject to rate regulations.

     While current FCC regulations are intended to promote the development of a competitive pay television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the industry as a whole and on the Company in particular. In addition, a number of legal challenges to the Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could substantially increase the Company's operating costs, make some programming unavailable to the Company and otherwise have a material adverse effect on the wireless cable industry as a whole or the Company in particular. In particular, those sections of the Cable Act which prohibit discriminatory or unfair practices in the sale of satellite cable and satellite broadcast programming to competing multichannel video programming distributors have been challenged. The Company's costs to acquire satellite cable and broadcast programming may be affected by the outcome of those challenges. See "Business -- Availability of Programming." Other aspects of the Cable Act that have been challenged, the outcome of which could adversely affect the Company and the wireless cable industry in general, are the Cable

Act's provisions governing rate regulation and customer service standards to be met by traditional hard-wire cable companies. The Cable Act empowered the FCC to regulate the subscription rates charged by traditional hard-wire cable operators. As described above, the FCC recently issued rules requiring such cable operators, under certain circumstances, to reduce the rates charged for basic services by 17%. The Cable Act also empowered the FCC to establish certain minimum customer service standards to be maintained by traditional hard-wire cable operators. These standards include prompt responses to customer telephone inquiries, reliable and timely installations and repairs and readily understandable billing practices. Should these provisions withstand court and regulatory challenges, the extent to which wireless cable operators may continue to maintain an advantage over traditional hard-wire cable operators in price and customer service practices could be diminished.

     The Telecommunications Act of 1996 removes certain barriers to investment by telephone companies in hard-wire cable companies. The legislation lifts the current statutory cross-ownership ban contained in the Communications Act, which prevents a telephone company from using hard-wire facilities to provide cable television service to the same community where it provides telephone service. The statutory ban was never applied to a telephone company's investment in wireless cable. Telephone companies operating in the markets serviced by the Company were legally permitted to build, lease or purchase hard-wire cable systems and become competitors of the Company.

     Other Regulations. Since the vast complex of coaxial cable utilized by traditional hard-wire cable operators requires a "right of way" to cross municipal streets, such operators must acquire a municipal franchise and pay municipal franchise fees. Since wireless cable uses FCC approved frequencies, it does not require a municipal right of way. Accordingly, wireless cable operators are not subject to those franchise fees. Traditional hard-wire cable operators are also required to set aside public access channels for municipal and local resident use. Wireless cable operators are not subject to these requirements.

     Wireless cable license holders are subject to regulation by the FAA with respect to the construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

AVAILABILITY OF PROGRAMMING

     Once a wireless cable operator has obtained the right to transmit programming over specified frequencies, the operator must then obtain the right to use the programming to be transmitted.

     General. Currently, with the exception of the retransmission of local off-air VHF/UHF broadcast signals, programming is made available in accordance with contracts with program suppliers under which the system operator pays a royalty based on the number of subscribers receiving service each month. Individual program pricing varies from supplier to supplier; however, more favorable pricing for programming is generally afforded to operators with larger subscriber bases. The likelihood that program material will be unavailable to the Company has been significantly mitigated by the Cable Act and various FCC regulations issued thereunder which, among other things, impose limits on exclusive programming contracts and prohibit cable programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. Only a few of the major cable television programming services carried by the Company are not currently directly owned by vertically integrated multiple cable system operators and the Company historically has not had difficulty in arranging satisfactory contracts for these services. The basic programming package offered in each of the Existing Systems is comparable to that offered by the local traditional hard-wire cable operators. However, several of such local traditional hard-wire cable operators currently offer more premium, pay-per-view and public access channels than the Company.

     Copyright. Under the Federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports and the payment of certain fees set by the Copyright Royalty Tribunal.

     Wireless cable operators may rely on Section 111. The United States Congress recently enacted legislation that confirmed the ability of wireless cable operators to obtain the benefit of the compulsory copyright license. Periodically, Congress has considered proposals to phase out the compulsory license. Since the Existing Systems retransmit only a limited number of broadcast channels, the Company does not believe that the termination of the compulsory copyright license would have a material adverse effect on the Company.

     Effective October 6, 1993, local broadcasters may require that cable operators obtain their consent before retransmitting local off-air VHF/UHF broadcasts. The FCC has exempted wireless cable operators from the retransmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable operators must obtain consent to retransmit local broadcast signals. The Company has obtained such consents in each of its Existing Systems where the Company is retransmitting on a wireless cable channel. Such consents will be required in the Company's other markets. There can be no assurance that the Company will be able to obtain such consents on terms satisfactory to the Company, if at all.

PAY TELEVISION INDUSTRY TRENDS

     The Company's business will be affected by pay television industry trends and, in order to maintain and increase its subscriber base in the years ahead, the Company will need to adapt rapidly to industry trends and modify its practices to remain competitive. Due to the limited number of physical components of the wireless transmission system, the Company believes it will be less expensive for it to adapt to coming industry trends than for traditional hard-wire cable operators. The cost of such adaptation by the Company could nonetheless be substantial.

     Compression. Several decoder manufacturing companies are developing digital compression technology, which would allow several programs to be carried in the amount of bandwidth where only one program is carried now. Manufacturers have projected varying compression ratios for future equipment, with more conservative estimates ranging from three-to-one to 10-to-one. Within 12 months, the Company believes compression technology, allowing six to 10 channels within one six-MHZ bandwidth, will be available. It is generally expected that the intended use for this expanded channel capacity would be for pay-per-view video services. Wireless cable will be able to immediately use digital compression technology when it becomes available, through existing and upgraded set-top converters. The Company believes traditional hard-wire cable companies will be required to expend significant funds on upgrading current systems in order to utilize digitally-compressed signals.

     Addressability and Pay-Per-View. "Addressability" means the ability to implement specific orders from or send other communications to each subscriber without having to modify a subscriber's equipment. "Impulse" addressability allows a subscriber to select specialized programming, such as pay-per-view, on an immediate basis simply through the remote control. While the Company, like many wireless cable operators, uses impulse addressable set-top converters, only approximately 35% of traditional hard-wire cable operators use addressability and approximately 5% use impulse addressability. Without addressability, a traditional hard-wire cable customer not subscribing to a premium channel must make two trips to the traditional hard-wire cable operator's offices, once to obtain the descrambling device and once to return it. A customer subscribing to a premium channel must telephone the traditional hard-wire cable operator in advance. The Company believes this lack of convenience has hindered pay-per-view sales. Pay-per-view is expected to become more popular as additional exclusive events become available for distribution on pay-per-view. Compression technology will greatly expand the channel capacity available for such programming. The Company believes that it will then have an additional advantage over most traditional hard-wire cable operators because its impulse addressable converters provide greater convenience for its subscribers. Traditional hard-wire cable operators will incur significant expenditures to upgrade their systems to be able to offer impulse addressability.

     Advertising. Until recently, most advertising on cable has been sold by program suppliers, who sell national advertising time as part of the signal they deliver to cable operators. Recently, however, advertisers have begun placing advertisements on channels dedicated exclusively to advertising, as well as in local available time (typically, two minutes each hour) set aside by program suppliers for local insertions in their programming of advertisements sold by cable operators. Use of local available time requires automatic spot insertion equipment, which is readily available today at a minimal capital cost.

     Interactivity. Certain traditional hard-wire cable operators have announced their intentions to develop interactive features for use by their subscribers. Interactivity would allow subscribers to utilize their televisions for two-way communications such as video games and home shopping. Wireless cable operators will be able to utilize a frequency which the FCC has made available for interactive communications. At this time, the Company believes that commercial viability of interactivity in the Company's markets is at least several years away.

COMPETITION

     In addition to competition from established traditional hard-wire cable television systems, wireless cable television operators face competition from a number of other sources, including potential competition from emerging trends and technologies in the pay television industry, some of which are described below.

     Satellite Receivers. Satellite receivers are generally seven to 12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company will to some degree compete with these systems in marketing its services.

     Direct Broadcast Satellite ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite transmitted signals, its reception can be accomplished with a relatively small (18 inch) dish mounted on a rooftop or in the yard. DBS cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-air receive antennas. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. Three DBS services currently are available nationwide, and two more are expected to commence service in 1996. AT&T Corp. has announced plans to invest $137.5 million in DirecTv, Inc., a leading provider of DBS service, and MCI Communications Corp. has announced that it has entered into a DBS joint venture arrangement with News Corp., using a license that MCI won at a FCC auction for which it is paying a reported $682.5 million. DBS currently has approximately 2.3 million subscribers nationwide. At present, the Company does not believe that in the near-term DBS will constitute competition in the markets in which the Company operates due primarily to its cost and failure to provide local VHF/UHF broadcast channels.

     Satellite Master Antenna Television ("SMATV"). SMATV is a multi-channel television service offered through a wired plant very similar to a traditional hard-wire cable system, except that it operates without a franchise from a local authority. SMATV operates under an agreement with a private landowner to service a specific multiple-dwelling unit. The FCC has recently amended its rules to provide point-to-point delivery of video programming by SMATV operators and other video delivery systems in the 18 gigahertz band.

     Telephone Companies. Under the Communications Act, local exchange carriers ("LECs") are currently prohibited from providing video programming directly to subscribers in their respective telephone service areas. The FCC has recently ruled, however, that LECs may acquire wireless cable channel operations. Moreover, certain U.S. District Courts and Courts of Appeal have held that the "telco-cable cross-ownership ban" abridges the First Amendment rights of LECs to free expression under the U.S. Constitution. Such rulings are currently under appeal or are expected to be appealed. The Telecommunications Act of 1996 lifts barriers to the provision of cable television service by telephone companies. The FCC already permits LECs to provide "video dial-tone" service, thereby allowing such carriers to make available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others.

     While the competitive effect of the entry of telephone companies into the video programming business is still uncertain, the Company believes that wireless cable systems will continue to maintain a cost advantage over video dialtone service and fiber optic distribution technologies.

     Video Stores. Retail stores rent VCRs and/or video tapes, and are a major participant in the television program delivery industry. According to Paul Kagan Associates, Inc., there are over 75.5 million households with VCRs now in use in the United States.

     Local Off-Air VHF/UHF Broadcasts. Local off-air VHF/UHF broadcasts (such as ABC, NBC, CBS and Fox) provide a free programming alternative to the public. Previously, wireless cable systems could retransmit these broadcast signals without permission. However, effective October 6, 1993, pursuant to the Cable Act, local broadcasters may require that cable operators obtain their consent before retransmitting local off-air VHF/UHF broadcasts. The Company has obtained such consents in the Existing Systems where the Company is retransmitting on a wireless cable channel. The FCC also has recently permitted broadcasters to acquire, subject to certain restrictions, ownership interests in traditional hard-wire cable systems.

     Local Multi-Point Distribution Service. In 1993, the FCC proposed to redesignate the 28 gigahertz band to create a new video programming delivery service referred to as local multipoint distribution service ("LMDS"). In July 1995, the FCC proposed to award licenses in each of 493 BTAs pursuant to auctions. Sufficient spectrum for up to 49 analog channels has been designated for the LMDS service. The FCC has not determined how many licenses it will award in each BTA. Final rules for LMDS have not been established. Auctions are not expected to begin until later in 1996.

     Low Power Television ("LPTV"). Low Power Television ("LPTV") utilizes a limited portion of the spectrum allocated by the FCC for local off-air VHF/UHF broadcasts, but LPTV utilizes lower power transmission equipment than local off-air VHF/UHF broadcasts and its signal may be encrypted. LPTV typically has only a 15 to 20 mile signal range. LPTV requires a separate transmitter for each channel and a standard antenna at the receiving site.

BUSINESS STRATEGY

     The Company's primary business objective is to develop, own and operate wireless cable television systems in markets in which the Company believes it can achieve positive cash flow and operating income rapidly after system launch and then expand such system while increasing such system's operating income.

     Rural Market Focus. The Company aggregates wireless cable channel rights and locates operations in geographic clusters of small to mid-size markets that have a substantial number of households not currently passed by traditional hard-wire cable. The Company believes that this size market typically has a stable economic base, less competition from alternative forms of entertainment and terrain and other conditions conducive to wireless cable transmissions.

     Managed Subscriber Penetration. The Company attempts to manage system launch and subscriber growth in order to contain system launch costs and to achieve positive cash flow rapidly. Typically, the Company's operating systems achieve positive monthly operating cash flow upon obtaining an average of approximately 1,200 to 1,500 subscribers. Within a system, the Company initially directs its marketing at unpassed households, which typically have limited access to local off-air VHF/UHF broadcast channels. Accordingly, the Company believes it can launch service successfully in most of its markets with only 12 channels of programming, allowing it to contain system launch costs and achieve positive cash flow with a lower number of subscribers. Generally, once a system achieves positive cash flow, the Company will expand the channel offering and add subscribers while increasing such system's positive operating cash flow. As of March 1, 1996, 29 of the Company's operating systems were generating positive monthly operating cash flow. The remaining operating systems that were not generating positive monthly operating cash flow had not reached an average of 1,200 to 1,500 subscribers.

     Low Cost Structure. Wireless cable systems typically cost significantly less to build and operate than traditional hard-wire cable systems for several reasons. First, while both traditional hard-wire cable operators and wireless cable operators must construct a head-end, traditional hard-wire cable operators must also install an extensive network of coaxial cable and amplifiers in order to transmit signals from the head-end to subscribers. Once the head-end is constructed, the Company estimates that each additional wireless cable subscriber currently requires an incremental capital expenditure by the Company of approximately $395 to $435, consisting of, on average, $275 to $300 of material, $95 to $105 of installation labor and overhead charges and $25 to $30 of direct commission. Such incremental capital expenditures are variable costs and are partially offset by installation fees paid by subscribers. Second, without an extensive cable network, wireless cable operators typically incur lower system maintenance costs and depreciation expense. Third, programming is generally available to traditional hard-wire and wireless cable operators on comparable terms, although operators that have a smaller number of subscribers often are required to pay higher per subscriber fees. Fourth, the Company currently experiences a low rate of subscriber turnover of on average approximately 1.5% per month, as compared to the "churn" rate of approximately 3% per month typically experienced by traditional hard-wire cable operators. Reduced subscriber turnover reduces installation and marketing expenses. Finally, by locating its operations in geographic clusters, the Company can further contain costs by taking advantage of economies of scale in management, sales and customer service.

     Acquisition of ITFS Channel Rights. Because the Company believes it can launch service successfully in its markets with as few as 12 channels of programming, the Company focuses on development of the 20 available ITFS channels. See "Business -- Regulatory Environment -- General." The Company cooperates with many non-profit educational organizations in obtaining ITFS licenses from the FCC. Once the Company has secured rights to at least 12 ITFS channels in a market, the Company believes it can launch a commercially viable system in such market. The

Company believes that its strategy of first developing the ITFS channels, in lieu of the MDS channels, has resulted in aggregate leased license expense in its operating systems that is less than the industry-wide average leased license expense.

EXISTING SYSTEMS AND THE COMPANY'S MARKETS

     The table below provides information regarding the 81 markets in which the Company has wireless cable channel rights that it intended to retain and develop as of March 1, 1996.

                                              ESTIMATED                      NUMBER OF
                                ESTIMATED      LINE-OF-                   SUBSCRIBERS AT
                                  TOTAL         SIGHT        CURRENT          MARCH 1,
                                HOUSEHOLDS    HOUSEHOLDS   CHANNELS (1)        1996
                                ----------    ----------   ------------   --------------
EXISTING SYSTEMS
Ada, OK                            27,950        20,693        32              5,680
Wichita Falls, TX                  78,290        74,376        28              5,956
Midland, TX                       120,037       114,035        26              4,865
Abilene, TX                        86,676        82,344        23              3,674
Lawton, OK                         97,023        92,172        27              7,260
Laredo, TX                        313,406(2)    297,736(2)     27              6,126
Enid, OK                           76,602        72,772        21              4,142
Lindsay, OK                        52,266        42,646        32              3,453
Ardmore, OK                        61,416        52,976        20              3,353
Mt. Pleasant, TX                   33,589        26,871        16              2,110
Lufkin, TX                        117,534        88,150        12              --(3)
Shaw, KS                           47,223        42,763        30              3,881
Texarkana, TX                     118,204        94,563        20              2,033
Stillwater, OK                     54,562        40,922        20              6,365
Lubbock, TX                       123,934       105,323        34              5,665
McLeansboro, IL                    80,136        60,102        18              1,266
Vandalia, IL                       73,593        55,195        20              1,899
Olney, IL                          67,812        50,859        20              1,728
Lykens, OH                        210,800       168,640        24                697
Paragould, AR                      77,523        58,500        21              2,557
Sikeston, MO                       69,837        52,378        24              3,008
Taylorville, IL                   159,596       119,697        20              1,836
Peoria, IL                        276,446       248,801        22              1,046
Manhattan, KS                      56,473        42,335        20              1,336
O'Donnell, TX                      68,940        65,493        20              1,568
Olton, TX                          32,548        30,921        20              1,380
Monroe City / Lakenan, MO          46,376        34,782        27              1,674
Paris, TX                          55,445        41,584        20              1,200
Sherman / Denison, TX             100,000        90,000        31              4,478
Harper / Freeport, IL             125,269        93,952        20                504
Corsicana / Athens, TX             69,161        62,245        23                165
Strawn / Ranger, TX                34,488        25,866        20                239
Hamilton, TX                       28,551        21,413        20              --(4)
Champaign, IL                     164,992       148,493        23              2,061
Austin, TX                        360,000       250,000        31             12,453
Temple / Killeen, TX              110,000        80,000        35              6,737
Waco, TX                          100,000        80,000        35              4,289
Corpus Christi, TX                135,000       108,000        31             15,392
                                ---------     ---------                      -------
   Total -- Existing Systems    3,911,698     3,237,618                      132,076
                                =========     =========                      =======

                                                 ESTIMATED    EXPECTED
                                     ESTIMATED    LINE-OF-   CHANNELS AT
                                       TOTAL       SIGHT       LAUNCH
                                     HOUSEHOLDS  HOUSEHOLDS      (1) (5)
                                     ----------  ----------  -----------
SYSTEMS UNDER CONSTRUCTION (6)
    Anthony, KS                          15,798      11,845       16
    Forrest City, AR                     55,642      41,732       21
    Marion, KS                           53,881      40,411       19
    Peaksville, MO                       48,157      36,118       15
    Purdin, MO                           25,001      18,751       20
    Sterling, KS                         45,213      38,431       24
    Stromsberg, NE                       34,813      29,591       20
    Tulsa, OK                           321,922     273,634       16
    Walnut Grove, IL                     84,226      63,170       20
                                      ---------   ---------
      Total -- Systems Under
        Construction                    684,653     553,683
                                      =========   =========
FUTURE LAUNCH MARKETS (7)
  Adairsville, GA                       205,662     154,247       16
  Altus, OK                              30,653      29,120       16
  Amarillo, TX                          106,670     101,337       26
  Bellflower, MO                         63,384      57,046       20
  Bluffs, IL                             46,389      34,792       20
  Burnet, TX                             24,917      18,688       16
  Charlotte, TX                          32,771      24,578       16
  Columbia, MO                          149,622     127,179       18
  Crow, TX                               71,421      57,137       12
  Des Moines, IA                        267,279     240,551       16
  El Dorado, AR                          54,727      38,310       16
  El Paso, TX                           200,000     180,000       27
  Elk City, OK                           26,379      21,103       16
  Fischer, TX                           317,039     237,779       20
  Henryetta, OK                          31,968      25,574       16
  Holdenville, OK                        50,637      45,573       20
  Ingram, TX                             26,235      19,676       20
  Kossuth, TX                            52,490      39,368       20
  Lenapah, OK                            51,921      38,941       12
  Mayfield, KY                          175,948     155,972       21
  McAlester, OK                          36,475      25,533       20
  Miami, OK                              70,820      60,197       15
  Muskogee, OK                           66,510      53,208       20
  Portsmouth, NH                        384,389     288,292       27
  Powers Crossroads, GA                 135,037     101,278       20
  Rutledge, GA                          141,370     106,028       16
  Sabinal, TX                            15,795      11,846       20
  Seminole, OK                           42,204      35,873       19
  Shreveport. LA                        214,315     182,168       24
  Springfield, MO                       139,706     118,750       16
  Topeka, KS                            211,762     190,586       16
  Tyler, TX                             233,416     186,734       14
  Weatherford, OK                        31,445      29,873       16
  Wick, OH                              336,098     268,878       20
                                      ---------   ---------
    Total -- Future Launch Markets    4,045,454   3,306,215
                                      ---------   ---------
TOTAL -- ALL COMPANY MARKETS          8,641,805   7,097,516
                                      =========   =========

- -------------
(1) Includes local off-air VHF/UHF channels, some of which are retransmitted by the Company over wireless cable channels.

(2) Includes households located in Mexico, to which the Company would be permitted to provide service in conjunction with a Mexican-owned company.

(3) Construction of the Lufkin System was completed in December 1994. The Company is not actively marketing its service in the Lufkin System because it is awaiting action by the FCC to grant licenses, which would increase the number of wireless cable channels available to the Company.

(4)  The Hamilton System was launched on February 27, 1996.

(5) The Company's business strategy is generally to launch a market with approximately 12 wireless cable channels. Although the Company has no current intention to launch any market with less than 12 channels, the Company will launch certain markets with more than 12 channels and may, at some point in the future, launch one or more markets with less than 12 channels due to FCC construction deadlines or competitive considerations in such markets. Expected channels at launch includes channels with respect to which the Company has a lease with or an option from a channel license holder, an applicant for a channel license or an entity that has had an application for a channel license returned without prejudice by the FCC and which will be refiled. In certain markets, the Company has rights to additional wireless cable channels but does not expect to utilize such channels upon system launch.

(6) Systems in which the system head-end is under construction. Expected channels at launch for such systems include channels with respect to which the Company has a lease with or an option from a channel license holder or an applicant for a channel license.

(7) Such markets include 30 markets with respect to which the Company has aggregated sufficient wireless cable channel rights to commence construction of a system and four markets with respect to which the Company has a lease with or an option from an applicant for a channel license or an entity that has had an application for a channel license returned without prejudice by the FCC and which will be refiled. The Company expects a substantial number of such licenses to be granted by the FCC.

     Existing Systems. At March 1, 1996, the Company had 38 Existing Systems. The Company generally offers 16 to 24 basic cable channels, one to three premium channels (HBO, Showtime and Cinemax) and one pay-per-view channel. Local off-air channels are received by the subscriber along with the Company's wireless channels, thereby adding an average of three to six channels to the basic channels offered, resulting in aggregate offerings of approximately 18 to 32 channels. Generally, the Company's Existing Systems lease all of their wireless cable channels. The terms of such leases typically expire 10 years from the license grant date, ranging from years 1998 to 2005, and such leases provide for either a right of first refusal or two automatic five-year renewal periods or one 10-year renewal period. The Existing Systems transmit at 10 to 50 watts of power from a transmission tower that generally has a signal pattern covering a radius of 35 to 50 miles.

     Systems Under Construction. At March 1, 1996, the Company had nine additional systems under construction, which are located in Anthony, Marion and Sterling, Kansas, Forrest City, Arkansas, Peaksville and Purdin, Missouri, Stromsberg, Nebraska, Tulsa, Oklahoma and Walnut Grove, Illinois. In each of the systems under construction, the Company has ordered equipment to commence construction necessary to transmit on its channels in such markets.

     Generally, the Company's systems under construction lease all of their wireless cable channels. The terms of such leases typically expire 10 years from the license grant date, ranging from years 2001 to 2005, and such leases provide for either a right of first refusal or two automatic five-year renewal periods or one 10-year renewal period. The systems under construction transmit at 10 to 50 watts of power from a transmission tower that generally has a signal pattern covering a radius of 35 to 50 miles.

     Future Launch Markets. In these markets, the Company has aggregated or is aggregating additional wireless cable channel rights. In 30 of the future launch markets, the Company has aggregated sufficient wireless cable channel rights to commence construction of a system and in four of such markets, the Company has leases with or options from applicants for channel licenses that the Company expects to be granted by the FCC. The vast majority of the Company's channel rights in the future launch markets are in the form of lease agreements with educational entities that have pending applications for ITFS channels or that have had applications returned without prejudice by the FCC which will be refiled. These ITFS applications are expected to undergo review by the FCC's engineers and staff attorneys over the next 24 months. Once the FCC staff determines that the applications meet certain basic technical and legal qualifications, the staff will then determine whether each application is proximate to the transmit and receive-site locations of other applications. Those applications that would result in signal interference to other pending applications must then undergo a comparative selection process. The FCC's ITFS application selection process is based on a set of objective criteria that includes whether an applicant is located in the community to be served and the number of students that will receive the applicant's educational programming. Thus, the outcome of the selection process when two or more qualified applicants are competing for the same channels lends itself to a degree of predictability that varies according to the circumstances. Most of the Company's lease agreements with applicants for channel licenses involve channel licenses for which Competing Applications have been filed and Competing

Applications may be filed with respect to the applications to be refiled. In each market, the Company has carefully considered the FCC's selection criteria in choosing the educational entities with which it has entered into lease agreements. The Company therefore anticipates that a substantial number of the pending applications and applications to be refiled will be granted by the FCC. However, because the FCC's application review process does not lend itself to complete certainty, and given the considerable number of applications involved, no assurance can be given as to the precise number of applications that will be granted.

     The Company currently plans to finish construction of all systems currently under construction during the second quarter of 1996 and the Company currently expects to construct approximately 25 to 30 systems during 1996. Construction will entail the construction of a transmission building near a transmission tower and the installation of transmission equipment and, in certain cases, the construction of the transmission tower. The construction of the transmission facility will enable the Company to launch wireless cable service in such markets. The Company is analyzing the appropriate construction schedule for its additional markets. This analysis is being performed based upon multiple factors, including, but not limited to, the expiration dates of leases and FCC construction permits, the number of potential subscribers in each market, the availability of capital and the proximity of a market to its existing systems or other markets ready for construction.

SYSTEM COSTS

     Traditional hard-wire cable systems typically cost significantly more to build than wireless cable systems. The Company estimates that the current cost per market for transmission (or head-end) equipment for its wireless cable systems will average approximately $750,000 to $900,000 depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower. Although traditional hard-wire cable operators must also construct a transmission (or head-end) facility, hard-wire systems must also install a network of coaxial cable and amplifiers in order to deliver signals to their subscribers. This considerable cost is not incurred by wireless cable operators and is only partially offset by the cost a wireless cable operator incurs to purchase and install the wireless frequency receiving antenna and related equipment necessary for each subscriber's location. The Company estimates that each additional wireless cable subscriber currently requires an incremental capital expenditure by the Company of approximately $395 to $435, consisting of, on average, $275 to $300 of material, $95 to $105 of installation labor and overhead charges and $25 to $30 of direct commission. Such incremental capital expenditures are variable costs and are partially offset by installation fees paid by subscribers.

     The system operating costs for wireless cable systems also are generally lower than those for comparable traditional hard-wire systems. This is attributable to lower system network maintenance and depreciation expense. Programming is generally available to traditional hard-wire and wireless cable operators on comparable terms, although operators that have a smaller number of subscribers often are required to pay higher per subscriber fees. Accordingly, operators in the initial operating stage generally pay higher programming fees on a per subscriber basis. The Company currently experiences a low rate of subscriber turnover of approximately 1.5% per month, as compared to the "churn" rate of approximately 3% per month typically experienced by traditional hard-wire cable operators. Reduced subscriber turnover reduces installation and marketing expenses. By locating its operations in geographic clusters, the Company can further contain costs by taking advantage of economies of scale in management, sales and customer service. Each of the Company's operating systems or system clusters is managed by a general manager who reports directly to a regional manager. General managers are responsible for the day-to-day operations of their respective systems. Each operating system is staffed with customer service and sales representatives and service technicians. All other functions, including engineering, marketing, billing, and finance and administration, are centralized.

MARKETING AND CUSTOMER SERVICE

     The Company markets its wireless cable service by highlighting four major competitive advantages over traditional hard-wire cable services and other pay-television alternatives: (i) picture quality and reliability, (ii) customer service, (iii) programming features and (iv) price.

     Picture Quality and Reliability. The Company's transmission facilities use the latest available technology. The Company believes that it is positioning itself as a reliable alternative to traditional hard-wire cable by delivering a high quality signal throughout the entire signal area of the Existing Systems. Wireless cable subscribers enjoy substantially outage-free, highly reliable picture quality because there is no coaxial cable, amplifiers or processing and filtering equipment between the head-end and the subscriber's household, as in the case of traditional hard-wire cable. Within the signal range of the Existing Systems, the picture quality of the Company's service is at least as good as that typically received by traditional hard-wire cable subscribers because, absent any line-of-sight obstruction, there is less opportunity for signal degradation between the Company's head-end and the subscriber.

     Customer Service. The Company has established the goal of maintaining high levels of customer satisfaction. In furtherance of that goal, the Company emphasizes responsiveness and convenient installation scheduling. The Company has established customer retention and referral programs in an effort to obtain and retain new subscribers. The Company plans to expand its customer service operations and management information systems as its systems in operation expand. Because municipal franchises created virtual monopolies for traditional hard-wire cable companies, in the past, few have had an incentive to provide a level of customer service as high as the Company provides. The regulations authorized under the Cable Act will require traditional hard-wire cable companies to provide improved customer service which may decrease the Company's competitive advantage in this area.

     Programming Features. In the Existing Systems (other than the Lufkin, Texas System) and markets under construction, the Company believes that it has assembled sufficient channel rights and programming agreements to provide a programming package competitive with those offered by traditional hard-wire cable operators. Additionally, the Company has the capacity to offer pay-per-view programming and impulse addressability not currently widely offered by traditional hard-wire cable operators. The Company's typical channel offering includes between 16 and 24 basic cable channels, one to three premium channels (HBO, Showtime or Cinemax) and one pay-per-view channel on an event-by-event basis. Specific programming packages vary according to particular market demand. Local off-air channels are received by the subscriber along with the Company's wireless channels, thereby adding an average of three to six channels to the basic channels offered and resulting in aggregate offerings of approximately 18 to 32 channels.

     Price. The Company offers its subscribers a programming package consisting of basic service and premium programs. The Company can offer a price to its subscribers for basic service that is competitive with traditional hard-wire cable operators because of lower capital and operating costs. The Company is unable to predict precisely what effect FCC regulations enacted pursuant to the Cable Act will have on the rates charged by traditional hard-wire cable operators. Notwithstanding the regulations, the Company believes it will continue to be price competitive with traditional hard-wire cable operators with respect to comparable programming. The Company's typical pricing structure is $17.95 to $19.95 for basic service and $5.95 to $9.95 for one premium service channel or $14.95 for a combination premium service. Depending on market demand and competition, the Company offers a combination package consisting of basic service, rental of the receive-site equipment and two premium channels for $29.95 per month.

EMPLOYEES

     As of March 1, 1996, the Company had approximately 1,040 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees. The Company also presently utilizes the services of independent contractors to build and install certain of its wireless cable systems and market its services.

ACQUISITIONS, DIVESTITURES AND RECENT TRANSACTIONS

     RuralVision Joint Venture. On August 19, 1994, RuralVision Joint Venture, a newly-formed general partnership in which each of the Company and Cross Country Wireless, Inc. ("Cross Country") had a 50% interest, purchased substantially all of the assets (the "RuralVision Assets"), including five operating wireless cable systems and channel rights in approximately 100 markets, from RuralVision Central, Inc. and RuralVision South, Inc. (collectively, "RuralVision"). The aggregate purchase price of approximately $50 million for the RuralVision Assets was comprised of a $46 million note bearing interest at the rate of 8% per annum (the "RuralVision Note") and approximately $4.0 million of acquisition-related costs paid primarily by the Company and Cross Country. The Company and Cross Country guaranteed the payment of the RuralVision Note.

     On December 1, 1994, the Company purchased the wireless cable system located in Milano, Texas and additional wireless cable channel rights acquired from RuralVision in 37 other markets (collectively, the "RuralVision Purchased Assets") from RuralVision Joint Venture for $14.0 million.

     On January 27, 1995, the Company, Cross Country and RuralVision entered into agreements (collectively, the "Venture Distribution Agreement"), as a result of which the Company (i) paid an additional $4.32 million (including accrued interest of $320,000) in satisfaction of 50% of the remaining RuralVision Note, $513,000 (including accrued interest of $13,000) in satisfaction of 50% of the remaining balance of certain liabilities which RuralVision Joint Venture had assumed and transaction costs of $592,000 (collectively, the "Distribution Agreement Payments") and (ii) received a distribution (the "RuralVision Distribution") from RuralVision Joint Venture of an operating wireless cable system and wireless cable channel rights in 36 other markets (the "RuralVision Distributed Assets") with a carrying amount of approximately $17.4 million. As part of the transaction, the Company granted to Cross Country the right to sell 14 non-operating markets (the "Put Markets") remaining in RuralVision Joint Venture to the Company for $3.25 million (reduced dollar for dollar by the proceeds of any partial sales to third parties of any such assets) on May 17, 1995. Cross Country exercised this right and as a consequence the Company acquired the Put Markets. In addition, on May 17, 1995, the Company assigned its remaining interest in RuralVision Joint Venture to an unrelated third party in exchange for nominal consideration and, as a result, ceased to be a joint venturer thereof on such date.

     At March 1, 1996, the Company's 81 markets included 37 wireless cable markets acquired by or distributed to the Company from RuralVision joint venture that it currently intends to retain, own and develop (the "RuralVision Retained Assets"). Approximately 52 wireless cable markets (the "RuralVision Sale Assets") acquired by or distributed to the Company from RuralVision Joint Venture are not included in the discussion of the Company's business because the Company has disposed of 32 markets included in the RuralVision Sale Assets and the remaining RuralVision Sale Assets comprising 20 markets are not a part of the Company's long-term business plan.

     In total, the Company expended, through contributions to RuralVision Joint Venture, payment of the Distribution Agreement Payments, the acquisition of the RuralVision Purchased Assets and the acquisition of the Put Markets, an aggregate of approximately $35 million. The Company has disposed of certain RuralVision Sale Assets with respect to 34 wireless cable markets for aggregate consideration of approximately $49 million plus two wireless cable markets comprising approximately 2,040 subscribers and 267,000 line-of-sight households. The net result of the RuralVision acquisitions, dispositions and trades, excluding proceeds from the planned disposition of the remaining RuralVision Sale Assets, is that the Company acquired wireless cable channel rights in 39 markets representing an aggregate of approximately 2.3 million LOS households and 5,600 subscribers (as of the date of acquisition) for a nominal cost.

     Acquisitions of Minority Interests in Subsidiaries. During February 1995, the Company offered minority shareholders in 23 subsidiaries the opportunity to exchange their minority interests for shares of Common Stock. The exchange offer was consummated on March 15, 1995 and the Company issued an aggregate of 304,038 shares of common stock in exchange for minority interests in 21 subsidiaries (18 of which are now wholly-owned).

     Unit Offering. On April 26, 1995, the Company consummated a private placement of 100,000 units (the "Units") consisting of $100 million aggregate principal amount of 13% Senior Notes due 2003 ("Senior Notes") and 600,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $19.525 per share to the initial purchasers. The Company placed approximately $24.1 million of the approximately $95.3 million net proceeds from the sale of the Units into an escrow account and used approximately $3 million of such proceeds to repay indebtedness. In connection with the issuance of the Senior Notes, the Company agreed, among other things, to file within 30 days of the issue date a registration statement with the Securities and Exchange Commission (the "Commission") with respect to an offer to exchange new notes registered under the Securities Act of 1933 for the Senior Notes, which new notes will be identical in all respects to the Senior Notes, except that the new notes will not contain terms with respect to transfer restrictions and to cause such registration statement to become effective within 120 days of the issue date. See "Business -- Acquisitions, Divestitures and Recent Transactions -- Exchange Offer of Senior Notes."

     Lubbock, Texas and Tulsa, Oklahoma Acquisitions. In May 1995, the Company purchased an operating wireless cable system in the Lubbock, Texas market for approximately $5.4 million and wireless cable channel rights in the Tulsa, Oklahoma market for approximately $2.0 million and the forgiveness of a $2.0 million note receivable.

     Sale of Markets. In May 1995, the Company sold certain wireless cable channel rights in five markets to an unaffiliated entity for $2.7 million in cash. In July 1995, the Company sold certain wireless cable channel rights in five markets in New Mexico to an unaffiliated entity for $637,500 in cash and a $562,500 note receivable.

     Cross Country Acquisition. On July 18, 1995, the Company privately placed 1,029,707 shares of Common Stock to RuralVision Joint Venture in exchange for $20 million in cash. Immediately subsequent to the issuance of the shares to RuralVision Joint Venture, the Company acquired substantially all of the remaining assets of RuralVision Joint Venture, consisting primarily of wireless cable systems located in Lykens, Ohio; Paragould, Arkansas; Sikeston, Missouri and channel rights in additional markets located in five states for $20 million in cash (the "Cross Country Acquisition").

     Consent Solicitation. Between September 12, 1995 and September 29, 1995, the Company engaged in the solicitation of consents (the "Consent Solicitation") of the holders of its 13% Senior Notes due 2003 (the "Senior Notes") to (i) amend certain provisions of the indenture then in effect governing the Senior Notes (the "Original Indenture") to permit the Company to consummate the Wireless One Transaction (as hereinafter defined), the CableMaxx, AWS and Technivision Acquisitions (as hereinafter defined) and the CS Wireless Transaction (as hereinafter defined) and (ii) additionally amend certain definitions and covenants in the Original Indenture, which imposed restrictions on the Company's ability to pursue certain additional acquisition, divestiture, financing and other opportunities that the Company believed were necessary to enhance the value of the Company. The amendments referred to in
(i) and (ii) above and sought by the Company in the Consent Solicitation are referred to herein as the "Amendments."

     In the Original Indenture, the Company agreed, among other things, to certain restrictions on its and its subsidiaries' ability to make certain investments, to incur certain indebtedness and to consummate certain asset sales. Accordingly, in order to enable the Company to consummate the CableMaxx, AWS and Technivision Acquisitions and to facilitate the Company's ability to pursue such additional opportunities, if and when they arise, the Company engaged in the Consent Solicitation.

     The Amendments required the approval of at least a majority in aggregate principal amount of the Senior Notes that were outstanding on or prior to September 29, 1995, the expiration date of the Consent Solicitation. The Amendments received approval of approximately 95.5% in aggregate principal amount of the Senior Notes and, accordingly, became effective as of October 2, 1995 upon the execution of a supplemental indenture embodying such Amendments. Promptly after the effectiveness of the supplemental indenture including the Amendments, the Company paid to each holder of the Senior Notes who delivered a properly completed and executed consent form $10 in cash for each $1,000 principal amount of Senior Notes for which such consent form was delivered by such holder. The Company paid an aggregate of $955,000 to the holders of the Senior Notes in this regard.

     The Wireless One Transaction. Effective October 24, 1995, the Company and certain affiliates of Wireless One, Inc., a newly formed Delaware corporation ("Wireless One"), consummated a transaction (the "Wireless One Transaction") pursuant to which the Company and such affiliates contributed all of their respective wireless cable assets in various markets in Alabama, Florida, Georgia, Louisiana and Texas in exchange for $10 million and common stock of Wireless One. The Company contributed assets relating to 28 markets, including 16 of which were either previously held for sale or were markets in which the Company had not yet aggregated sufficient wireless cable channel rights to launch a commercially viable wireless cable system. As a result of the Wireless One Transaction, and after giving effect to the initial public offering of its common stock contemporaneously therewith, the Company became the beneficial owner of approximately 26% (after exercise of the over-allotment option granted to the underwriter of such initial public offering) of the outstanding common stock of Wireless One (the "Wireless One Common Stock").

     In connection with the Wireless One Transaction, the Company granted Wireless One the option to purchase the wireless cable channel rights of the Company and its subsidiaries in certain additional markets located in Florida, for either Wireless One Common Stock or cash, at Wireless One's option.

     The Company and certain of the other Wireless One stockholders, who beneficially own in the aggregate 57.3% of the outstanding Wireless One Common Stock, are parties to a stockholders agreement (the "Wireless One Stockholders Agreement") whereby, among other things, they agreed to vote their shares of Wireless One Common Stock so that the Board of Directors of Wireless One will have up to seven members, up to three of whom will be designated by the Company (at least one of whom cannot be an affiliate of Wireless One or the Company), up to three of whom will be designated by the other Wireless One stockholders who are parties to the Wireless One Stockholders

Agreement, including Chase Manhattan Capital Company ("CMCC") (at least one of whom must be independent of Wireless One and such stockholders), and one of whom will be designated by CMCC.

     In addition, the Company has agreed that with certain exceptions, from and after the closing until the earlier to occur of the (i) third anniversary of the closing and (ii) time when the Company and its affiliates cease to own at least 5% of the outstanding Wireless One Common Stock, the Company will not, and will cause each of its subsidiaries to not, engage in the wireless cable television business or acquire wireless cable television assets or related rights in any market in any of the states of Alabama, Georgia, Florida, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina or Tennessee, except for the Memphis, Tennessee market and certain existing markets owned by the Company in these states as of the date of consummation of the Wireless One Transaction. Wireless One has agreed that, also subject to certain exceptions, from and after the closing until the earlier to occur of the (i) third anniversary of the closing and (ii) time when the Company and its affiliates cease to own at least 5% of the outstanding Wireless One Common Stock, Wireless One will not, and will cause each of its subsidiaries to not, engage in the wireless cable television business or acquire wireless cable television assets or related rights in any market in any of the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Missouri, New Hampshire, Oklahoma, Ohio, Texas and Wyoming, except for certain existing wireless cable markets owned by Wireless One in these states as of the closing of the Wireless One Transaction.

     Amendment to Note Purchase Agreement. On October 3, 1995, the Company and Jupiter entered into that certain Second Amendment to Note Purchase Agreement (the "Second Amendment") to the Note Purchase Agreement for the Convertible Notes (the "Note Purchase Agreement"). The Company agreed to such amendments in connection with Jupiter's agreement to consent, pursuant to the terms of the Note Purchase Agreement, to the merger with CableMaxx, Inc. Such amendments included the following:

          (a) The Company's agreement that Jupiter's consent would be required for all acquisitions prior to December 31, 1997, except the acquisition of channel rights in any wireless cable market where the Company previously owned or leased 16 or more channels or a lease of channel rights in any wireless cable market where the Company previously owned or leased 12 or more channels, in each case subject to maximum aggregate consideration of $900,000 in cash and 100,000 shares of restricted Common Stock, without registration rights;

          (b) The parties clarification that an acquisition of channel rights for purposes of the foregoing restriction would include any loan made in connection with an agreement to enter into a purchase transaction, including any option agreement;

          (c) The Company's agreement that Permitted Dispositions (as defined in the Note Purchase Agreement) would be limited to dispositions for cash, with Jupiter approval required for any non-cash dispositions and the contribution of assets to any non-wholly owned entity.

          (d) The definition of a Change of Control (as defined in the Note Purchase Agreement) being amended to include a series of transactions consummated prior to December 31, 1997, culminating in a Change of Control;

          (e) The period for which a Change of Control triggers a Material Default (as defined in the Note Purchase Agreement) being extended until December 31, 1997;

          (f) The definition of a Material Default being clarified to confirm that a Change of Control is a Material Default, whether or not the transaction resulting in a Change of Control is approved by Jupiter; and

          (g) The Jupiter nominee which is elected to the Board of Directors of the Company serving as a member of the Compensation Committee of the Company.

     Exchange Offer of Senior Notes. Pursuant to a prospectus dated February 12, 1996, forming part of a Registration Statement on Form S-4 declared effective by the Commission on February 12, 1996, the Company offered to exchange $1,000 principal amount of exchange notes which have terms identical in all material respects to the Senior Notes, except that the exchange notes do not contain terms with respect to transfer restrictions, for each $1,000 principal amount of Senior Notes outstanding. Since the Company did not comply with its registration obligations with respect to the Senior Notes in a timely manner, it was required to pay additional interest (in addition to the scheduled payment of interest) during the first 90 day period of such default in an amount equal to 0.50% per annum at the end of such 90-day period and additional interest of 1% per annum during the subsequent period ending February 12, 1996.

     CableMaxx, AWS and Technivision Acquisitions. Effective February 23, 1996, the Company, directly or through one or more subsidiaries, acquired all the assets and liabilities and succeeded to the businesses of American Wireless Systems, Inc. ("AWS") and CableMaxx, Inc. ("CableMaxx") and acquired substantially all of the assets and certain of the liabilities and succeeded to all of the businesses of Fort Worth Wireless Cable T.V. Associates (the "FTW Partnership"), Wireless Cable TV Associates #38 (the "Minneapolis Partnership") and Three Sixty Corp. ("TSC"), the successor to Technivision, Inc. ("Technivision"), (the aforementioned five transactions collectively referred to herein as the "CableMaxx, AWS and Technivision Acquisitions"). The CableMaxx, AWS and Technivision Acquisitions are discussed below:

     The AWS Merger. On February 23, 1996, the Company consummated the merger of Heartland Merger Sub., Inc., a wholly owned subsidiary of the Company ("Merger Sub"), with and into AWS pursuant to the Amended and Restated Agreement and Plan of Merger dated as of September 11, 1995 ("AWS Merger Agreement") by and among the Company, Merger Sub and AWS. Pursuant to the terms of the AWS Merger Agreement, Merger Sub was merged with and into AWS whereupon AWS became a wholly owned subsidiary of the Company. Under the terms of the AWS Merger Agreement, stockholders of AWS are entitled to receive, in the aggregate, approximately 1,310,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $35.0 million, of which approximately 125,000 shares having an aggregate value of approximately $3.3 million are being held in an escrow established pursuant to the AWS Merger Agreement to satisfy certain indemnification obligations of AWS to the Company. As of March 1, 1996 options and warrants to purchase approximately 574,566 shares of AWS Common Stock were outstanding that convert by their terms into the right to purchase shares of the Company's Common Stock, subject to certain adjustments. Pursuant to the AWS Merger Agreement, AWS has agreed to use reasonable efforts to cause the holders of such options and warrants to exercise, terminate or cancel such options or warrants. The assets previously held by AWS included minority interests in the wireless cable television systems of Minneapolis, Minnesota and Fort Worth, Texas (the remaining interests being held by the FTW Partnership and Minneapolis Partnership, respectively) and certain additional rights and properties held in connection with wireless cable television markets located in Dallas, Texas, Los Angeles, California and Memphis, Tennessee (collectively, the "AWS Assets"). The Company will seek to sell directly to a third party the Los Angeles, California market. The Memphis, Tennessee market is subject to a pending contract of sale to TruVision Cable, Inc. ("TruVision"). The Dallas, Texas market, and AWS' interest in the Fort Worth, Texas and Minneapolis, Minnesota markets were contributed by the Company to CS Wireless Systems, Inc. ("CS Wireless") pursuant to the terms of a Participation Agreement dated December 12, 1995, as amended by Amendment No. 1 to Participation Agreement dated February 22, 1996, by and among the Company, CAI Wireless Systems, Inc. ("CAI") and CS Wireless (the "CS Wireless Participation Agreement"). See "Business -- Acquisitions, Divestitures and Recent Transactions -- CS Wireless Transaction."

     The FTW Transaction. On February 23, 1996, the Company consummated the acquisition of substantially all of the assets of the FTW Partnership pursuant to the Amended and Restated Asset Purchase Agreement dated as of October 4, 1995 ("FTW Agreement") by and between the Company and FTW Partnership.
Pursuant to the terms of the FTW Agreement, the Company acquired from the FTW Partnership substantially all of the assets of the FTW Partnership, consisting of an approximate 80.0% interest in a joint venture that owned and operating the wireless cable television system in Fort Worth, Texas (the "FTW Venture Interest"). Under the terms of the FTW Agreement, the Company issued approximately 580,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $15.5 million to the FTW Partnership. As the owner of the FTW Venture Interest, the Company caused the contribution, together with AWS, of the Fort Worth, Texas market to CS Wireless pursuant to the terms of the CS Wireless Participation Agreement. See "Business -- Acquisitions, Divestitures and Recent Transactions -- CS Wireless Transaction."

     The Minneapolis Transaction. On February 23, 1996, the Company consummated the acquisition of substantially all of the assets of the Minneapolis Partnership pursuant to the Amended and Restated Asset Purchase Agreement dated as of October 4, 1995 ("Minneapolis Agreement") by and between the Company and Minneapolis Partnership. Pursuant to the terms of the Minneapolis Agreement, the Company acquired from the Minneapolis Partnership substantially all of the assets of the Minneapolis Partnership, consisting of a 75.0% membership interest in and to American Wireless Systems of Minneapolis, L.L.C., a limited liability company that owned and operated the wireless cable television system in Minneapolis, Minnesota (the "LLC Interest"). Under the terms of the Minneapolis Agreement, the Company issued approximately 810,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $21.7 million to the Minneapolis Partnership. As the owner of the LLC Interest, the Company caused the contribution, together with AWS, of the Minneapolis, Minnesota market to CS Wireless pursuant to the terms of the CS Wireless Participation Agreement. See "Business -- Acquisitions, Divestitures and Recent Transactions -- CS Wireless Transaction." 7,496 shares of the Company's Common Stock issued to the FTW Partnership and 2,756 shares of the Company's Common Stock issued to the Minneapolis Partnership are expected to be distributed to AWS in its capacity as a partner in each of the aforementioned Partnerships. Accordingly, the Company has classified those shares of the Company's Common Stock as treasury shares.

     The CableMaxx Merger. On February 23, 1996, the Company consummated the merger of Heartland Merger Sub 2, Inc., a wholly owned subsidiary of the Company ("Merger Sub 2") with and into CableMaxx pursuant to the Amended and Restated Agreement and Plan of Merger dated as of September 11, 1995 ("CableMaxx Merger Agreement") by and among the Company, Merger Sub 2 and CableMaxx. Pursuant to the terms of the CableMaxx Merger Agreement, Merger Sub 2 was merged with and into CableMaxx whereupon CableMaxx became a wholly owned subsidiary of the Company. Under the terms of the CableMaxx Merger Agreement, the stockholders of CableMaxx are entitled to receive, in the aggregate, approximately 2,880,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $77.0 million. The assets previously held by CableMaxx included certain rights and properties held in connection with certain wireless cable television markets throughout Texas and in Salt Lake City, Utah (collectively, the "CableMaxx Assets"). With the exception of the San Antonio, Texas and the Salt Lake City, Utah markets, which the Company contributed to CS Wireless pursuant to the terms of the CS Wireless Participation Agreement (see "Business -- Acquisitions, Divestitures and Recent Transactions -- CS Wireless Transaction"), the CableMaxx Assets will continue to be used and operated by the Company in connection with its wireless cable television business.

     The TSC Transaction. On February 23, 1996, the Company consummated the acquisition of certain assets of TSC pursuant to the Amended and Restated Asset Purchase Agreement dated as of October 19, 1995 ("TSC Agreement") by and among the Company, TSC and Technivision, Inc., formerly a subsidiary of TSC that has been merged with and into TSC ("Technivision"). Pursuant to the terms of the TSC Agreement, the Company acquired certain assets from TSC representing substantially all of the assets formerly held by Technivision. Under the terms of the TSC Agreement, the Company issued to TSC approximately 1,180,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $31.5 million, of which approximately 189,000 shares having an aggregate value as of February 23, 1996 of $5.1 million are being held in escrow established pursuant to the terms of the TSC Agreement to satisfy certain indemnification obligations and secure certain post-closing covenants of TSC to the Company. The assets previously held by TSC included certain rights and properties held in connection with wireless cable television markets in El Paso, Texas, Corpus Christi, Texas and Dayton, Ohio (collectively, the "TSC Assets"). With the exception of the Dayton, Ohio market, which the Company contributed to CS Wireless pursuant to the terms of the CS Wireless Participation Agreement (see "Business -- Acquisitions, Divestitures and Recent Transactions -- CS Wireless Transaction"), the TSC Assets will continue to be used and operated by the Company in connection with its wireless cable television business.

     The net result of the CableMaxx, AWS and Technivision Acquisitions, the CS Wireless Transaction (as hereinafter defined) and the planned disposition of the Los Angeles, California and Memphis, Tennessee markets, is that the Company acquired (i) operating wireless cable television systems in Austin, Corpus Christi, Temple/Killeen and Waco, Texas, (ii) the wireless cable television markets of El Paso and Sherman/Denison, Texas and (iii) wireless cable channel rights in Amarillo, Corsicana/Athens and Lubbock, Texas for total net consideration of approximately $58 million. The aforementioned markets acquired by the Company represent approximately 1,000,000 LOS households and 38,900 subscribers.

     CS Wireless Transaction. Effective February 23, 1996, immediately following the closing of the CableMaxx, AWS and Technivision Acquisitions, the Company, CAI and CS Wireless consummated the CS Wireless Participation Agreement pursuant to which the Company (or certain of its subsidiaries) contributed or sold to CS Wireless the wireless cable assets and all related liabilities of the following wireless cable television markets (the "Heartland Contributed Assets"):

     (1)  Maysville, Missouri
     (2)  Sweet Springs, Missouri
     (3)  Grand Rapids/Moline, Michigan
     (4)  Bloom Center/Napoleon, Indiana
     (5)  Dallas, Texas
     (6)  Fort Worth, Texas
     (7)  San Antonio, Texas
     (8)  Dayton, Ohio
     (9)  Salt Lake City, Utah
     (10) Minneapolis, Minnesota

     Simultaneously with the contribution and sale of the Heartland Contributed Assets to CS Wireless, CAI (or certain of its subsidiaries) contributed to CS Wireless (directly or by contribution of stock of subsidiaries) the wireless cable television assets associated with the following markets (the "CAI Contributed Assets"):

     (1)  Stockton/Modesto, California
     (2)  Bakersfield, California
     (3)  Cleveland, Ohio
     (4)  Charlotte, North Carolina

     The combination of the Heartland Contributed Assets and the CAI Contributed Assets in CS Wireless (the "CS Wireless Transaction"), as of February 29, 1996, created a company with approximately 5.7 million line-of-sight households and approximately 58,500 subscribers.

     In connection with the CS Wireless Transaction, the Company (or its contributing subsidiaries) received (i) shares of CS Wireless common stock (the "CS Wireless Common Stock") constituting approximately 40.0% of the outstanding shares of CS Wireless Common Stock (35.4% following dilution for certain additional stock issuances), (ii) approximately $28.3 million in cash paid at the closing, (iii) a promissory note in the principal sum of $25 million payable on or before nine months from the closing and secured by proceeds of a contemplated issuance by CS Wireless of senior discount notes (which note has been prepaid) and (iv) a promissory note in the sum of $15 million payable 10 years from closing and prepayable from asset sales and certain other events. CAI and the Company are in the process of completing certain post-closing net working capital calculations. Components of such calculations include the relative accounts payable, accounts receivable and related working capital assets of the contributed systems, the number of granted channels represented and actually contributed to CS Wireless for each market, increase or decrease in the number of subscribers in each contributed system from the number of subscribers stated in the CS Wireless Participation Agreement and related factors. Following the completion of these calculations, payments will be made to or by the parties, depending upon such calculations.

     In connection with the closing of the CS Wireless Transaction, CAI, the Company and CS Wireless have entered into a stockholders' agreement (the "CS Wireless Stockholders Agreement"). The CS Wireless Stockholders Agreement provides, among other things, that the Company and CAI will agree to vote their shares of CS Wireless Common Stock in favor of a Board of Directors of CS Wireless having nine members consisting of (i) up to four members designated by CAI (provided that at least one of whom may not be an affiliate of either CAI or the Company); (ii) up to three members designated by the Company (provided that at least one of whom may not be an affiliate of either CAI or the Company); (iii) the Chief Executive Officer of CS Wireless; and (iv) the Chief Operating Officer of CS Wireless. The Stockholders' Agreement and CS Wireless' bylaws further provide that certain major transactions will require the affirmative approval of at least 70% (seven of nine) of the Directors of CS Wireless.

     Series C Senior Note Offering. On March 28, 1996, the Company consummated a private placement of $15 million aggregate principal amount of 13% Series C Senior Notes due 2003 (the "Series C Senior Notes"). The Company placed approximately $1.9 million of the $15.9 million net proceeds from the sale of the Series C Senior Notes into an escrow account, representing funds sufficient to pay interest on the Series C Senior Notes from April 15, 1996 through April 14, 1997. In connection with the issuance of the Series C Senior Notes, the Company agreed, among other things, to file within 180 days of the issue date a registration statement with the Commission with respect to an offer to exchange new notes registered under the Securities Act of 1933 for the Series C Senior Notes, which new notes will be identical in all respects to the Series C Senior Notes, except that the new notes will not contain terms with respect to transfer restrictions and to cause such registration statement to become effective within 270 days of the issue date.

ITEM 2. PROPERTIES

     The Company leases approximately 5,500 square feet of office space for its executive offices in Richardson, Texas under a lease that expires September 30, 1998. The Company pays approximately $35,000 per annum rent for such space. The Company leases from an affiliate of Messrs. Webb and Wheeler approximately 2,400 square feet for its operating offices in Durant, Oklahoma under a lease that expires May 31, 2000. The Company pays $18,000 per annum rent for such space and the utilities are provided by the owner of the building. The Company leases approximately an additional 5,000 square feet for its marketing offices in Durant, Oklahoma from an affiliate of Messrs. Webb and Wheeler under a lease that expires March 1, 2000 subject to a five-year renewal option. The Company pays $29,004 per annum rent for such space. The Company leases approximately an additional 1,126 square feet for its operating offices in Durant, Oklahoma from an affiliate of Messrs. Webb and Wheeler under a lease that expires on May 31, 2000. The Company pays $8,448 per annum rent for such space and the utilities are provided by the owner of the building. The Company leases approximately an additional 1,987 square feet for its telemarketing offices in Durant, Oklahoma from an affiliate of Messrs. Webb and Wheeler under a lease that expires May 31, 2000. The Company pays $23,844 per annum rent for such space and the utilities are provided by the owner of the building. The Company leases approximately an additional 10,000 square feet of warehouse space in Durant, Oklahoma from an affiliate of Messrs. Webb and Wheeler under a lease that expires on August 1, 2000. The Company pays $16,000 per annum rent for such space. See "Certain Relationships and Related Transactions" The Company believes that these facilities are adequate for the foreseeable future.

     The principal physical assets of a wireless cable system consist of satellite signal reception equipment, radio transmitters and transmission antennae, as well as office space and transmission tower space. The Company leases office space for the Existing Systems and will, in the future, purchase or lease additional office space in other locations where it launches other wireless cable systems. The Company also owns transmission towers or leases space on transmission towers located in its markets. The current capacity range of the Company's transmission facilities is from 10 to 50 watts, capable of generating a signal over a 35 to 50 mile range. The Company believes that office space and space on transmission towers currently is readily available on acceptable terms in the markets where the Company intends to operate wireless cable systems.

ITEM 3. LEGAL PROCEEDINGS

     On June 21, 1995, TruVision filed a lawsuit in the Circuit Court of Rankin County, Mississippi naming the Company and AWS as defendants. TruVision asserted in its original pleadings that it had an agreement to purchase from AWS certain wireless cable assets in Memphis, Tennessee ("Memphis Market") for approximately $2,200,000 which agreement the Company interfered with by entering into negotiations and an alleged agreement with AWS. In its original pleadings, TruVision alleged that the Company entered into an agreement to acquire AWS, which agreement is alleged to have valued AWS's assets relating to the Memphis Market at $7,000,000. As a result, TruVision sought actual damages of $4,800,000. Subsequently, on June 29, 1995, TruVision filed its First Amended Complaint asserting that in addition to damages sought in its original pleadings, TruVision was entitled to additional damages of an amount as yet undetermined by TruVision, but estimated by TruVision to be $28,196,642, in respect of diminution in the value of TruVision's assets outside of the Memphis Market caused by the alleged agreement between AWS and the Company and actions related thereto. TruVision is also seeking $20,000,000 in punitive damages. On July 26, 1995, the Company filed a Motion to Dismiss this litigation for lack of personal jurisdiction. The Company intends to vigorously defend this lawsuit. On November 7, 1995, the Company and TruVision entered into an Asset Purchase Agreement providing for the sale by the Company to TruVision of the Flippin, Tennessee wireless cable market for $1.5 million in cash. On November 7, 1995, TruVision and AWS entered into an Asset Purchase Agreement providing for the sale by AWS to TruVision of the Memphis, Tennessee wireless cable market for $3,900,000 in cash, subject to adjustment. Consummation of each such agreement is contingent upon the consummation of the other agreement. Further, each agreement provides that, prior to closing, each party agrees that this lawsuit would be stayed. Assuming consummation of each transaction, TruVision agreed to dismiss such lawsuit with prejudice within five days of the closing, and each party agreed to enter into a Settlement Agreement and Release in form satisfactory to the other parties. If such closings do not occur, TruVision shall have the right to prosecute the lawsuit, and AWS and the Company shall have the right to raise all defenses and counterclaims associated therewith.

     Prior to February 23, 1996, a predecessor of AWS, through an affiliate, participated in the offer and sale of approximately $29 million of general partnership interest in three general partnerships, including the FTW Partnership and the Minneapolis Partnership, without registration under any federal or state securities laws. Following an investigation by the Commission, AWS, Steven G. Johnson, a director and officer of AWS, Jeffrey D. Howes, formerly a director and officer of AWS, and Dexter S. Cohen and Kevin C. King, each of whom own greater than 5% of AWS common stock, without admitting or denying any wrongdoing, consented to a Commission order to cease and desist from committing or causing any violation and any future violations of the securities registration provisions of the Securities Act of 1933, as amended, and the broker-dealer registration provisions of the Securities Exchange Act of 1934, as amended. In addition, securities administrators in 22 states have also investigated or are presently investigating the activities related to the unregistered sale of the general partnership interests described above. The actions taken by the various state securities administrators range from no action taken to the issuance of 15 cease and desist orders and consent orders pursuant to which AWS, the issuing general partnerships and Messrs. Johnson and Howes, as officers of AWS, were required to cease selling general partnership interests without registration, to offer recision to individuals who purchased general partnership interests and, in certain cases, to pay administrative penalties. In certain cases, such parties have entered into consent decrees with state regulatory authorities, including an order in Arizona requiring AWS to offer to purchase such general partnership interest sold to residents of Arizona or to pay the Arizona Corporation Commission an amount equal to the amount of the investment made by all general partners who are Arizona residents, or approximately $566,000, plus interest from the time of the investment. AWS has advised the Arizona Corporation Commission that it does not intent to make such offer to purchase.

     On September 29, 1995, AWS and the Pittsburgh Partnership jointly sold their respective interest in the joint venture operating the wireless cable television system in Pittsburgh, Pennsylvania to CAI. The Pittsburgh Partners executed and delivered written consents to such sale, each of which included a release of AWS and certain related parties from certain contingent claims including claims arising from the offer and sale of the general partnership interests to the Pittsburgh Partners. General partners holding in excess of 88% and 78%, respectively, of the partnership interests in the Minneapolis Partnership and the FTW Partnership executed and delivered written consents to the Minneapolis Transaction and the FTW Transaction, respectively, each of which included a release of AWS and certain related parties from certain contingent claims including claims arising from the offer and sale of the general partnership interests to such partners. There can be no assurance that the Minneapolis Partners and the FTW Partners who did not vote in favor of the Minneapolis Transaction or the FTW Transaction, respectively, or the Pittsburgh Partners who did not vote in favor of the Pittsburgh Sale, or any governmental agency will not institute proceedings against AWS or the Company, as the successor to AWS, based on a failure to register the general partnership interests in connection with a public offering or for damages based on alleged omissions or misrepresentations of material information in connection with the sale of such interests. No assurance can be given that a successful claim against the predecessors of AWS could not be asserted against the Company based on a number of theories involving successor liability. The institution of legal action against the Company arising out of the offer and sale of general partnership interests by AWS's predecessors could result in substantial defense costs to the Company and the diversion of efforts by the Company's management, and the imposition of liabilities against the Company could have an adverse effect on the Company.

     AWS is also the subject of two threatened lawsuits. American Telecasting, Inc. ("ATI") has sent letters to AWS claiming AWS breached a term sheet and requesting payment of $1,800,000 as the alleged termination fee owed to ATI under the term sheet, plus expenses. AWS has responded to ATI and disputes all of ATI's claims.

     By letter dated January 31, 1995, Laidlaw Holdings, Inc. ("Laidlaw"), the underwriter of AWS' proposed public offering, claimed that AWS owes Laidlaw $182,166 as accountable expenses under a Letter Agreement between the parties dated November 20, 1994. A follow-up letter was sent to AWS on July 13, 1995. By letter dated February 3, 1995 from AWS to Laidlaw, AWS asserted that Laidlaw terminated the Letter Agreement. AWS believes that if a claim is filed by Laidlaw, AWS has adequate grounds to successfully defend the claim.

     The Company is a party, from time to time, to routine litigation or employment litigation incidental to its business. No provision has been reflected in the Company's financial statements for any litigation. It is the opinion of management that no pending litigation matter will have a material adverse effect on the Company's financial condition, results of operations or properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

     The Company's Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Annual Report"), is filed as Exhibit 13 with the Form 10-K. Information items 5,7 and 8, which are contained in the 1995 Annual Report, are specifically incorporated by reference into this Form 10-K. With the exception of such information items, the 1995 Annual Report is not deemed filed as a part of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by this item is incorporated herein by reference to the section of the 1995 Annual Report captioned "Market Price of Common Stock" on the back inside cover of the 1995 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical financial data presented below as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 were derived from the consolidated financial statements of the Company, which were audited by KPMG Peat Marwick LLP, independent certified public accountants, which appear in the 1995 Annual Report and are incorporated by reference into this Form 10-K. The selected historical financial data presented below as of December 31, 1993, 1992 and 1991 and for the years ended December 31, 1992 and 1991 were derived from consolidated financial statements of the Company, which were audited by KPMG Peat Marwick LLP, but are not included the 1995 Annual Report or in this Form 10-K. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included in the 1995 Annual Report and incorporated by reference into this Form 10-K.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                            YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                     1995       1994       1993       1992       1991
                                                   -------     ------     ------     ------     ------
STATEMENT OF OPERATIONS DATA:
Revenues                                           $15,300     $2,229       $869       $205        $--
Operating expenses:
Systems operations                                   4,893        762        321         36         --
Selling, general and administrative                 11,887      4,183        647        148         64
Depreciation and amortization                        6,234      1,098        138         35          2
                                                   -------     ------     ------     ------     ------
Total operating expenses                            23,014      6,043      1,106        219         66
                                                   -------     ------     ------     ------     ------
Operating loss                                      (7,714)    (3,814)      (237)       (14)       (66)
Interest expense, net                              (10,857)      (210)       (73)        --         --
Equity in losses of affiliates                      (1,369)      (387)        --         --         --
Other expense                                         (247)      (227)       (96)       (37)        --
Income tax benefit                                   4,285      1,595         --         --         --
Net loss                                           (15,902)    (3,043)      (406)       (51)       (66)
                                                   =======     ======     ======     ======     ======
Net loss per common share                           $(1.34)    $(0.30)    $(0.05)    $(0.01)    $(0.01)
                                                   =======     ======     ======     ======     ======
Weighted average number of common
shares outstanding                                  11,866     10,041      8,000      8,000      8,000

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  DECEMBER 31,
                                                   ---------------------------------------------------
                                                     1995       1994       1993       1992        1991
                                                   -------     ------     ------     ------      -----
BALANCE SHEET DATA:
Cash and cash equivalents                          $23,143    $11,986       $815       $165        $53
Total assets                                       205,405     77,921      8,665      2,268        427
Long-term debt, including current
 portion                                           141,652     40,506      1,593         --         --
Total stockholders' equity                          51,688     30,081      4,493      1,004        173

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the section of the 1995 Annual Report Captioned "Management's Discussion and Analysis" on page 12.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS WHICH APPEAR IN THE 1995 ANNUAL REPORT ARE INCORPORATED BY REFERENCE:

Independent Auditors' Report -- Page 18
Consolidated Balance Sheets as of December 31, 1995 and 1994 -- Page 19 Consolidated Statements of Operations for the three years ended
  December 31, 1995 -- Page 20
Consolidated Statements of Stockholders' EQuity for the three years ended
  December 31, 1995 -- Page 21
Consolidated Statements of Cash Flows for the three years ended
  December 31, 1995 -- Page 22
Notes to Consolidated Financial Statements -- Page 23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the fiscal year end of December 31, 1995, and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 2, 1996, captioned "Election of Directors," "Executive Officers" and "Disclosure Pursuant to Section 16 of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the fiscal year end of December 31, 1995, and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 2, 1996, captioned "Meetings of the Board of Directors and Committees of the Board of Directors; Compensation of Directors" and "Executive Compensation and Related Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the fiscal year end of December 31, 1995, and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 2, 1996, captioned "Security Ownership of Certain Beneficial Owners, Directors and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the fiscal year end of December 31, 1995, and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 2, 1996, captioned "Certain Transactions and Relationships."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     1.     Financial Statements

                    The Financial Statements of the Registrant are incorporated by reference herein under Item 8 of this report.

             2.     Financial Statement Schedule

                    The following financial statement schedule is filed as part of this Form 10-K:


                                                                           Page
                                                                           ----
                    Independent Auditors' Report on Financial
                    Statement Schedule                                      S-1

                    Schedule II -- Valuation and Qualifying
                    Accounts -- Three years ended December 31, 1995         S-2

                    Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

             3.     Exhibits

2.1  Letter Agreement regarding formation of the Registrant (filed as Exhibit
     2.1 to the Registrant's Registration Statement on Form S-1, File No. 33-74244 (the "Form S-1"), and incorporated herein by reference)

2.2  Supplement to Letter Agreement regarding formation of the Registrant
     (filed as Exhibit 2.2 to the Form S-1 and incorporated herein by reference)

2.3 Asset Purchase Agreement among RuralVision Joint Venture, RuralVision Central, Inc. and RuralVision South, Inc. (filed as Exhibit 2.3 to the Registrant's Registration Statement on Form S-1, File No. 33-84408 (the "November Form S-1") and incorporated herein by reference)

2.4 Supplemental Agreement to the Asset Purchase Agreement among RuralVision Joint Venture, RuralVision Central, Inc. and RuralVision South, Inc. (filed as Exhibit 2.4 to the November Form S-1 and incorporated herein by reference)

2.5 Closing Agreement amending the Supplemental Agreement among RuralVision Joint Venture, RuralVision Central, Inc. and RuralVision South, Inc. (filed as Exhibit 2.5 to the November Form S-1 and incorporated herein by reference)

2.6 Asset Purchase Agreement between RuralVision Joint Venture and Cable Equity Partners, Inc. (filed as Exhibit 2.6 to the November Form S-1 and incorporated herein by reference)

2.7 Letter Agreement amending Asset Purchase Agreement between RuralVision Joint Venture and Cable Equity Partners, Inc. (filed as Exhibit 2.7 to the November Form S-1 and incorporated herein by reference)

2.8 Letter Agreement between the Registrant and Cross Country Wireless, Inc. (filed as Exhibit 2.8 to the November Form S-1 and incorporated herein by reference)

2.9 Letter Agreement between the Registrant and Cable Equity Partners, Inc. (filed as Exhibit 2.9 to the Registrant's Registration Statement on Form S-4, File No. 33-87076 (the "Form S-4"), and incorporated herein by reference)

2.10 Lease Purchase Agreement between Registrant and Choice Television of Iowa, L.C. (filed as Exhibit 2.10 to the Form S-4 and incorporated herein by reference)

2.11 Asset Purchase Agreement between Registrant and RuralVision Joint Venture (filed as Exhibit 2.11 to the Form 8-K Current Report dated as of December 1, 1994 and filed with the Commission on December 14, 1994 (the "December 1994 Form 8-K"), and incorporated herein by reference)

2.12   Agreement for Purchase and Sales of Assets between
       Registrant and REC Services, Inc. (filed as Exhibit 2.12 to the Form S-4 and incorporated herein by reference)
2.13 Letter Agreement among Registrant, United States Wireless Cable, Inc. and United States Wireless Cable Systems, Inc. (filed as Exhibit 2.13 to the Form S-4 and incorporated herein by reference)
2.14 Letter Agreement among Registrant, Cross Country Wireless, Inc. and RuralVision Joint Venture (filed as Exhibit 2.14 to the Form S-4 and incorporated herein by reference)
2.15   Extension Agreement among Registrant, Cross Country
       Wireless, Inc., Cross Country Wireless Cable West, L.P., RuralVision Joint Venture, RuralVision Central, Inc., RuralVision South, Inc. and Selling Shareholders of RuralVision Central, Inc. and RuralVision South, Inc. (filed as Exhibit 2.15 to the Form S-4 and incorporated herein by reference)
2.16 Note Modification Agreement among Registrant, Cross Country Wireless, Inc., Cross Country Wireless Cable West, L.P., RuralVision Joint Venture, RuralVision Central, Inc., RuralVision South, Inc., the Selling Shareholders of RuralVision Central, Inc. and RuralVision South, Inc., the Larry D. Hudson Trust and Jerri Hudson Bell (filed as
       Exhibit 2.16 to the Form S-4 and incorporated herein by
       reference)
2.17 Asset Purchase Agreement between Heartland Wireless Paducah, Inc. and Cross Country Wireless, Inc. (filed as Exhibit 2.17 to the Form S-4 and incorporated herein by reference)
2.18 First Amendment to Joint Venture Agreement between the Registrant and Cross Country Wireless, Inc. (filed as
       Exhibit 2.18 to the Form S-4 and incorporated herein by
       reference)
2.19 Venture Distribution Agreement between Registrant and RuralVision Joint Venture (filed as Exhibit 2.19 to the Form S-4 and incorporated herein by reference)
2.20 Stock Purchase Agreement between Wireless Communications, Inc. and Robert R. Story (filed as Exhibit 2.20 to the Registrant's Registration Statement on Form S-4, File No. 33-65357, (the "January Form S-4"), and incorporated herein by reference)
2.21 Asset Purchase Agreement between United States Wireless Systems, Inc. and Robert R. Story, Inc. (filed as Exhibit
       2.21 to the January Form S-4 and incorporated herein by
       reference)
2.22   Amended and restated Agreement and Plan of Merger dated as of September 11, 1995, between American Wireless Systems, Inc., Heartland Merger Sub, Inc. and the Registrant (filed as Exhibit 2.22 to the January Form S-4 and incorporated herein by reference)
2.23 Amended and Restated Asset Purchase Agreement dated as of October 4, 1995, between Fort Worth Wireless Cable T.V. Associates and the Registrant (filed as Exhibit 2.23 to the January Form S-4 and incorporated herein by reference)
2.24 Amended and Restated Asset Purchase Agreement dated as of October 4, 1995, between Wireless Cable TV Associates #38 and the Registrant (filed as Exhibit 2.24 to the January
       Form S-4 and incorporated herein by reference)
2.25   Amended and Restated Agreement and Plan of Merger dated as of September 11, 1995, between CableMaxx, Inc., Heartland Merger Sub 2, Inc. and the Registrant (filed as Exhibit 2.25 to the January Form S-4 and incorporated herein by reference)
2.26 Amended and Restated Assets Purchase Agreement dated as of October 19, 1995, between Three Sixty Corp., Technivision, Inc. and the Registrant (filed as Exhibit 2.26 to the
       January Form S-4 and incorporated herein by reference)
 3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Form S-1 and incorporated herein by reference)
 3.2 Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)
*4.1   1994 Employee Stock Option Plan of the Registrant, as amended
 4.2 Revised Form of Nontransferable Incentive Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4, File No. 33-91930 (the "February Form S-4"), and incorporated herein by reference)
 4.3 Revised Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.3 to the February Form S-4 and incorporated herein by reference)

4.4   1994 Stock Option Plan for Non-Employee Directors of the
      Registrant (filed as Exhibit 4.4 to the Form S-1 and incorporated herein by reference)

4.5 Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (filed as Exhibit 4.5 to the Form S-1 and incorporated herein by reference)

4.6 Warrant Agreement between the Registrant and Gerard Klauer Mattison & Co., Inc. (including form of warrant certificate) (filed as Exhibit 4.6 to the Form S-1 and incorporated herein by reference)

4.7 Registration Rights Agreement among Registrant, Jupiter Partners L.P. and Thomas R. Haack (filed as Exhibit 4.7 to the Form S-4 and incorporated herein by reference)

4.8 Stockholders Agreement among Registrant, Hunt Capital Group, L.L.C., David E. Webb, L. Allen Wheeler and Jupiter Partners L.P. (filed as Exhibit 4.8 to the Form S-4 and incorporated herein by reference)

4.9 Note Purchase Agreement among the Registrant and Jupiter Partners L.P. and Thomas R. Haack (filed as Exhibit 4.9 to the Form S-4 and incorporated by reference)

4.10 First Amendment to Note Purchase Agreement among the Registrant and Jupiter Partners L.P. and Thomas R. Haack (filed as Exhibit
      4.10 to the Form 10-K Annual Report filed with the Commission on March 31, 1995 (the "1995 Form 10-K"), and incorporated herein by reference)

4.11 Second Amendment to Note Purchase Agreement among the Registrant, Jupiter Partners L.P. and Thomas R. Haack (filed as Exhibit 4.11 to the February Form S-4 and incorporated herein by reference)

4.12 Indenture between the Registrant and First Trust of New York, National Association, as Trustee (the "Trustee") (filed as Exhibit
      4.12 to the February Form S-4 and incorporated herein by reference)

4.13  Supplemental Indenture dated October 2, 1995, between the
      Registrant and the Trustee (filed as Exhibit 4.13 to the February Form S-4 and incorporated herein by reference)

4.14 Registration Rights Agreement among the Registrant, BT Securities Corporation ("BT Securities") and Lazard Freres & Co. ("Lazard") (filed as
      Exhibit 4.14 to the February Form S-4 and incorporated herein by reference)

4.15 Securityholders' and Registration Rights Agreement among the Registrant, BT Securities and Lazard (filed as Exhibit 4.15 to the February Form S-4 and incorporated herein by reference)

4.16 Warrant Agreement between the Registrant and Bankers Trust Company, as Warrant Agent (filed as Exhibit 4.16 to the February Form S-4 and incorporated herein by reference)

4.17 Unit Agreement among the Registrant, Bankers Trust Company, as Unit Agent and Warrant Agent, and the Trustee (filed as Exhibit 4.17 to the February Form S-4 and incorporated herein by reference)

4.18 Escrow and Disbursement Agreement among the Registrant, Bankers Trust Company, as Escrow Agent, and the Trustee (filed as Exhibit 4.18 to the February Form S-4 and incorporated herein by reference)

10.1 Form of Indemnity Agreement between the Registrant and each of its directors (filed as Exhibit 10.3 to the Form S-1 and incorporated herein by reference)

10.2 Noncompetition Agreement between the Registrant and J. R. Holland, Jr. (filed as Exhibit 10.4 to the Form S-1 and incorporated herein by reference)

10.3 Noncompetition Agreement between the Registrant and David E. Webb (filed as Exhibit 10.5 to the Form S-1 and incorporated herein by reference)

10.4 Noncompetition Agreement between the Registrant and John R. Bailey (filed as Exhibit 10.6 to the Form S-1 and incorporated herein by reference)

10.5 Noncompetition Agreement between the Registrant and Randy R. Hendrix (filed as Exhibit 10.7 to the Form S-1 and incorporated herein by reference)

10.6 Noncompetition Agreement between the Registrant and L. Allen Wheeler (filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference)

10.7 Standard Commercial Lease between the Registrant and Tech Concepts Joint Venture regarding the Registrant's Richardson, Texas office (filed as
      Exhibit 10.12 to the November Form S-1 and incorporated herein by reference)

10.8 Building Lease Agreement dated June 1, 1990, between Wireless Communications, Inc. and The Federal Building, Inc. (filed as Exhibit
       10.13 to the 1995 Form 10-K and incorporated herein by reference)

10.9 Building Lease Agreement dated January 2, 1995, between the Registrant and W&W Commercial Group, L.L.C. (filed as Exhibit 10.14 to the 1995 Form 10-K and incorporated herein by reference)

10.10 Building Lease Agreement dated May 1, 1994, between Wireless Communications, Inc. and The Federal Building, Inc. (filed as Exhibit
       10.15 to the 1995 Form 10-K and incorporated herein by reference)

10.11 Purchase Agreement among the Registrant, BT Securities and Lazard (filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference)

10.12 Building Lease Agreement dated November 20, 1995, between the Registrant and the Federal Building, Inc. (filed as Exhibit 10.18 to the February Form S-4 and incorporated herein by reference)

10.13 Participation Agreement dated as of December 12, 1995, by and among the Registrant, CAI Wireless Systems, Inc. and CS Wireless Systems, Inc. (the "Participation Agreement") (without exhibits except Stockholders' Agreement) (filed as Exhibit 2.6 to the Form 8-K Current Report dated as of December 12, 1995 (the "December 1995 Form 8-K"), and incorporated herein by reference)

10.14 Amendment No. 1 to Participation Agreement (filed as Exhibit 2.7 to the December 1995 Form 8-K and incorporated herein by reference)

*10.15 Contribution Agreement and Agreement and Plan of Merger dated as of October 18, 1995 by and among the Registrant, Wireless One, Inc., Wireless One Operating Company, Wireless One Merger Company and others

*13 Annual Report to Shareholders for the year ended December 31, 1995 submitted herewith but not "filed", except for those portions expressly incorporated by reference herein

*21   List of Subsidiaries

*23   Consent of KPMG Peat Marwick LLP\

*27   Financial Data Schedule

- ----------
* Filed herewith.

     (b) Reports on Form 8-K

     During the fourth quarter of the year ended December 31, 1995, the Company filed the following reports on Form 8-K:

     (1) a Current Report on Form 8-K dated October 2, 1995, with respect to the execution of a Supplemental Indenture dated October 2, 1995 by the holders of the Company's 13% Senior Notes due 2003.

     (2) a Current Report on Form 8-K dated December 12, 1995, with respect to the Company entering into a Participation Agreement with CAI Wireless Systems, Inc. and CS Wireless Systems, Inc. to contribute or sell to CS Wireless Systems, Inc. certain wireless cable assets and all related liabilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                                      HEARTLAND WIRELESS COMMUNICATIONS, INC.


                                      By          /s/ John R. Bailey
                                         -------------------------------------
                                                    John R. Bailey
                                          Senior Vice President -- Finance,
                                              Chief Financial Officer,
                                              Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 28th day of March, 1996, by the following persons in the capacities indicated:


                      SIGNATURE                                              TITLE
                      ---------                                              -----
               /s/ J. R. Holland, Jr.                  Chairman of the Board and Director
- -----------------------------------------------------
                 J. R. Holland, Jr.

                /s/ L. Allen Wheeler                   Vice Chairman of the Board and Director
- -----------------------------------------------------
                  L. Allen Wheeler

                 /s/ David E. Webb                     President, Chief Executive Officer and Director
- -----------------------------------------------------  (Principal Executive Officer)
                    David E. Webb

                /s/ John R. Bailey                     Senior Vice President -- Finance, Chief Financial
- -----------------------------------------------------  Officer, Treasurer and Secretary
                   John R. Bailey                      (Principal Financial Officer)

                 /s/ David D. Hagey                    Vice President, Controller and Assistant Secretary
- -----------------------------------------------------  (Principal Accounting Officer)
                   David D. Hagey

               /s/ Alvin H. Lane, Jr.                  Director
- -----------------------------------------------------
                 Alvin H. Lane, Jr.

              /s/ Dennis M. O' Rourke                  Director
- -----------------------------------------------------
                 Dennis M. O'Rourke

             /s/ John A. Sprague                        Director
- -----------------------------------------------------
               John A. Sprague

             /s/ Wes W. Watkins                         Director
- -----------------------------------------------------
                Wes W. Watkins

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Heartland Wireless Communications, Inc.:

Under date of March 8, 1996, we reported on the consolidated balances sheets of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1995 and incorporated by reference into the Company's annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG PEAT MARWICK LLP

Dallas, Texas
March 8, 1996

                                                                    Schedule II

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 ADDITIONS
                                           ----------------------
                               BALANCE AT  CHARGED TO                          BALANCE AT
                               BEGINNING   COSTS AND   CHARGED TO                END OF
         DESCRIPTION           OF PERIOD    EXPENSES     OTHER     DEDUCTIONS    PERIOD
- -----------------------------  ---------   ----------  ----------  ----------  ----------
Year ended December 31, 1995:
Allowance for doubtful
accounts                           $123       $838          $--         $--        $961
                                   ====       ====    =========        ====      ======
Valuation allowance for
deferred tax assets                $791        $--       $3,190(b)      $--      $3,981
                                   ====       ====    =========        ====      ======
Year ended December 31, 1994:
Allowance for doubtful
accounts                            $25        $72          $26(a)      $--        $123
                                   ====       ====    =========        ====      ======
Valuation allowance for
deferred tax assets                $183        $--         $608(b)      $--        $791
                                   ====       ====    =========        ====      ======
Year ended December 31, 1993:
Allowance for doubtful
accounts                            $--        $26          $--         $(1)        $25
                                   ====       ====    =========        ====      ======
Valuation allowance for
deferred tax assets                 $47        $--         $136(b)      $--        $183
                                   ====       ====    =========        ====      ======

(a)  Allocation of assets from the purchase of Milano System.
(b)  Recognized as a component of federal income tax benefit.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
 4.1          1994 Employee Stock Option Plan of the Registrant, as amended

10.15 Contribution Agreement and Agreement and Plan of Merger dated as of October 18, 1995 by and among the Registrant, Wireless One,
              Inc., Wireless One Operating Company, Wireless One Merger
              Company and others

13            Annual Report to Shareholders for the year ended December 31,
              1995 submitted herewith but not "filed", except for those portions expressly incorporated by reference herein

21            List of Subsidiaries

23            Consent of KPMG Peat Marwick LLP

27            Financial Data Schedule


                               INDEX TO EXHIBITS

Exhibit
  No.                         Description
- -----                         -----------

2.1  Letter Agreement regarding formation of the Registrant (filed as Exhibit
     2.1 to the Registrant's Registration Statement on Form S-1, File No. 33-74244 (the "Form S-1"), and incorporated herein by reference)

2.2  Supplement to Letter Agreement regarding formation of the Registrant
     (filed as Exhibit 2.2 to the Form S-1 and incorporated herein by reference)

2.3 Asset Purchase Agreement among RuralVision Joint Venture, RuralVision Central, Inc. and RuralVision South, Inc. (filed as Exhibit 2.3 to the Registrant's Registration Statement on Form S-1, File No. 33-84408 (the "November Form S-1") and incorporated herein by reference)

2.4 Supplemental Agreement to the Asset Purchase Agreement among RuralVision Joint Venture, RuralVision Central, Inc. and RuralVision South, Inc. (filed as Exhibit 2.4 to the November Form S-1 and incorporated herein by reference)

2.5 Closing Agreement amending the Supplemental Agreement among RuralVision Joint Venture, RuralVision Central, Inc. and RuralVision South, Inc. (filed as Exhibit 2.5 to the November Form S-1 and incorporated herein by reference)

2.6 Asset Purchase Agreement between RuralVision Joint Venture and Cable Equity Partners, Inc. (filed as Exhibit 2.6 to the November Form S-1 and incorporated herein by reference)

2.7 Letter Agreement amending Asset Purchase Agreement between RuralVision Joint Venture and Cable Equity Partners, Inc. (filed as Exhibit 2.7 to the November Form S-1 and incorporated herein by reference)

2.8 Letter Agreement between the Registrant and Cross Country Wireless, Inc. (filed as Exhibit 2.8 to the November Form S-1 and incorporated herein by reference)

2.9 Letter Agreement between the Registrant and Cable Equity Partners, Inc. (filed as Exhibit 2.9 to the Registrant's Registration Statement on Form S-4, File No. 33-87076 (the "Form S-4"), and incorporated herein by reference)

2.10 Lease Purchase Agreement between Registrant and Choice Television of Iowa, L.C. (filed as Exhibit 2.10 to the Form S-4 and incorporated herein by reference)

2.11 Asset Purchase Agreement between Registrant and RuralVision Joint Venture (filed as Exhibit 2.11 to the Form 8-K Current Report dated as of December 1, 1994 and filed with the Commission on December 14, 1994 (the "December 1994 Form 8-K"), and incorporated herein by reference)

2.12   Agreement for Purchase and Sales of Assets between
       Registrant and REC Services, Inc. (filed as Exhibit 2.12 to the Form S-4 and incorporated herein by reference)
2.13 Letter Agreement among Registrant, United States Wireless Cable, Inc. and United States Wireless Cable Systems, Inc. (filed as Exhibit 2.13 to the Form S-4 and incorporated herein by reference)
2.14 Letter Agreement among Registrant, Cross Country Wireless, Inc. and RuralVision Joint Venture (filed as Exhibit 2.14 to the Form S-4 and incorporated herein by reference)
2.15   Extension Agreement among Registrant, Cross Country
       Wireless, Inc., Cross Country Wireless Cable West, L.P., RuralVision Joint Venture, RuralVision Central, Inc., RuralVision South, Inc. and Selling Shareholders of RuralVision Central, Inc. and RuralVision South, Inc. (filed as Exhibit 2.15 to the Form S-4 and incorporated herein by reference)
2.16 Note Modification Agreement among Registrant, Cross Country Wireless, Inc., Cross Country Wireless Cable West, L.P., RuralVision Joint Venture, RuralVision Central, Inc., RuralVision South, Inc., the Selling Shareholders of RuralVision Central, Inc. and RuralVision South, Inc., the Larry D. Hudson Trust and Jerri Hudson Bell (filed as
       Exhibit 2.16 to the Form S-4 and incorporated herein by
       reference)
2.17 Asset Purchase Agreement between Heartland Wireless Paducah, Inc. and Cross Country Wireless, Inc. (filed as Exhibit 2.17 to the Form S-4 and incorporated herein by reference)
2.18 First Amendment to Joint Venture Agreement between the Registrant and Cross Country Wireless, Inc. (filed as
       Exhibit 2.18 to the Form S-4 and incorporated herein by
       reference)
2.19 Venture Distribution Agreement between Registrant and RuralVision Joint Venture (filed as Exhibit 2.19 to the Form S-4 and incorporated herein by reference)
2.20 Stock Purchase Agreement between Wireless Communications, Inc. and Robert R. Story (filed as Exhibit 2.20 to the Registrant's Registration Statement on Form S-4, File No. 33-65357, (the "January Form S-4"), and incorporated herein by reference)
2.21 Asset Purchase Agreement between United States Wireless Systems, Inc. and Robert R. Story, Inc. (filed as Exhibit
       2.21 to the January Form S-4 and incorporated herein by
       reference)
2.22   Amended and restated Agreement and Plan of Merger dated as of September 11, 1995, between American Wireless Systems, Inc., Heartland Merger Sub, Inc. and the Registrant (filed as Exhibit 2.22 to the January Form S-4 and incorporated herein by reference)
2.23 Amended and Restated Asset Purchase Agreement dated as of October 4, 1995, between Fort Worth Wireless Cable T.V. Associates and the Registrant (filed as Exhibit 2.23 to the January Form S-4 and incorporated herein by reference)
2.24 Amended and Restated Asset Purchase Agreement dated as of October 4, 1995, between Wireless Cable TV Associates #38 and the Registrant (filed as Exhibit 2.24 to the January
       Form S-4 and incorporated herein by reference)
2.25   Amended and Restated Agreement and Plan of Merger dated as of September 11, 1995, between CableMaxx, Inc., Heartland Merger Sub 2, Inc. and the Registrant (filed as Exhibit 2.25 to the January Form S-4 and incorporated herein by reference)
2.26 Amended and Restated Assets Purchase Agreement dated as of October 19, 1995, between Three Sixty Corp., Technivision, Inc. and the Registrant (filed as Exhibit 2.26 to the
       January Form S-4 and incorporated herein by reference)
 3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Form S-1 and incorporated herein by reference)
 3.2 Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)
*4.1   1994 Employee Stock Option Plan of the Registrant, as amended
 4.2 Revised Form of Nontransferable Incentive Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4, File No. 33-91930 (the "February Form S-4"), and incorporated herein by reference)
 4.3 Revised Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.3 to the February Form S-4 and incorporated herein by reference)

4.4   1994 Stock Option Plan for Non-Employee Directors of the
      Registrant (filed as Exhibit 4.4 to the Form S-1 and incorporated herein by reference)

4.5 Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (filed as Exhibit 4.5 to the Form S-1 and incorporated herein by reference)

4.6 Warrant Agreement between the Registrant and Gerard Klauer Mattison & Co., Inc. (including form of warrant certificate) (filed as Exhibit 4.6 to the Form S-1 and incorporated herein by reference)

4.7 Registration Rights Agreement among Registrant, Jupiter Partners L.P. and Thomas R. Haack (filed as Exhibit 4.7 to the Form S-4 and incorporated herein by reference)

4.8 Stockholders Agreement among Registrant, Hunt Capital Group, L.L.C., David E. Webb, L. Allen Wheeler and Jupiter Partners L.P. (filed as Exhibit 4.8 to the Form S-4 and incorporated herein by reference)

4.9 Note Purchase Agreement among the Registrant and Jupiter Partners L.P. and Thomas R. Haack (filed as Exhibit 4.9 to the Form S-4 and incorporated by reference)

4.10 First Amendment to Note Purchase Agreement among the Registrant and Jupiter Partners L.P. and Thomas R. Haack (filed as Exhibit
      4.10 to the Form 10-K Annual Report filed with the Commission on March 31, 1995 (the "1995 Form 10-K"), and incorporated herein by reference)

4.11 Second Amendment to Note Purchase Agreement among the Registrant, Jupiter Partners L.P. and Thomas R. Haack (filed as Exhibit 4.11 to the February Form S-4 and incorporated herein by reference)

4.12 Indenture between the Registrant and First Trust of New York, National Association, as Trustee (the "Trustee") (filed as Exhibit
      4.12 to the February Form S-4 and incorporated herein by reference)

4.13  Supplemental Indenture dated October 2, 1995, between the
      Registrant and the Trustee (filed as Exhibit 4.13 to the February Form S-4 and incorporated herein by reference)

4.14 Registration Rights Agreement among the Registrant, BT Securities Corporation ("BT Securities") and Lazard Freres & Co. ("Lazard") (filed as
      Exhibit 4.14 to the February Form S-4 and incorporated herein by reference)

4.15 Securityholders' and Registration Rights Agreement among the Registrant, BT Securities and Lazard (filed as Exhibit 4.15 to the February Form S-4 and incorporated herein by reference)

4.16 Warrant Agreement between the Registrant and Bankers Trust Company, as Warrant Agent (filed as Exhibit 4.16 to the February Form S-4 and incorporated herein by reference)

4.17 Unit Agreement among the Registrant, Bankers Trust Company, as Unit Agent and Warrant Agent, and the Trustee (filed as Exhibit 4.17 to the February Form S-4 and incorporated herein by reference)

4.18 Escrow and Disbursement Agreement among the Registrant, Bankers Trust Company, as Escrow Agent, and the Trustee (filed as Exhibit 4.18 to the February Form S-4 and incorporated herein by reference)

10.1 Form of Indemnity Agreement between the Registrant and each of its directors (filed as Exhibit 10.3 to the Form S-1 and incorporated herein by reference)

10.2 Noncompetition Agreement between the Registrant and J. R. Holland, Jr. (filed as Exhibit 10.4 to the Form S-1 and incorporated herein by reference)

10.3 Noncompetition Agreement between the Registrant and David E. Webb (filed as Exhibit 10.5 to the Form S-1 and incorporated herein by reference)

10.4 Noncompetition Agreement between the Registrant and John R. Bailey (filed as Exhibit 10.6 to the Form S-1 and incorporated herein by reference)

10.5 Noncompetition Agreement between the Registrant and Randy R. Hendrix (filed as Exhibit 10.7 to the Form S-1 and incorporated herein by reference)

10.6 Noncompetition Agreement between the Registrant and L. Allen Wheeler (filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference)

10.7 Standard Commercial Lease between the Registrant and Tech Concepts Joint Venture regarding the Registrant's Richardson, Texas office (filed as
      Exhibit 10.12 to the November Form S-1 and incorporated herein by reference)

10.8 Building Lease Agreement dated June 1, 1990, between Wireless Communications, Inc. and The Federal Building, Inc. (filed as Exhibit
       10.13 to the 1995 Form 10-K and incorporated herein by reference)

10.9 Building Lease Agreement dated January 2, 1995, between the Registrant and W&W Commercial Group, L.L.C. (filed as Exhibit 10.14 to the 1995 Form 10-K and incorporated herein by reference)

10.10 Building Lease Agreement dated May 1, 1994, between Wireless Communications, Inc. and The Federal Building, Inc. (filed as Exhibit
       10.15 to the 1995 Form 10-K and incorporated herein by reference)

10.11 Purchase Agreement among the Registrant, BT Securities and Lazard (filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference)

10.12 Building Lease Agreement dated November 20, 1995, between the Registrant and the Federal Building, Inc. (filed as Exhibit 10.18 to the February Form S-4 and incorporated herein by reference)

10.13 Participation Agreement dated as of December 12, 1995, by and among the Registrant, CAI Wireless Systems, Inc. and CS Wireless Systems, Inc. (the "Participation Agreement") (without exhibits except Stockholders' Agreement) (filed as Exhibit 2.6 to the Form 8-K Current Report dated as of December 12, 1995 (the "December 1995 Form 8-K"), and incorporated herein by reference)

10.14 Amendment No. 1 to Participation Agreement (filed as Exhibit 2.7 to the December 1995 Form 8-K and incorporated herein by reference)

*10.15 Contribution Agreement and Agreement and Plan of Merger dated as of October 18, 1995 by and among the Registrant, Wireless One, Inc., Wireless One Operating Company, Wireless One Merger Company and others

*13 Annual Report to Shareholders for the year ended December 31, 1995 submitted herewith but not "filed", except for those portions expressly incorporated by reference herein

*21   List of Subsidiaries

*23   Consent of KPMG Peat Marwick LLP\

*27   Financial Data Schedule

- ----------
* Filed herewith.