Form 10-Q
period 1996-03-31
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1996-05-15
CIK 917707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ---------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   March 31, 1996 __

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -----------------------

                     Commission file number     0-23694
                                           ------------------

Heartland Wireless Communications, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

    Delaware                                                                                      73-1435149
- -------------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

   903 North Bowser, Suite 140, Richardson, Texas                                                                75081
- -------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                                       (Zip Code)

Registrant's Telephone Number, Including Area Code       (214) 479-9244
                                                    ----------------------------

- --------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

 Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No [ ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Shares Outstanding
             Class                                 as of May 9, 1995
             -----                                 -----------------
Common Stock,  $.001 par value                         19,407,021





                               Page 1 of 14 Pages

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,        DECEMBER 31,
                                                                                 1996               1995
                                                                                 ----               ----
                                                                              (UNAUDITED)
                                  ASSETS
Current assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        $ 54,389           $  23,143

      Restricted assets - investment in debt securities . . . . . . . . .          13,738              12,324
      Subscriber receivables, net of allowance for doubtful accounts of
           $1,491 in 1996 and $961 in 1995  . . . . . . . . . . . . . . .           3,806               2,544
      Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . .           1,532               1,583
      Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . .           3,900               2,200
                                                                                    -----               -----
                 Total current assets . . . . . . . . . . . . . . . . . .          77,365              41,794
                                                                                   ------              ------
Investments in affiliates, at equity  . . . . . . . . . . . . . . . . . .          72,544              14,077
Systems and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .          85,265              60,649
License and leased license investment, net of accumulated amortization of
      $1,675 in 1996 and $1,095 in 1995 . . . . . . . . . . . . . . . . .         117,630              60,421
Excess of cost over fair value of net assets acquired, net of accumulated
      amortization of $448 in 1996 and $283 in 1995 . . . . . . . . . . .          38,716               4,411
Restricted assets - investment in debt securities . . . . . . . . . . . .           7,172               6,415
Note receivable from affiliate  . . . . . . . . . . . . . . . . . . . . .          15,000                  --
Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .           9,200                  --
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,275              17,638
                                                                                   ------              ------
                                                                                $ 435,167           $ 205,405
                                                                                  =======             =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,959             $ 6,863
      Accrued expenses and other liabilities  . . . . . . . . . . . . . .          11,814               3,345
      Current portion of long-term debt . . . . . . . . . . . . . . . . .           1,222                 765
                                                                                    -----                 ---
                 Total current liabilities  . . . . . . . . . . . . . . .          17,995              10,973
                                                                                   ------              ------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .         156,836             140,887
Deferred income taxes and other long-term liabilities . . . . . . . . . .          36,198               1,628
Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . .             229                 229
Stockholders' equity:
     Common stock, $.001 par value; authorized 50,000,000 shares, issued
       19,359,021 shares in 1996 and 12,611,131 shares in 1995  . . . . .              19                  13
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . .         251,898              71,165
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . .         (27,734)            (19,490)
     Treasury stock, 10,252 shares in 1996, at cost   . . . . . . . . . .            (274)                 --
                                                                                     -----                 --
                 Total stockholders' equity . . . . . . . . . . . . . . .         223,909              51,688
                                                                                  -------              ------

Commitments and contingencies
                                                                                $ 435,167           $ 205,405
                                                                                  =======             =======

See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  1996            1995
                                                  ----            ----
                                                       (UNAUDITED)

Revenues  . . . . . . . . . . . . . . . . .      $  9,512         $  2,121
                                                    -----            -----

Operating expenses:
     Systems operations   . . . . . . . . .         3,423              664
     Selling, general and administrative  .         5,945            2,040
     Depreciation and amortization  . . . .         3,554              841
                                                    -----              ---
       Total operating expenses   . . . . .        12,922            3,545
                                                   ------            -----
       Operating loss   . . . . . . . . . .        (3,410)          (1,424)
                                                   -------           ------
Other income (expense):
     Interest income  . . . . . . . . . . .           708              135
     Interest expense   . . . . . . . . . .        (4,692)            (926)
     Equity in losses of affiliates   . . .        (2,401)            (129)
     Other expense, net   . . . . . . . . .            --               (6)
                                                  -------          --------
       Total other income (expense)   . . .        (6,385)            (926)
                                                   -------           ------
       Loss before income taxes   . . . . .        (9,795)          (2,350)
Income tax benefit  . . . . . . . . . . . .         1,551              869
                                                    -----              ---
                 Net loss . . . . . . . . .     $  (8,244)       $  (1,481)
                                                   =======          =======
Net loss per common share . . . . . . . . .       $  (.54)         $  (.13)
                                                     =====            =====


     See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   1996             1995
                                                                                   ----             ----
                                                                                        (UNAUDITED)
Cash flows from operating activities:
     Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (8,244)       $  (1,481)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . .          3,554              664
       Deferred income tax benefit  . . . . . . . . . . . . . . . . . . . .         (1,551)            (869)
       Debt accretion and debt issuance cost amortization   . . . . . . . .          1,544              903
       Equity in losses of affiliates   . . . . . . . . . . . . . . . . . .          2,401              129
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (18)              --
       Changes in assets and liabilities:
                  Subscriber receivables  . . . . . . . . . . . . . . . . .         (1,033)            (386)
                  Prepaid expenses and other  . . . . . . . . . . . . . . .            583             (148)
                  Accounts payable, accrued expenses and other liabilities            (908)            (381)
                                                                                      -----            -----
                          Net cash used in operating activities . . . . . .         (3,672)          (1,569)
                                                                                    -------          -------

Cash flows from investing activities:
     Investment in affiliate  . . . . . . . . . . . . . . . . . . . . . . .             --           (5,427)
     Proceeds from affiliate  . . . . . . . . . . . . . . . . . . . . . . .         53,340               --
     Proceeds from assets held for sale   . . . . . . . . . . . . . . . . .          2,254               --
     Purchases of systems and equipment   . . . . . . . . . . . . . . . . .        (11,962)          (4,975)
     Expenditures for license and lease license investment  . . . . . . . .         (1,571)            (412)
     Purchases of debt securities   . . . . . . . . . . . . . . . . . . . .         (2,170)              --
     Acquisitions, net of cash acquired   . . . . . . . . . . . . . . . . .         (8,793)              --
                                                                                    -------              --
                          Net cash provided by (used in) investing activities       31,098          (10,814)
                                                                                    ------          --------

Cash flows from financing activities:
     Proceeds from long-term debt   . . . . . . . . . . . . . . . . . . . .         16,350               --
     Payments on long-term debt   . . . . . . . . . . . . . . . . . . . . .        (11,125)              --
     Payment of debt issuance costs   . . . . . . . . . . . . . . . . . . .           (491)              --
     Proceeds from short-term borrowings and notes payable  . . . . . . . .             --            2,077
     Payments on short-term borrowings and notes payable  . . . . . . . . .           (914)              (8)
                                                                                      -----              ---
                          Net cash provided by financing activities . . . .          3,820            2,069
                                                                                     -----            -----

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . .         31,246          (10,314)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .         23,143           11,986
                                                                                    ------           ------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .       $ 54,389         $  1,672
                                                                                    ======            =====

See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1996

(1)      General

         (a)     Description of Business

                 Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems. The Company holds wireless cable channel rights primarily in small to mid-size markets located in the central United States. The Company had systems in operation in 39 markets at March 31, 1996. Systems in other markets are currently under construction and development by the Company.

         (b)     Principles of Consolidation

                 The consolidated condensed financial statements include the accounts of the Company and its majority- owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

         (c)     Interim Financial Information

                 In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1995, included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

         (d)     Net Loss Per Common Share

                 Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 15,354,000 and 11,163,000 for the three-month periods ended March 31, 1996 and 1995, respectively.

                 Shares issuable upon exercise or conversion of outstanding convertible debt, stock options and warrants are antidilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

         (e)     Accounting Changes

                 In the third quarter of 1995, the Company changed, effective January 1, 1995, its method of accounting for the direct costs and installation fees related to subscriber installations to achieve a better matching of its revenues and expenses. The Company has revised its results of operations for the three months ended January 31, 1995 to reflect such accounting change.

                 The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. The adoption of this statement did not have a material effect on the Company's financial position or results of its operations.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (Continued)


(2)      Exchange Offer of Senior Notes

         Pursuant to a prospectus dated February 12, 1996, forming part of a Registration Statement on Form S-4 declared effective by the Commission on February 12, 1996, the Company offered to exchange $1,000 principal amount of exchange notes (the "Exchange Notes") which have terms identical in all material respects to the 13% Senior Notes due 2003 (the "Senior Notes"), except that the Exchange Notes do not contain terms with respect to transfer restrictions, for each $1,000 principal amount of Senior Notes outstanding (the "Exchange Offer"). The Exchange Offer expired on March 13, 1996 with 100% of the Senior Notes being exchanged for Exchange Notes. Since the Company did not comply with its registration obligations with respect to the Senior Notes in a timely manner, it was required to pay additional interest (in addition to the scheduled payment of interest) during the first 90 day period of such default in an amount equal to 0.50% per annum at the end of such 90-day period and additional interest of 1% per annum during the subsequent period ending February 12, 1996.

(3)      Series C Senior Note Offering

         On March 28, 1996, the Company consummated a private placement of $15.9 million aggregate principal amount of 13% Series C Senior Notes due 2003 (the "Series C Senior Notes"). The Company placed approximately $1.9 million of the $15.9 million net proceeds from the sale of the Series C Senior Notes into an escrow account, representing funds sufficient to pay interest on the Series C Senior Notes from April 15, 1996 through April 14, 1997. In connection with the issuance of the Series C Senior Notes, the Company agreed, among other things, to file within 180 days of the issue date a registration statement with the Commission with respect to an offer to exchange new notes registered under the Securities Act of 1933 for the Series C Senior Notes, which new notes will be identical in all respects to the Series C Senior Notes, except that the new notes will not contain terms with respect to transfer restrictions and to cause such registration statement to become effective within 270 days of the issue date.

(4)      CableMaxx, AWS and Technivision Acquisitions

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

         The AWS Merger. On February 23, 1996, the Company consummated the merger of Heartland Merger Sub., Inc., a wholly owned subsidiary of the Company ("Merger Sub"), with and into AWS pursuant to the Amended and Restated Agreement and Plan of Merger dated as of September 11, 1995 ("AWS Merger Agreement") by and among the Company, Merger Sub and AWS. Pursuant to the terms of the AWS Merger Agreement, Merger Sub was merged with and into AWS whereupon AWS became a wholly owned subsidiary of the Company. Under the terms of the AWS Merger Agreement, stockholders of AWS are entitled to receive, in the aggregate, approximately 1,310,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $35.0 million, of which approximately 125,000 shares having an aggregate value of approximately $3.3 million are being held in an escrow

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (Continued)


         established pursuant to the AWS Merger Agreement to satisfy certain indemnification obligations of AWS to the Company. As of March 31, 1996 options and warrants to purchase approximately 574,566 shares of AWS Common Stock were outstanding that convert by their terms into the right to purchase shares of the Company's Common Stock, subject to certain adjustments. The assets previously held by AWS included minority interests in the wireless cable television systems of Minneapolis, Minnesota and Fort Worth, Texas (the remaining interests being held by the FTW Partnership and Minneapolis Partnership, respectively) and certain additional rights and properties held in connection with wireless cable television markets located in Dallas, Texas, Los Angeles, California and Memphis, Tennessee (collectively, the "AWS Assets"). The Company will seek to sell directly to a third party the Los Angeles, California market. The Company sold the Memphis, Tennessee market to TruVision Wireless, Inc. ("TruVision") on May 6, 1996. See "Note 8 of Notes to Consolidated Condensed Financial Statements -- Subsequent Events." The Dallas, Texas market, and AWS' interest in the Fort Worth, Texas and Minneapolis, Minnesota markets were contributed by the Company to CS Wireless Systems, Inc. ("CS Wireless") pursuant to the terms of a Participation Agreement dated December 12, 1995, as amended by Amendment No. 1 to Participation Agreement dated February 22, 1996, by and among the Company, CAI Wireless Systems, Inc. ("CAI") and CS Wireless (the "CS Wireless Participation Agreement"). See "Note 4 of Notes to Consolidated Condensed Financial Statements -- CS Wireless Transaction."

         The FTW Transaction. On February 23, 1996, the Company consummated the acquisition of substantially all of the assets of the FTW Partnership pursuant to the Amended and Restated Asset Purchase Agreement dated as of October 4, 1995 ("FTW Agreement") by and between the Company and FTW Partnership. Pursuant to the terms of the FTW Agreement, the Company acquired from the FTW Partnership substantially all of the assets of the FTW Partnership, consisting of an approximate 80.0% interest in a joint venture that owned and operating the wireless cable television system in Fort Worth, Texas (the "FTW Venture Interest"). Under the terms of the FTW Agreement, the Company issued approximately 580,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $15.5 million to the FTW Partnership. As the owner of the FTW Venture Interest, the Company caused the contribution, together with AWS, of the Fort Worth, Texas market to CS Wireless pursuant to the terms of the CS Wireless Participation Agreement. See "Note 5 of Notes to Consolidated Condensed Financial Statements -- CS Wireless Transaction."

         The Minneapolis Transaction. On February 23, 1996, the Company consummated the acquisition of substantially all of the assets of the Minneapolis Partnership pursuant to the Amended and Restated Asset Purchase Agreement dated as of October 4, 1995 ("Minneapolis Agreement") by and between the Company and Minneapolis Partnership. Pursuant to the terms of the Minneapolis Agreement, the Company acquired from the Minneapolis Partnership substantially all of the assets of the Minneapolis Partnership, consisting of a 75.0% membership interest in and to American Wireless Systems of Minneapolis, L.L.C., a limited liability company that owned and operated the wireless cable television system in Minneapolis, Minnesota (the "LLC Interest"). Under the terms of the Minneapolis Agreement, the Company issued approximately 810,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $21.7 million to the Minneapolis Partnership.
         As the owner of the LLC Interest, the Company caused the contribution, together with AWS, of the Minneapolis, Minnesota market to CS Wireless pursuant to the terms of the CS Wireless Participation Agreement. See "Note 5 of Notes to Consolidated Condensed Financial Statements -- CS Wireless Transaction." 7,496 shares of the Company's Common Stock issued to the FTW Partnership and 2,756 shares of the Company's Common Stock issued to the Minneapolis Partnership are expected to be distributed to AWS in its capacity as a partner in each of the aforementioned Partnerships. Accordingly, the Company has classified those shares of the Company's Common Stock as treasury shares.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (Continued)



         The CableMaxx Merger. On February 23, 1996, the Company consummated the merger of Heartland Merger Sub 2, Inc., a wholly owned subsidiary of the Company ("Merger Sub 2") with and into CableMaxx pursuant to the Amended and Restated Agreement and Plan of Merger dated as of September 11, 1995 ("CableMaxx Merger Agreement") by and among the Company, Merger Sub 2 and CableMaxx. Pursuant to the terms of the CableMaxx Merger Agreement, Merger Sub 2 was merged with and into CableMaxx whereupon CableMaxx became a wholly owned subsidiary of the Company. Under the terms of the CableMaxx Merger Agreement, the stockholders of CableMaxx are entitled to receive, in the aggregate, approximately 2,880,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $77.0 million. The assets previously held by CableMaxx included certain rights and properties held in connection with certain wireless cable television markets throughout Texas and in Salt Lake City, Utah (collectively, the "CableMaxx Assets"). With the exception of the San Antonio, Texas and the Salt Lake City, Utah markets, which the Company contributed to CS Wireless pursuant to the terms of the CS Wireless Participation Agreement (See "Note 5 of Notes to Consolidated Condensed Financial Statements -- CS Wireless Transaction"), the CableMaxx Assets will continue to be used and operated by the Company in connection with its wireless cable television business.

         The TSC Transaction. On February 23, 1996, the Company consummated the acquisition of certain assets of TSC pursuant to the Amended and Restated Asset Purchase Agreement dated as of October 19, 1995 ("TSC Agreement") by and among the Company, TSC and Technivision, Inc., formerly a subsidiary of TSC that has been merged with and into TSC ("Technivision"). Pursuant to the terms of the TSC Agreement, the Company acquired certain assets from TSC representing substantially all of the assets formerly held by Technivision. Under the terms of the TSC Agreement, the Company issued to TSC approximately 1,180,000 shares of the Company's Common Stock having an aggregate value as of February 23, 1996 of approximately $31.5 million, of which approximately 189,000 shares having an aggregate value as of February 23, 1996 of $5.1 million are being held in escrow established pursuant to the terms of the TSC Agreement to satisfy certain indemnification obligations and secure certain post- closing covenants of TSC to the Company. The assets previously held by TSC included certain rights and properties held in connection with wireless cable television markets in El Paso, Texas, Corpus Christi, Texas and Dayton, Ohio (collectively, the "TSC Assets"). With the exception of the Dayton, Ohio market, which the Company contributed to CS Wireless pursuant to the terms of the CS Wireless Participation Agreement (See "Note 5 of Notes to Consolidated Condensed Financial Statements -- CS Wireless Transaction"), the TSC Assets will continue to be used and operated by the Company in connection with its wireless cable television business.

         The CableMaxx, AWS and Technivision Acquisitions were accounted for as a purchase. The aggregate purchase price of approximately $190 million has been allocated to the net assets acquired on a preliminary basis based on management's estimates of the fair values of assets acquired and liabilities assumed. Excess purchase price over the fair value of net assets acquired will be amortized on a straight-line basis over a 20-year period.

         The net result of the CableMaxx, AWS and Technivision Acquisitions, the CS Wireless Transaction (as hereinafter defined) the sale of the Memphis, Tennessee market to TruVision and the planned disposition of the Los Angeles, California market, is that the Company acquired (i) operating wireless cable television systems in Austin, Corpus Christi, Temple/Killeen and Waco, Texas, (ii) the wireless cable television markets of El Paso and Sherman/Denison, Texas and (iii) wireless cable channel rights in Amarillo, Corsicana/Athens and Lubbock, Texas for total net consideration of approximately $58.0 million.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (Continued)


(5)      CS Wireless Transaction

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

        Simultaneously with the contribution and sale of the Heartland Contributed Assets to CS Wireless, CAI (or certain of its subsidiaries) contributed to CS Wireless (directly or by contribution of stock of subsidiaries) the wireless cable television assets associated with the following markets (the "CAI Contributed Assets"):

        (1)   Stockton/Modesto, California
        (2)   Bakersfield, California
        (3)   Cleveland, Ohio
        (4)   Charlotte, North Carolina

        In connection with the CS Wireless Transaction, the Company (or its contributing subsidiaries) received (i) shares of CS Wireless common stock (the "CS Wireless Common Stock") constituting approximately 40.0% of the outstanding shares of CS Wireless Common Stock (35.4% following dilution for certain additional stock issuances), (ii) approximately $28.3 million in cash paid at the closing, (iii) a promissory note in the principal sum of $25.0 million payable on or before nine months from the closing and secured by proceeds of a contemplated issuance by CS Wireless of senior discount notes (which note has been prepaid) and
        (iv) a promissory note in the sum of $15.0 million payable 10 years from closing and prepayable from asset sales and certain other events. CAI and the Company are in the process of completing certain post-closing net working capital calculations. Components of such calculations include the relative accounts payable, accounts receivable and related working capital assets of the contributed systems, the number of granted channels represented and actually contributed to CS Wireless for each market, increase or decrease in the number of subscribers in each contributed system from the number of subscribers stated in the CS Wireless Participation Agreement and related factors. Following the completion of these calculations, payments will be made to or by the parties, depending upon such calculations. Any such payments will result in an increase or decrease to the Company's investment in affiliates.

(6)      Other Acquisitions and Divestitures

         On January 16, 1996, the Company acquired an operating wireless cable television system in Champaign, Illinois for approximately $2.1 million in cash (the "Champaign Acquisition").

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (Continued)



         On January 16, 1996, the Company sold two non-operating wireless cable markets for approximately $2.2 million in cash.

         Summarized below is the unaudited pro forma information for the three months ended March 31, 1996 and 1995 as if the CableMaxx, AWS and Technivision Acquisitions, the CS Wireless Transaction and the Champaign Acquisition had been consummated as of the beginning of 1996 and 1995. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future PERIOD.

                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                  1996           1995
                                                  ----           ----
                                                      (UNAUDITED)
            Revenues                             $ 11,980       $  5,774
            Net loss                              (10,144)        (3,300)
            Net loss per common share             $ (0.52)       $ (0.18)

(7)      BTA Auction

         On November 13, 1995, the Federal Communications Commission (the "FCC") commenced auctions for the award of initial commercial wireless cable licenses for "Basic Trading Areas" or "BTAs" (as defined by Rand McNally) which concluded on March 28, 1996 (the "BTA Auction"). The Company was the winning bidder in 93 BTAs at a total cost of
         approximately $19.8 million.   The Company filed a long-form
         application (FCC Form 304) or a Statement of Intention with the FCC on May 10, 1996 for each of the 93 BTAs for which it was the winning bidder. Under the terms of the BTA Auction, the Company remitted a $1.0 million deposit at the commencement of the BTA Auction and remitted 10% of the total committed amount (less the $1.0 million deposit), or approximately $1.0 million, on April 4, 1996. In addition, the Company will be required to pay an additional 10% of the total committed amount, approximately $2.0 million, immediately preceding BTA authorization by the FCC. The remaining 80% of the committed amount, or approximately $15.8 million, will be repaid over a 10-year period commencing on the date that the BTA is authorized by the FCC. The Company will be required to make quarterly interest-only payments for the first two years and quarterly payments of principal and interest over the remaining eight years. The interest rate related to this installment plan is equal to the 10-year U.S.
         Treasury rate at the time of the BTA authorization plus 2.5%.

         Pursuant to the CS Wireless Participation Agreement, CS Wireless will reimburse the Company for all amounts paid in the BTA Auction relating to 12 BTAs awarded to the Company at a total cost of approximately $5.3 million. To date, CS Wireless has reimbursed the Company approximately $0.5 million, representing CS Wireless' share of the $1.0 million deposit and the approximate $1.0 million payment made on
         April 4, 1996.   The net result of the Company's acquisition of 93
         BTAs in the BTA Auction and CS Wireless reimbursing the Company for all amounts paid in the BTA Auction relating to 12 BTAs, is that the Company acquired 81 BTAs in the BTA Auction for a net cost of approximately $14.5 million.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (Continued)


(8)      Subsequent Events

         On April 26, 1996, the Company acquired a minority interest in one of the Company's subsidiaries for 48,000 unregistered shares of the Company's Common Stock.

         On May 6, 1996, the Company consummated the sale of the Memphis and Flippin, Tennessee wireless cable markets to TruVision for approximately $5.4 million in cash. Upon consummation of the sale of the Memphis and Flippin, Tennessee markets to TruVision, TruVision dismissed a lawsuit against the Company and AWS without prejudice and each party entered into a Settlement Agreement and Release.

         On May 9, 1996, the Company and CS Wireless jointly announced an agreement in principle for the Company to sell the Adairsville, Powers Crossroads and Rutledge, Georgia wireless cable markets to CS Wireless for total consideration of approximately $7.2 million, comprised of cash and notes. Consummation of the transaction is subject to customary closing conditions, including the execution of a definitive agreement.

(9)      Contingencies

         The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and notes thereto of Heartland Wireless Communications, Inc.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Management believes that period-to-period comparisons of the Company's consolidated financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate, system launches and acquisitions during the periods presented.

Revenues. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming and equipment rental and, to a lesser extent, sales of receive-site equipment to certain subscribers and service income. The Company's revenues were $9.5 million for the first quarter of 1996 versus $2.1 million for the first quarter of 1995, an increase of 352%. The increase in revenues from the first quarter of 1995 to the first quarter of 1996 was primarily due to average subscribers increasing from approximately 25,100 for the first quarter of 1995 to approximately 109,100 for the first quarter of 1996. Average monthly revenues per subscriber was $29.01 for the first quarter of 1996 compared to $28.83 for the first quarter of 1995. The increase in average monthly revenues per subscriber was primarily due to increased premium channel penetration. At March 31, 1996, the Company had 142,190 subscribers versus 31,130 subscribers at March 31, 1995. Approximately 29% of the subscriber increase from March 31, 1995 to March 31, 1996 was attributable to same-system growth (net subscriber additions in the Company's systems in operation at March 31, 1995), 29% was attributable to 19 new systems launched from March 31, 1995 to March 31, 1996 and 42% was attributable to nine operating systems acquired, less five operating systems divested, during the period from March 31, 1995 to March 31, 1996. The Company had 39 systems in operation at March 31, 1996 compared to 16 systems in operation at March 31, 1995. During the first quarter of 1996, the Company acquired the Champaign, Illinois and the Austin, Corpus Christi, Temple/Killeen and Waco, Texas operating systems. The Company's acquisition of the aforementioned operating systems during the first quarter of 1996 contributed $1.8 million to first quarter 1996 revenues.

Systems Operations. Systems operations include programming costs, channel lease payments, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses which increase as the number of subscribers increase. Systems operations expense was $3.4 million for the first quarter of 1996 versus $0.7 million for the first quarter of 1995. As a percentage of revenues, systems operations expense was 35.6% for the first quarter of 1996 compared to 30.0% for the first quarter of 1995. The increase in systems operations expense as a percentage of revenues was due to increased channel lease expense.

Selling, General and Administrative. The Company has experienced increasing selling, general and administrative expenses ("SG&A") since its inception as a result of its increasing wireless cable activities and associated administrative costs, including costs related to opening and maintaining additional offices, additional accounting and support costs and additional compensation expense. SG&A was $5.9 million for the first quarter of 1996 and $2.0 million for the first quarter of 1995. The increase in SG&A from the first quarter of 1995 to the first quarter of 1996 is principally due to an increase in the Company's corporate and executive staff to support the Company's overall growth, increased advertising costs to support the Company's subscriber growth and, to a lesser extent, increased costs associated with property and casualty insurance, group health insurance and property taxes.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $3.6 million for the first quarter of 1996 compared to $0.8 million for the first quarter of 1995. The increase in depreciation and amortization expense from the first quarter of 1995 to the first quarter of 1996 was due to additional systems and equipment in connection with the launch of 19 systems during the period from March 31, 1995 to March 31, 1996 and increased amortization expense on license and leased license investment of systems in operation and excess of cost over fair value of net assets acquired related to the acquisition of wireless cable channel rights, the acquisition of minority interests in certain subsidiaries of the Company and the acquisition of CableMaxx, Inc. and American Wireless Systems, Inc., together with substantially all of the assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. during the first quarter of 1996.

Operating Loss. The Company generated operating losses of $3.4 million for the first quarter of 1996 and $1.4 million for the first quarter of 1995. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was positive $0.1 million for the first quarter of 1996 versus negative $0.6 million for the first quarter of 1995. System-level EBITDA (earnings before interest, taxes, depreciation and amortization and corporate general and administrative expense was $2.6 million for the first quarter of 1996 compared to $0.8 million for the first quarter of 1995, an increase of 225%. The increase in system-level EBITDA from the first quarter of 1995 to the first quarter of 1996 was principally due to the Company having 30 EBITDA-positive systems for the quarter ending March 31, 1996 versus 10 EBITDA-positive systems for the quarter ending March 31, 1995, partially offset by initial operating losses associated with the launch of four systems during the first quarter of 1996 versus one system during the first quarter of 1995. The increase in consolidated EBITDA from the first quarter of 1995 to the first quarter of 1996 was primary attributable to the increase in system-level EBITDA, partly due to the increase in the number of EBITDA positive systems, partially offset by increases in SG&A. The increase in the Company's operating loss from the first quarter of 1995 to the first quarter of 1996 was primarily due to increased depreciation and amortization expense, partially offset by increases in revenues.

Interest Income. Interest income was $0.7 million for the first quarter of 1996 and $0.1 million for the first quarter of 1995. The increased interest income from the first quarter of 1995 to the first quarter of 1996 was due to higher average cash equivalents primarily resulting from the private placement of $100 million of Senior Notes in April 1995 and $53.3 million of cash received from CS Wireless Systems, Inc. ("CS Wireless") related to the Company's contribution of wireless cable assets to CS Wireless.

Interest Expense. The Company incurred interest expense of $4.7 million during the first quarter of 1996 and $0.9 million during the first quarter of 1995. Interest expense during the first quarter of 1996 included non-cash interest of $1.0 million related to interest on the Company's 9% Convertible Subordinated Discount Notes and interest expense on the Company's Senior Notes. Interest expense during the first quarter of 1995 principally consisted of non-cash interest of $0.9 million related to interest on the Company's 9% Convertible Subordinated Discount Notes.

Equity in Losses of Affiliates. The Company had equity in losses of affiliates of $2.4 million for the first quarter of 1996 and $0.1 million for the first quarter of 1995. Equity in losses of affiliates for the first quarter of 1996 represent losses from Wireless One, Inc., in which the Company's holds an approximate 26% interest, and CS Wireless, in which the Company holds an approximate 35% interest. The Company acquired its equity interest in CS Wireless on February 23, 1996. Equity in losses of affiliates for the first quarter of 1995 represent losses from RuralVision Joint Venture in which the Company had a 50% interest. The Company ceased to be a joint venturer in RuralVision Joint Venture during May 1995.

Other Expenses. Other expenses are comprised of minority interests in the net earnings of subsidiaries, dividends on preferred stock of certain subsidiaries and other non-operating expenses offset by other non-operating income. The Company did not incur a material amount of other expenses during the first quarter of 1996 or the first quarter of 1995.

Income Tax Benefit. The Company recognized income tax benefits related to the Company's net losses of $1.6 million for the first quarter of 1996 and $0.9 million for the first quarter of 1995. The Company recognizes income tax benefits to the extent of future reversals of existing taxable temporary differences.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $8.2 million, or $0.54 per share, during the first quarter of 1996 and $1.5 million, or $0.13 per share, during the first quarter of 1995. Although the Company's total revenues increased 352% and system-level EBITDA increased 333% from the first quarter of 1995 to the first quarter of 1996, due to increased SG&A, increased depreciation and amortization expense, increased equity in losses of affiliates and increased interest expense, the Company's net losses have increased from the first quarter of 1995 to the first quarter of 1996. The Company expects to continue to incur net losses throughout 1996 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The wireless cable television business in a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. To date, the primary sources of capital for the Company have been from the sale of the Company's common stock, debt financings and the sale of wireless cable channel rights that are not part of the Company's strategic plan. The Company intends to expend its 39 existing systems, continue to launch additional wireless cable systems and lease or otherwise acquire channel rights in various markets.

The Company estimates that a launch of a wireless cable system in a typical market (assuming an initial programming package of 12 channels) will involve the initial expenditure of approximately $0.7 million to $0.9 million for wireless cable system transmission equipment and tower construction and incremental installation costs of approximately $395 to $435 per subscriber for equipment, labor, overhead charges and direct commission. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period. Subsequent additions of transmission equipment to enhance the channel offering of the system will approximate $0.4 million, but may vary depending upon the power of the transmission equipment.

Net cash used in operating activities during the first quarter of 1996 was $3.7 million versus $1.6 million during the first quarter of 1995. The increase in cash consumed by operations from the first quarter of 1995 to the first quarter of 1996 was primarily due to initial operating losses associated with the launch of four systems during the first quarter of 1996, versus one system in the first quarter of 1995, and increased SG&A. These uses of cash were partially offset by a 352% increase in revenues from the first quarter of 1995 to the first quarter of 1996.

Net cash provided by investing activities was $31.1 million during the first quarter of 1996 versus net cash used in investing activities of $10.8 million during the first quarter of 1995. Cash used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of certain wireless cable channel rights. In addition, cash provided by and used in investing activities includes purchases and sales of debt securities which represent proceeds from the sale of 13% Senior Notes due 2003 and 13% Series C Senior Notes due 2003 placed in escrow for the semi-annual payment of interest. During the first quarter of 1996, cash used in investing activities also included the Company's acquisition of the Champaign, Illinois operating system and out-of-pocket expenses related to the acquisition CableMaxx, Inc. and American Wireless Systems, Inc., together with substantially all of the assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc.(collectively the "CableMaxx, AWS and Technivision Acquisitions"). These uses of cash in the aforementioned acquisitions were partially offset by the Company's contribution of wireless cable assets to CS Wireless, in which the Company received $53.3 million in cash, and the sale of two non-operating wireless cable markets for $2.2 million in cash. During the first quarter of 1995, cash used in investing activities also included the Company's additional investment in RuralVision Joint Venture.

Net cash provided by financing activities was $3.8 million for the first quarter of 1996 and $2.1 million for the first quarter of 1995. Cash provided by financing activities during the first quarter of 1996 primarily represents the Company's sale of 13% Series C Senior Notes due 2003, partially offset by payments on long-term debt assumed in the Company's acquisition of CableMaxx, Inc. and American Wireless Systems, Inc., together with substantially all of the assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. Cash provided by financing activities during the first quarter of 1995 principally represents short-term borrowings and notes payable.

Due to the above-discussed factors, at March 31, 1996, the Company had $54.4 million of cash-on-hand, compared to $23.1 million at December 31, 1995. In addition, the Company recently announced the sale of its Memphis and Flippin, Tennessee wireless cable markets for approximately $5.4 million in cash and the proposed sale of three wireless cable markets surrounding Atlanta, Georgia for $7.2 million in cash and notes. Under its current plans, the Company expects that it will incur capital expenditures of approximately $60 million during the remainder of 1996 for system construction, development, launch and expansion activities. The Company currently expects to launch an aggregate of approximately 20 to 25 systems during the remainder of 1996. In addition, during 1996, the Company will be required to pay an additional $2.0 million, less a $0.5 million reimbursement from CS Wireless, related to the Federal Communications Commission's "Basic Trading Area" auction. Notwithstanding potential acquisitions, the Company does not anticipate any other material capital requirements during 1996 and the Company believes that its cash-on-hand and cash flow from operations will be adequate to fund its operations through the end of 1996.

The Company expects to continue to incur significant capital expenditures in 1997 and beyond in connection with its system construction, development, launch and expansion activities. These activities may be financed in whole or in part directly by the Company and/or by its existing or future subsidiaries, through debt or equity financings, joint ventures or other arrangements. As in the past, the Company may also finance its system construction, development, launch and expansion activities or the acquisition of additional markets through the sale and/or exchange of its existing portfolio of wireless cable channel rights. Although the Company believes that cash provided by operating activities, the sale of wireless cable channel rights that are not a part of the Company's current strategic plan and proceeds from additional public or private debt or equity offerings will be sufficient for the Company to complete its planned system construction, development, launch and expansion activities in 1997 and beyond, there can be no assurance that the Company will achieve positive cash flow from operations, that the Company will consummate the sale of certain wireless cable channel rights or that sufficient debt or equity financing will be available on satisfactory terms and conditions, if at all. Failure to obtain such additional funds could adversely affect the growth and cash flow of the Company.

FUTURE OPERATING RESULTS; FORWARD LOOKING STATEMENTS

The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the successful launch of systems in new markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (iv) government regulation, including Federal Communications Commission regulations,
(v) the Company's dependence on channel leases, (vi) the successful integration of future acquisitions and (vii) numerous competitive factors, including alternative methods of distributing and receiving television transmissions.

The Company expects to continue its subscriber growth and launch additional systems. Increases in revenues and subscribers are anticipated for the remainder of 1996; however, the rate of increase cannot be estimated with precision or certainty. Heartland believes that SG&A and depreciation and amortization expense will continue to increase to support overall growth.

Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's common stock.

In addition to the matters noted above, certain other statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including, technological changes, competitive products and services, management issues as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward looking statements made in this REPORT.



                         PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Prior to February 23, 1996, a predecessor of AWS, through an affiliate, participated in the offer and sale of approximately $29.0 million of general partnership interests in three general partnerships, including the FTW Partnership and the Minneapolis Partnership, without registration under any federal or state securities laws. Following an investigation by the Commission, AWS, Steven G. Johnson, a director and officer of AWS, Jeffrey D. Howes, formerly a director and officer of AWS, and Dexter S. Cohen and Kevin C. King, each of whom own greater than 5% of AWS common stock, without admitting or denying any wrongdoing, consented to a Commission order to cease and desist from committing or causing any violation and any future violations of the securities registration provisions of the Securities Act of 1933, as amended, and the broker-dealer registration provisions of the Securities Exchange Act of 1934, as amended. In addition, securities administrators in 22 states have also investigated or are presently investigating the activities related to the unregistered sale of the general partnership interests described above. The actions taken by the various state securities administrators range from no action taken to the issuance of 15 cease and desist orders and consent orders pursuant to which AWS, the issuing general partnerships and Messrs. Johnson and Howes, as officers of AWS, were required to cease selling general partnership interests without registration, to offer recision to individuals who purchased general partnership interests and, in certain cases, to pay administrative penalties. In certain cases, such parties have entered into consent decrees with state regulatory authorities, including an order in Arizona requiring AWS to offer to purchase such general partnership interests sold to residents of Arizona or to pay the Arizona Corporation Commission an amount equal to the amount of the investment made by all general partners who are Arizona residents, or approximately $566,000, plus interest from the time of the investment. AWS has advised the Arizona Corporation Commission that it does not intend to make such offer to purchase.

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

AWS is also the subject of two threatened lawsuits. American Telecasting, Inc. ("ATI") has sent letters to AWS claiming AWS breached a term sheet and requesting payment of $1.8 million as the alleged termination fee owed to ATI under the term sheet, plus expenses. AWS has responded to ATI and disputes all of ATI's claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 22, 1996, stockholders of the Company, at a Special Meeting, approved a proposal of the Board of Directors of the Company to approve the CableMaxx, AWS and Technivision Acquisitions and the related issuance of up to 10,721,302 shares of the Company's Common Stock in connection therewith. At this meeting, 9,587,169 shares voted for the proposal, 850 shares voted against the proposal, 266,450 shares abstained from voting and there were 266,450 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

10.1 Amendment No. 1 to Participation Agreement dated as of December 12, 1995, by and among the Registrant, CAI Wireless Systems, Inc. and CS Wireless Systems, Inc. (filed as Exhibit 2.7 to the Form 8-K Current Report dated as of December 12, 1995, and incorporated herein by reference)

* 27     Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

On March 11, 1996, Company filed a Current Report on Form 8-K dated February 23, 1996, with respect to the Company's acquisition of CableMaxx, Inc. and American Wireless Systems, Inc., together with substantially all of the assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc., and the contribution by the Company of certain wireless cable television assets and associated liabilities to CS Wireless Systems, Inc.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 1996                              HEARTLAND WIRELESS COMMUNICATIONS, INC.



                                                   By       /s/ John R. Bailey
                                                     -----------------------------------------------------
                                                            John R. Bailey
                                                            Senior Vice President-Finance, Chief Financial
                                                            Officer, Treasurer and Secretary
                                                            (Principal Financial Officer)


                                    EXHIBIT
                                     INDEX


EXHIBIT
NUMBER                            DESCRIPTION
- ------                            -----------
27       Financial Data Schedule