Form 10-Q
period 1996-06-30
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1996-08-13
CIK 917707

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ------------------------

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   June 30, 1996
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------       ---------------------

                     Commission file number     0-23694
                                                -------

                   Heartland Wireless Communications, Inc.
- --------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


                          Delaware                                               73-1435149
- ----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

   200 Chisholm Place, Suite 200, Plano, Texas                                                       75075
- ----------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                        (Zip Code)

Registrant's Telephone Number, Including Area Code           (214) 423-9494
                                                        ------------------------

              903 N. Bowser, Suite 140, Richardson, Texas 75081
- --------------------------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year, if
                          Changed Since Last Report.

 Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -----     -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                        Shares Outstanding
                  Class                               as of August 12, 1996
                  -----                               ---------------------
     Common Stock,  $.001 par value                         19,541,520

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   1996                1995
                                                                                 --------            --------
                                                                                (UNAUDITED)
                                  ASSETS
Current assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $  38,025           $  23,143
      Restricted assets - investment in debt securities . . . . . . . . .          14,380              12,324
      Subscriber receivables, net of allowance for doubtful accounts of
           $652 in 1996 and $961 in 1995  . . . . . . . . . . . . . . . .           5,456               2,544
      Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . .           2,449               1,583
      Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . .           --                  2,200
                                                                                 --------            --------
                 Total current assets . . . . . . . . . . . . . . . . . .          60,310              41,794
                                                                                 --------            --------
Investments in affiliates, at equity  . . . . . . . . . . . . . . . . . .          91,897              14,077
Systems and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .         102,673              60,649
License and leased license investment, net of accumulated amortization of
      $2,780 in 1996 and $1,095 in 1995 . . . . . . . . . . . . . . . . .         132,927              60,421
Excess of cost over fair value of net assets acquired, net of accumulated
      amortization of $960 in 1996 and $283 in 1995 . . . . . . . . . . .          38,570               4,411
Restricted assets - investment in debt securities . . . . . . . . . . . .              --               6,415
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,940              17,638
                                                                                 --------            --------
                                                                                 $438,317            $205,405
                                                                                 ========            ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,066             $ 6,863
      Accrued expenses and other liabilities  . . . . . . . . . . . . . .           7,820               3,345
      Current portion of long-term debt . . . . . . . . . . . . . . . . .             801                 765
                                                                                 --------            --------
                 Total current liabilities  . . . . . . . . . . . . . . .          11,687              10,973
                                                                                 --------            --------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .         175,202             140,887
Deferred income taxes and other long-term liabilities . . . . . . . . . .          33,561               1,628
Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . .             239                 229
Stockholders' equity:
     Common stock, $.001 par value; authorized 50,000,000 shares, issued
       19,540,222 shares in 1996 and 12,611,131 shares in 1995  . . . . .              20                  13
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . .         256,019              71,165
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . .         (38,137)            (19,490)
     Treasury stock, 10,252 shares in 1996, at cost   . . . . . . . . . .            (274)             ---
                                                                                 --------            --------
                 Total stockholders' equity . . . . . . . . . . . . . . .         217,628              51,688
                                                                                 --------            --------
Commitments and contingencies                                                    $438,317            $205,405
                                                                                 ========            ========

See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                                ----------------------     -----------------------
                                                  1996          1995          1996          1995
                                                --------     ---------     ---------       -------
                                                      (UNAUDITED)                 (UNAUDITED)
Revenues  . . . . . . . . . . . . . . . .       $ 13,801      $  2,995     $  23,313       $ 5,116
                                                --------     ---------     ---------       -------

Operating expenses:
     Systems operations   . . . . . . . .          5,026           904         8,448         1,568
     Selling, general and administrative.          8,316         2,613        14,261         4,653
     Depreciation and amortization  . . .          6,103         1,146         9,657         1,987
                                                --------     ---------     ---------       -------
       Total operating expenses   . . . .         19,445         4,663        32,366         8,208
                                                --------     ---------     ---------       -------
       Operating loss   . . . . . . . . .         (5,644)       (1,668)       (9,053)       (3,092)
                                                --------     ---------     ---------       -------
Other income (expense):
     Interest income  . . . . . . . . . .            778           875         1,486         1,010
     Interest expense   . . . . . . . . .         (5,028)       (3,466)       (9,720)       (4,392)
     Equity in losses of affiliates   . .         (4,321)          ---        (6,722)         (129)
     Other income, net  . . . . . . . . .            460            18           460            12
                                                --------     ---------     ---------       -------
       Total other income (expense)   . .         (8,111)       (2,573)      (14,496)       (3,499)
                                                --------     ---------     ---------       -------
       Loss before income taxes   . . . .        (13,755)       (4,241)      (23,549)       (6,591)
Income tax benefit  . . . . . . . . . . .          3,351            (5)        4,902           864
                                                --------     ---------     ---------       -------
                 Net loss . . . . . . . .       $(10,404)    $  (4,246)     $(18,647)      $(5,727)
                                                ========     =========      ========       =======
Net loss per common share . . . . . . . .       $   (.54)    $    (.37)     $  (1.07)      $  (.51)
                                                ========     =========      ========       =======

     See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         --------------------------
                                                                           1996              1995
                                                                         --------          --------
                                                                                (UNAUDITED)
Cash flows from operating activities:
     Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . .      $(18,647)          $(5,727)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . .         9,657             1,987
       Deferred income tax benefit  . . . . . . . . . . . . . . . .        (4,902)             (864)
       Debt accretion and debt issuance cost amortization   . . . .         2,556             1,820
       Equity in losses of affiliates   . . . . . . . . . . . . . .         6,722               129
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .             9              (125)
       Changes in assets and liabilities, net of acquisitions:
           Subscriber receivables   . . . . . . . . . . . . . . . .        (2,917)             (825)
           Prepaid expenses and other   . . . . . . . . . . . . . .           101              (714)
           Accounts payable, accrued expenses and other liabilities        (4,572)              485
                                                                         --------          --------
                Net cash used in operating activities . . . . . . .       (11,993)           (3,834)
                                                                         --------          --------
Cash flows from investing activities:
     Investment in affiliate  . . . . . . . . . . . . . . . . . . .           ---            (5,426)
     Distributions from affiliate   . . . . . . . . . . . . . . . .        58,872               ---
     Proceeds from assets held for sale   . . . . . . . . . . . . .        16,705             2,786
     Purchases of systems and equipment   . . . . . . . . . . . . .       (32,554)          (13,725)
     Expenditures for license and lease license investment  . . . .        (2,951)           (1,439)
     Purchases of debt securities   . . . . . . . . . . . . . . . .        (2,170)          (24,120)
     Acquisitions, net of cash acquired   . . . . . . . . . . . . .       (14,300)          (10,250)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ---              (2,250)
                                                                         --------          --------
                Net cash provided by (used in) investing activities        23,602           (54,424)
                                                                         --------          --------
Cash flows from financing activities:
     Proceeds from long-term debt   . . . . . . . . . . . . . . . .        16,350            95,800
     Payments on long-term debt   . . . . . . . . . . . . . . . . .       (11,125)              ---
     Payment of debt issuance costs   . . . . . . . . . . . . . . .          (603)           (4,709)
     Proceeds from short-term borrowings and notes payable  . . . .           ---             3,070
     Payments on short-term borrowings and notes payable  . . . . .        (1,485)           (3,043)
     Proceeds from issuance of warrants   . . . . . . . . . . . . .           ---             4,200
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           136                58
                                                                         --------          --------
                Net cash provided by financing activities . . . . .         3,273            95,376
                                                                         --------          --------
Net increase in cash and cash equivalents . . . . . . . . . . . . .        14,882            37,118
Cash and cash equivalents at beginning of period  . . . . . . . . .        23,143            11,986
                                                                         --------          --------
Cash and cash equivalents at end of period  . . . . . . . . . . . .      $ 38,025          $ 49,104
                                                                         ========          ========

See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1996

(1)      General

         (a)     Description of Business

                 Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems. The Company holds wireless cable channel rights primarily in small to mid-size markets located in the central United States. The Company had systems in operation in 44 markets at June 30, 1996. Systems in other markets are currently under construction and development by the Company.

         (b)     Principles of Consolidation

                 The consolidated condensed financial statements include the accounts of the Company and its majority- owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

         (c)     Interim Financial Information

                 In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1995, included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

         (d)     Net Loss Per Common Share

                 Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 19,400,000 and 11,424,000 for the three-month periods ended June 30, 1996 and 1995, respectively, and 17,376,000 and 11,295,000 in the six-month periods ended June 30, 1996 and 1995.

                 Shares issuable upon exercise or conversion of outstanding convertible debt, stock options and warrants are antidilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

         (e)     Accounting Changes

                 In the third quarter of 1995, the Company changed, effective January 1, 1995, its method of accounting for the direct costs and installation fees related to subscriber installations to achieve a better matching of its revenues and expenses. The Company has revised its results of operations for the three and six months ended June 30, 1995 to reflect such accounting change.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      CableMaxx, AWS and Technivision Acquisitions

         Effective February 23, 1996, the Company, directly or through one or more subsidiaries, acquired all the assets and liabilities and succeeded to the businesses of American Wireless Systems, Inc. ("AWS") and CableMaxx, Inc. ("CableMaxx") and acquired substantially all of the assets and certain of the liabilities and succeeded to all of the businesses of Fort Worth Wireless Cable T.V. Associates (the "FTW Partnership"), Wireless Cable TV Associates #38 (the "Minneapolis Partnership") and Three Sixty Corp. ("TSC"), the successor to Technivision, Inc. ("Technivision") (the aforementioned five transactions collectively referred to herein as the "CableMaxx, AWS and Technivision Acquisitions"). The CableMaxx, AWS and Technivision Acquisitions are discussed below:

         The AWS Merger. In connection with the merger of a subsidiary of the Company with and into AWS, the Company issued approximately 1,310,000 shares of the Company's Common Stock having an aggregate value of approximately $35.0 million. The assets previously held by AWS included minority interests in the wireless cable television systems in Minneapolis, Minnesota and Fort Worth, Texas (the remaining interests being held by the FTW Partnership and Minneapolis Partnership, respectively) and certain additional rights and properties held in connection with wireless cable television markets located in Dallas, Texas, Los Angeles, California and Memphis, Tennessee.

         The FTW Transaction. In connection with the Company's acquisition of substantially all of the assets of the FTW Partnership, the Company issued approximately 580,000 shares of the Company's Common Stock having an aggregate value of approximately $15.5 million. The primary asset of the FTW Partnership consisted of an approximate 80.0% interest in a joint venture that owned and operated the wireless cable television system in Fort Worth, Texas.

         The Minneapolis Transaction. In connection with the Company's acquisition of substantially all of the assets of the Minneapolis Partnership, the Company issued approximately 810,000 shares of the Company's Common Stock having an aggregate value of approximately $21.7 million. The primary asset of the Minneapolis Partnership consisted of an approximate 75.0% interest in a limited liability company that owned and operated the wireless cable television system in Minneapolis, Minnesota.

         The CableMaxx Merger. In connection with the merger of a subsidiary of the Company with and into CableMaxx, the Company issued approximately 2,880,000 shares of the Company's Common Stock having an aggregate value of approximately $77.0 million. The assets previously held by CableMaxx included certain rights and properties held in connection with certain wireless cable television markets throughout Texas and in Salt Lake City, Utah.

         The TSC Transaction. In connection with the Company's acquisition of certain assets of TSC, the Company issued approximately 1,180,000 shares of the Company's Common Stock having an aggregate value of approximately $31.5 million. The assets previously held by TSC included certain rights and properties held in connection with wireless cable television markets in El Paso, Texas, Corpus Christi, Texas and Dayton, Ohio.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

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

(3)      CS Wireless Transaction

         Effective February 23, 1996, immediately following the closing of the CableMaxx, AWS and Technivision Acquisitions, the Company, CAI Wireless Systems, Inc. ("CAI") and CS Wireless Systems, Inc. ("CS Wireless") consummated the CS Wireless Participation Agreement (the "CS Wireless Participation Agreement" or "CS Wireless Transaction") pursuant to which the Company (or certain of its subsidiaries) contributed or sold to CS Wireless the wireless cable assets and all related liabilities of the following wireless cable television markets (the "Heartland Contributed Assets"):

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

        Simultaneously with the contribution and sale of the Heartland Contributed Assets to CS Wireless, CAI (or certain of its subsidiaries) contributed to CS Wireless (directly or by contribution of stock of subsidiaries) the wireless cable television assets associated with the following markets (the "CAI Contributed Assets"):

        (1)   Stockton/Modesto, California
        (2)   Bakersfield, California
        (3)   Cleveland, Ohio
        (4)   Charlotte, North Carolina

        In connection with the CS Wireless Transaction, the Company (or its contributing subsidiaries) received (i) shares of CS Wireless common stock (the "CS Wireless Common Stock") constituting approximately 40.0% of the outstanding shares of CS Wireless Common Stock (35.4% following dilution for certain additional stock issuances), (ii) approximately $28.3 million in cash paid at closing, (iii) a promissory note in the principal sum of $25.0 million payable on or before nine months from the closing and secured by proceeds of a contemplated issuance by CS Wireless of senior discount notes (which note has been prepaid) and
        (iv) a promissory note in the sum of $15.0 million payable 10 years from closing and prepayable from asset sales and certain other events. CAI and the Company are in the process of completing certain post-closing net working capital calculations. Components of such calculations include the relative accounts payable, accounts

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES receivable and related working capital assets of the contributed systems, the number of granted channels represented and actually contributed to CS Wireless for each market, payments related to the increase or decrease in the number of subscribers in each contributed system from the number of subscribers stated in the CS Wireless Participation Agreement and related factors. Following the completion of these calculations, payments will be made to or by the parties, depending upon such calculations. Any such payments will result in an increase or decrease to the Company's investment in affiliates.

(4)     Other Acquisitions and Divestitures

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

        On May 6, 1996, the Company consummated the sale of the Memphis and Flippin, Tennessee wireless cable markets to TruVision Wireless, Inc. ("TruVision") for approximately $5.4 million in cash. Upon consummation of the sale of the Memphis and Flippin, Tennessee markets to TruVision, TruVision dismissed a lawsuit against the Company and AWS without prejudice and each party entered into a settlement agreement and release.

        On June 21, 1996, the Company sold the wireless cable channel rights in Los Angeles, California for $8.95 million in cash at closing and $750,000 in notes and deferred payments. The notes and deferred payments are payable on or before January 31, 1997.

        On June 28, 1996, the Company acquired operating wireless cable systems in George West and Falfurrias/Kingsville, Texas for $350,000 in cash and 126,601 unregistered shares of the Company's Common Stock.

        Summarized below is the unaudited pro forma information for the six months ended June 30, 1996 and 1995 as if the CableMaxx, AWS and Technivision Acquisitions, the CS Wireless Transaction, the Champaign Acquisition, the Falfurrias and George West acquisitions and the Company's investment in Wireless One, Inc. had been consummated as of the beginning of 1996 and 1995. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                   SIX MONTHS ENDED
                                                        JUNE 30
                                                    1996        1995
                                                  -------     -------
                                                     (UNAUDITED)
            Revenues                              $26,069     $12,537

            Net loss                              (21,734)    (16,697)

            Net loss per common share               (1.11)      (0.86)

(5)      BTA Auction

         On November 13, 1995, the Federal Communications Commission (the "FCC") commenced auctions for the award of initial commercial wireless cable licenses for "Basic Trading Areas" or "BTAs" (as defined by Rand McNally) which concluded on March 28, 1996 (the "BTA Auction"). The Company was the winning bidder in 93 BTAs at a total cost of approximately $19.8 million. Under the terms of the BTA Auction, the Company remitted a $1.0 million deposit at the commencement of the BTA Auction and subsequently has remitted 20% of the total committed amount (less the $1.0 million deposit), or approximately $3.0 million. The remaining 80% of the committed amount, or approximately $15.8 million, will be paid over a 10-year period commencing in the fourth quarter of 1996. The Company will be required to make quarterly interest-only payments for the first two years and quarterly payments of principal and interest over the remaining eight years. The interest rate related to this installment plan is equal to the 10-year U.S. Treasury rate at the time of the BTA authorization plus 2.5%.

         Pursuant to the CS Wireless Transaction, CS Wireless will reimburse the Company for all amounts paid in the BTA Auction relating to 12 BTAs awarded to the Company at a total cost of approximately $5.3 million. As of August 12, 1996, CS Wireless had reimbursed the Company approximately $1.1 million, representing all amounts paid by the Company in connection with the award of the 12 BTA. The net result of the Company's acquisition of 93 BTAs in the BTA Auction and the CS Wireless reimbursement, is that the Company acquired 81 BTAs in the BTA Auction for a net cost of approximately $14.5 million.

(6)      Subsequent Events

         On July 17, 1996, a subsidiary of the Company consummated the sale of wireless cable channel rights in Adairsville, Powers Crossroads and Rutledge, Georgia to CS Wireless for total consideration of approximately $7.2 million in cash.

         On July 10, 1996, the Company and American Telecasting, Inc. ("ATI") entered into an Agreement for Exchange of Assets ("Exchange Agreement") in which the Company and ATI agreed to exchange certain wireless cable channel rights and related assets in South Dakota, Florida, Michigan and Illinois. Consummation of this exchange is expected to occur by September 10, 1996; however, the Exchange

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

         Agreement is subject to customary closing conditions including, without limitation, satisfactory due diligence review by the Company of the ATI assets involved in the exchange. No assurance can be given that such conditions will be satisfied.

(7)      Contingencies

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

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995

Management believes that period-to-period comparisons of the Company's consolidated financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate, system launches and acquisitions during the periods presented.

Revenues. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming and equipment rental and, to a lesser extent, sales of receive-site equipment and towers to certain subscribers and service income. The Company's revenues for the second quarter of 1996 were $13.8 million, compared to $3.0 million for the second quarter of 1995, an increase of 360%. Revenues for the six months ended June 30, 1996 were $23.3 million, versus $5.1 million for the comparable prior-year period, an increase of 357%. The increase in revenues for the second quarter and six months ended June 30, 1996 over the comparable prior-year periods was primarily due to average subscribers increasing from 34,500 and 30,200 subscribers for the second quarter and six months ended June 30, 1995 to 153,100 and 132,100 subscribers for the second quarter and six months ended June 30, 1996. Average monthly revenues per subscriber were $29.53 and $29.09 for the second quarter and six months ended June 30, 1996, compared to $28.43 and $28.28 for the comparable prior-year periods. The increase in average monthly revenues per subscriber between the second quarter and six months ended June 30, 1996 and the comparable prior-year periods was primarily due to increased premium channel penetration. At June 30, 1996, the Company had 167,430 subscribers versus 43,500 subscribers at June 30, 1995 and 142,190 subscribers at March 31, 1996. Approximately 78% of the subscriber increase from March 31, 1996 to June 30, 1996 was attributable to same-system growth during the period (net subscriber additions in the Company's systems in operation at March 31, 1996), 16% was attributable to three new systems launched during the period and 6% was attributable to two operating systems acquired during the period. The Company had 44 systems in operation at June 30, 1996 compared to 21 systems in operation at June 30, 1995. On June 28, 1996, the Company acquired the George West and Falfurrias/Kingsville, Texas operating systems. These acquisitions did not contribute materially to revenues during the second quarter of 1996. During the first quarter of 1996, the Company acquired the Champaign, Illinois and the Austin, Corpus Christi, Temple/Killeen and Waco, Texas operating systems, which contributed $5.7 million to revenues for the six months ended June 30, 1996.

Systems Operations. Systems operations include programming costs, channel lease payments, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses which increase as the number of subscribers increase. Systems operations expense was $5.0 million for the second quarter of 1996, versus $0.9 million for the second quarter of 1995. For the six months ended June 30, 1996, systems operations expense was $8.4 million, compared to $1.6 million for the comparable prior-year period. As a percentage of revenues, systems operations expense was 36% for the second quarter and six months ended June 30, 1996 compared to 30% and 31% for the second quarter and six months ended June 30, 1995. The increase in systems operations expense as a percentage of revenues over the periods presented was due to increased programming costs and increased channel lease expense.

Selling, General and Administrative. The Company has experienced increasing selling, general and administrative expenses ("SG&A") since its inception as a result of its increasing wireless cable activities and associated administrative costs, including costs related to opening and maintaining additional offices, additional accounting and support costs and additional compensation expense. SG&A was $8.3 million and $14.3 million for the second quarter and six months ended June 30, 1996, compared to $2.6 million and $4.7 million for the comparable prior-year periods. The increases in SG&A during the periods presented are principally due to an increase in the Company's corporate and executive staff to support the Company's overall growth, including acquisitions and the development of new markets, increased advertising costs to support the Company's subscriber growth and, to a lesser extent, increased costs associated with property and casualty insurance, group health insurance and property taxes.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $6.1 million for the second quarter of 1996, compared to $1.1 million for the second quarter of 1995. Depreciation and amortization expense was $9.7 million for the six months ended June 30, 1996, versus $2.0 million for the comparable prior-year period. The increase in depreciation and amortization expense during the periods presented was due to additional systems and equipment in connection with the launch of 16 systems (net of systems launched and subsequently disposed) from June 30, 1995 to June 30, 1996 and increased amortization expense on license and leased license investment of systems in operation and excess of cost over fair value of net assets acquired related to the acquisition of wireless cable channel rights, the acquisition of minority interests in certain subsidiaries of the Company and the acquisition of the businesses of CableMaxx, Inc. and American Wireless Systems, Inc., together with substantially all of the assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. (collectively the "CableMaxx, AWS and Technivision Acquisitions") during February 1996.

Operating Loss. The Company generated operating losses of $5.6 million and $9.1 million for the second quarter and six months ended June 30, 1996, compared to $1.7 million and $3.1 million for the comparable prior-year periods. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was positive $0.5 million for the second quarter of 1996, versus negative $0.5 for the second quarter of 1995. Consolidated EBITDA for the six months ended June 30, 1996 was $0.6 million, compared to negative $1.1 million for six months ended June 30, 1995. System- level EBITDA (earnings before interest, taxes, depreciation and amortization and corporate general and administrative expense) was $3.4 million for the second quarter of 1996, compared to $1.3 million for the second quarter of 1995, an increase of 162%. System-level EBITDA for the six months ended June 30, 1996 was $5.9 million, versus $1.9 million for the comparable prior-year period, an increase of 211%. The increase in system-level EBITDA during the second quarter of 1996 was principally due to the Company having 32 EBITDA-positive systems for the second quarter of 1996, versus 14 EBITDA-positive systems for the second quarter of 1995. The increase in system-level EBITDA for the six months ended June 30, 1996 was primarily due to the Company having 30 EBITDA-positive systems for the six months ended June 30, 1996, compared to 12 EBITDA-positive systems for the comparable prior-year period. The increase in consolidated EBITDA over the periods presented was primarily attributable to the aforementioned increases in system-level EBITDA, partially offset by increases in SG&A. The increase in the Company's operating loss during the periods presented was primarily due to increased depreciation and amortization expense and SG&A, partially offset by increases in revenues.

Interest Income. Interest income was $0.8 million and $1.5 million for the second quarter and six months ended June 30, 1996, versus $0.9 million and $1.0 million for the comparable prior-year periods. Interest income was higher during the second quarter of 1995, as compared to the second quarter of 1996, due to higher average cash equivalents subsequent to the sale of 13% Senior Notes due 2003 during April 1995. The increased interest income for the six months ended June 30, 1996 was due to higher average cash equivalents, resulting from $58.9 million of cash received from CS Wireless Systems, Inc. ("CS Wireless") in connection with the Company's contribution of wireless cable assets to CS Wireless in February 1996.

Interest Expense. The Company incurred interest expense of $5.0 million during the second quarter of 1996, compared to $3.5 million during the second quarter of 1995. Interest expense was $9.7 million for the six months ended June 30, 1996, versus $4.4 million for the comparable prior-year period. Interest expense for the second quarter and six months ended June 30, 1996 included non-cash interest of $1.0 million and $2.1 million, related to interest on the Company's 9% Convertible Subordinated Discount Notes. Interest expense for the second quarter and six months ended June 30, 1995 included non-cash interest of $0.9 million and $1.8 million, related to interest on the Company's 9% Convertible Subordinated Discount Notes.

Equity in Losses of Affiliates. The Company had equity in losses of affiliates of $4.3 million for the second quarter of 1996. For the six months ended June 30, 1996, the Company had equity in losses of affiliates of $6.7 million, versus $0.1 million for the comparable prior-year period. Equity in losses of affiliates for the second quarter and six months ended June 30, 1996 represent losses from Wireless One, Inc., in which the Company's holds an approximate 20% interest, and CS Wireless, in which the Company holds an approximate 35% interest. The Company acquired its equity interest in CS Wireless on February 23, 1996. Equity in losses of affiliates for the six months ended June 30, 1995 represent losses from RuralVision Joint Venture in which the Company had a 50% interest. The Company ceased to be a joint venturer in RuralVision Joint Venture during May 1995.

Other Income (Expense). Other income (expense) is comprised of gain on the sale of assets and other non-operating income, offset by minority interests in the net earnings of subsidiaries, dividends on preferred stock of certain subsidiaries and other non-operating expenses. The Company had other income of $0.5 million during the second quarter and six months ended June 30, 1996, representing the gain on the sale of the Flippin, Tennessee market. The Company did not incur a material amount of other income during the second quarter and six months ended June 30, 1995.

Income Tax Benefit. The Company recognized income tax benefits related to the Company's net losses for the second quarter and six months ended June 30, 1996 of $3.4 million and $4.9 million, versus $0.9 million for the six months ended June 30, 1995. The Company recognizes income tax benefits to the extent of future reversals of existing taxable temporary differences.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $10.4 million, or $0.54 per share, during the second quarter of 1996 and $4.2 million, or $0.37 per share, during the second quarter of 1995. For the six months ended June 30, 1996, the Company incurred net losses of $18.6 million, or $1.21 per share, compared to $5.7 million, or $0.51 per share, for the comparable prior-year period. Although the Company's total revenues and EBITDA significantly increased during the second quarter and six months ended June 30, 1996, due to increased SG&A, increased depreciation and amortization expense, increased equity in losses of affiliates and increased interest expense, the Company's net losses increased during the periods. The Company expects to continue to incur net losses throughout 1996 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The wireless cable television business is a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. To date, the primary sources of capital for the Company have been from the sale of the Company's Common Stock, debt financings and the sale of wireless cable channel rights that are not part of the Company's strategic plan. The Company intends to expand its 44 existing systems, continue to launch additional wireless cable systems and lease or otherwise acquire channel rights in various markets.

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

Net cash used in operating activities during the six months ended June 30, 1996 was $12.0 million versus $3.8 million during the six months ended June 30, 1995. The increase in cash consumed by operations for the six months ended June 30, 1996 was primarily due to increased systems operations expense, SG&A and interest expense. These uses of cash were partially offset by a 357% increase in revenues for the six months ended June 30, 1996 as compared to the comparable prior-year period.

Net cash provided by investing activities was $23.6 million during the six months ended June 30, 1996, versus net cash used in investing activities of $54.4 million during the six months ended June 30, 1995. Cash used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of certain wireless cable channel rights, partially offset by the sale of wireless cable channel rights that are not part of the Company's strategic plan. In addition, cash used in investing activities includes purchases and sales of debt securities which represent proceeds from the sale of 13% Senior Notes due 2003 and 13% Series C Senior Notes due 2003 placed in escrow for the semi-annual payment of interest. During the six months ended June 30, 1996, cash provided by investing activities also included the receipt of approximately $58.9 million in cash from CS Wireless in connection with the Company's contribution of wireless cable assets to CS Wireless and the sale of wireless cable channel rights that are not part of the Company's strategic plan, in which the Company received approximately $16.7 million in cash. These sources of cash were partially offset by Company's acquisition of the Champaign, Illinois operating system, payments related to the Federal Communications Commission's "Basic Trading Area" auction and out-of-pocket expenses related to the CableMaxx, AWS and Technivision Acquisitions. During the six months ended June 30, 1995, cash used in investing activities also included the Company's investments in RuralVision Joint Venture, the acquisition of the Lubbock, Texas operating system and the acquisition of the Tulsa, Oklahoma market. These uses of cash were partially offset by the sale of wireless cable channel rights in five markets.

Net cash provided by financing activities was $3.3 million for the six months ended June 30, 1996, versus net cash provided by financing activities totaling $95.4 million for the six months ended June 30, 1995. Cash provided by financing activities during the six months ended June 30, 1996 primarily represents the net proceeds from the Company's sale of 13% Series C Senior Notes due 2003, partially offset by payments on long-term debt assumed in the CableMaxx, AWS and Technivision Acquisitions. Cash provided by financing activities during the six months ended June 30, 1995 principally represents the net proceeds from the sale of 13% Senior Notes due 2003.

Due to the above-discussed factors, at June 30, 1996, the Company had $38.0 million of cash-on-hand, compared to $23.1 million at December 31, 1995. On July 17, 1996, the Company consummated the sale of three wireless cable markets surrounding Atlanta, Georgia for approximately $7.2 million in cash, which was partially offset by approximately $1.5 million in payments made in July 1996 related to the Federal Communications Commission's "Basic Trading Area" auction. Under its current plans, the Company expects that it will incur capital expenditures of approximately $35 million during the remainder of 1996 for system construction, development, launch and expansion activities. The Company currently expects to launch an aggregate of approximately 10 to 15 systems during the remainder of 1996. Notwithstanding potential acquisitions, the Company does not anticipate any other material capital requirements during 1996 and the Company believes that its cash-on-hand and cash flow from operations will be adequate to fund its operations through the end of 1996.

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

In addition to the matters noted above, certain other statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services, management issues as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward looking statements made in this report.

                          PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed with the Securities and Exchange Commission for a discussion of certain legal proceedings involving the Company's wholly-owned subsidiary American Wireless Systems, Inc. ("AWS") and certain current and former directors, officers and principals of AWS.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company ("Annual Meeting") was held on May 2, 1996. Each of the following persons, who constituted all of the Company's nominees for director, were elected at the Annual Meeting to serve on the Board of Directors of the Company:

                                     Votes          Votes                             Broker
                                      For          Against          Abstained        Non-Votes
                                  ----------       -------          ---------        ---------
J.R. Holland, Jr.                 15,706,634         -0-            132,803              -0-
L. Allen Wheeler                  15,706,634         -0-            132,803              -0-
David E. Webb                     15,706,634         -0-            132,803              -0-
Alvin H Lane, Jr.                 15,706,634         -0-            132,803              -0-
Dennis M. O'Rourke                15,706,634         -0-            132,803              -0-
John A. Sprague                   15,706,634         -0-            132,803              -0-
Wes W. Watkins                    15,706,634         -0-            132,803              -0-

At the Annual Meeting, the stockholders also voted to approve certain amendments to the Company's 1994 Employee Stock Option Plan to, among other things, increase the number of shares of Common Stock subject to issuance thereunder from 950,000 shares to 1,950,000 shares:

                                      Votes           Votes                            Broker
                                       For           Against        Abstained        Non-Votes
                                  ----------       ----------       ---------        ---------
                                  12,200,698       2,035,487          76,175         1,527,077

At the Annual Meeting, the stockholders also voted to ratify the selection of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1996:

                                     Votes        Votes                                Broker
                                      For        Against            Abstained        Non-Votes
                                  ---------     --------            ---------        ---------
                                  15,792,671     17,988               28,778             -0-

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

*10.1 Office Lease dated April 10, 1996 between Merit Office Portfolio Limited Partnership and Heartland Wireless Communications, Inc.

*10.2 Sublease Agreement dated June 14, 1996 between Heartland Wireless Communications, Inc. and CS Wireless Systems, Inc.

* 27     Financial Data Schedule

- ---------------------
*Filed herewith.

         (b)     Reports on Form 8-K

On July 1, 1996 the Company filed a Current Report on Form 8-K dated July 1, 1996 (the "July 1, 1996 Current Report") which updated certain pro forma financial information contained in that certain Current Report on Form 8-K dated February 23, 1996 filed by the Company on March 11, 1996. The July 1, 1996 Current Report contained the following pro forma financial information:

                 Heartland Wireless Communications, Inc.
                 Unaudited Pro Forma Condensed
                 Consolidated Statement of Operations
                 Three Months Ended March 31, 1996

In addition, the July 1, 1996 Current Report listed a change of address and telephone number for the Company from 903 N. Bowser, Richardson, Texas 75081,
(214) 479-9244 to 200 Chisholm Place, Suite 200, Plano, Texas 75075, (214)
423-9494.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1996      HEARTLAND WIRELESS COMMUNICATIONS, INC.



                             By      /s/ John R. Bailey
                               -----------------------------------------------
                                 John R. Bailey
                                 Senior Vice President-Finance, Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

                               Index to Exhibits

Exhibit
Number                             Description
- -------                            -----------
*10.1            Office Lease dated April 10, 1996 between Merit Office Portfolio Limited Partnership and Heartland
                 Wireless Communications, Inc.

*10.2            Sublease Agreement dated June 14, 1996 between Heartland Wireless Communications, Inc. and CS Wireless
                 Systems, Inc.

* 27             Financial Data Schedule