Form 10-Q
period 1996-09-30
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1996-11-14
CIK 917707

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 -------------

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996
                                        -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------     -----------

                     Commission file number     0-23694
                                            --------------

                   Heartland Wireless Communications, Inc.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                          Delaware                                                                 73-1435149
--------------------------------------------------------------                       ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

 200 Chisholm Place, Suite 200, Plano, Texas                                                     75075
 -------------------------------------------                                                   ----------
  (Address of Principal Executive Offices)                                                     (Zip Code)

Registrant's Telephone Number, Including Area Code       (972) 423-9494
                                                  ---------------------------

                                     N/A
             ---------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report.

         Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Shares Outstanding
                    Class                              as of November 11, 1996
        -----------------------------                  -----------------------
        Common Stock, $.001 par value                         19,541,520

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              September 30,        December 31,
                                                                                  1996                 1995
                                                                              -------------        ------------
                                                                               (unaudited)
                                  ASSETS
Current assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        $ 15,144            $ 23,143
      Restricted assets - investment in debt securities . . . . . . . . .          14,533              12,324
      Subscriber receivables, net of allowance for doubtful accounts of
           $1,475 in 1996 and $961 in 1995  . . . . . . . . . . . . . . .           6,035               2,544
      Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . .           3,330               1,583
      Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . .             --                2,200
                                                                                 --------            --------
                 Total current assets . . . . . . . . . . . . . . . . . .          39,042              41,794
                                                                                 --------            --------
Investments in affiliates, at equity  . . . . . . . . . . . . . . . . . .          98,538              14,077
Systems and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .         128,043              60,649
License and leased license investment, net of accumulated amortization of
      $3,912 in 1996 and $1,095 in 1995 . . . . . . . . . . . . . . . . .         131,605              60,421
Excess of cost over fair value of net assets acquired, net of accumulated
      amortization of $1,458 in 1996 and $283 in 1995 . . . . . . . . . .          38,072               4,411
Restricted assets - investment in debt securities . . . . . . . . . . . .             --                6,415
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,541              17,638
                                                                                 --------            --------
                                                                                 $446,841            $205,405
                                                                                 ========            ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        $  5,853            $  6,863
      Accrued expenses and other liabilities  . . . . . . . . . . . . . .          13,420               3,345
      Current portion of long-term debt . . . . . . . . . . . . . . . . .             740                 765
                                                                                 --------            --------
                 Total current liabilities  . . . . . . . . . . . . . . .          20,013              10,973
                                                                                 --------            --------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .         177,858             140,887
Deferred income taxes and other long-term liabilities . . . . . . . . . .          28,756               1,628
Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . .             239                 229
Stockholders' equity:
     Common stock, $.001 par value; authorized 50,000,000 shares, issued
       19,541,520 shares in 1996 and 12,611,131 shares in 1995  . . . . .              20                  13
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . .         263,810              71,165
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . .         (43,581)            (19,490)
     Treasury stock, 10,252 shares in 1996, at cost   . . . . . . . . . .            (274)                ---
                                                                                 --------            --------
                 Total stockholders' equity . . . . . . . . . . . . . . .         219,975              51,688
                                                                                 --------            --------
Commitments and contingencies
                                                                                 $446,841            $205,405
                                                                                 ========            ========

See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  Three months ended              Nine months ended
                                                     September 30,                   September 30,
                                                ----------------------          -----------------------
                                                  1996          1995              1996           1995
                                                --------       -------          --------       --------
                                                     (UNAUDITED)                     (UNAUDITED)
Revenues  . . . . . . . . . . . . . . . .       $ 15,651       $ 4,177          $ 38,964       $  9,293
                                                --------       -------          --------       --------
Operating expenses:
     Systems operations   . . . . . . . .          4,731         1,326            13,179          2,894
     Selling, general and administrative.          9,603         2,797            23,865          7,450
     Depreciation and amortization  . . .          8,493         1,979            18,150          3,966
                                                --------       -------          --------       --------
       Total operating expenses   . . . .         22,827         6,102            55,194         14,310
                                                --------       -------          --------       --------
       Operating loss   . . . . . . . . .         (7,176)       (1,925)          (16,230)        (5,017)
                                                --------       -------          --------       --------
Other income (expense):
     Interest income  . . . . . . . . . .          1,427         1,034             2,913          2,044
     Interest expense   . . . . . . . . .         (5,447)       (4,516)          (15,167)        (8,908)
     Equity in losses of affiliates   . .         (5,980)          ---           (12,702)          (129)
     Other income, net  . . . . . . . . .          4,809          (487)            5,269           (475)
                                                --------       -------          --------       --------
       Total other income (expense)   . .         (5,191)       (3,969)          (19,687)        (7,468)
                                                --------       -------          --------       --------
       Loss before income taxes   . . . .        (12,367)       (5,894)          (35,917)       (12,485)
Income tax benefit  . . . . . . . . . . .          6,924           443            11,826          1,307
                                                --------       -------          --------       --------
                 Net loss . . . . . . . .         (5,443)      $(5,451)         $(24,091)      $(11,178)
                                                ========       =======          ========       ========
Net loss per common share . . . . . . . .       $   (.28)     $   (.44)         $  (1.33)      $   (.96)
                                                ========      ========          ========       ========

     See accompanying notes to consolidated condensed financial statements.

           HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                             Nine months ended
                                                                               September 30,
                                                                         --------------------------
                                                                           1996             1995
                                                                         --------          --------
                                                                                (UNAUDITED)
Cash flows from operating activities:
     Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . .      $(24,091)         $(11,178)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . .        18,150             3,966
       Deferred income tax benefit  . . . . . . . . . . . . . . . .       (11,826)           (1,307)
       Debt accretion and debt issuance cost amortization   . . . .         3,893             3,157
       Equity in losses of affiliates   . . . . . . . . . . . . . .        12,702               129
       Gain on sale of assets   . . . . . . . . . . . . . . . . . .        (5,279)               --
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (689)               12
       Changes in assets and liabilities, net of acquisitions:
           Subscriber receivables   . . . . . . . . . . . . . . . .        (3,493)           (1,160)
           Prepaid expenses and other   . . . . . . . . . . . . . .        (1,924)             (766)
           Accounts payable, accrued expenses and other liabilities         2,498             4,789
                                                                         --------          --------
                Net cash used in operating activities . . . . . . .       (10,059)           (2,358)
                                                                         --------          --------
Cash flows from investing activities:
     Investment in affiliate  . . . . . . . . . . . . . . . . . . .            --            (5,427)
     Distributions from affiliate   . . . . . . . . . . . . . . . .        53,340                --
     Proceeds from sale of assets   . . . . . . . . . . . . . . . .        23,804             3,323
     Purchases of systems and equipment   . . . . . . . . . . . . .       (62,123)          (25,575)
     Expenditures for license and lease license investment  . . . .        (2,971)           (1,592)
     Purchases of debt securities   . . . . . . . . . . . . . . . .        (1,879)          (24,747)
     Proceeds from sale of debt securities  . . . . . . . . . . . .         6,775                --
     Acquisitions, net of cash acquired   . . . . . . . . . . . . .       (15,869)          (11,423)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            (2,250)
                                                                         --------          --------
                Net cash provided by (used in) used in investing
                activities  . . . . . . . . . . . . . . . . . . . .         1,077           (67,691)
                                                                         --------          --------
Cash flows from financing activities:
     Proceeds from long-term debt   . . . . . . . . . . . . . . . .        16,350            95,800
     Payments on long-term debt   . . . . . . . . . . . . . . . . .       (11,125)               --
     Payment of debt issuance costs   . . . . . . . . . . . . . . .          (603)           (4,784)
     Proceeds from short-term borrowings and notes payable  . . . .            --             3,070
     Payments on short-term borrowings and notes payable  . . . . .        (3,775)           (3,106)
     Proceeds from issuance of warrants   . . . . . . . . . . . . .            --             4,200
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           136                38
                                                                         --------          --------
                Net cash provided by financing activities . . . . .           983            95,218
                                                                         --------          --------

Net increase (decrease) in cash and cash equivalents  . . . . . . .        (7,999)           25,169
Cash and cash equivalents at beginning of period  . . . . . . . . .        23,143            11,986
                                                                         --------          --------
Cash and cash equivalents at end of period  . . . . . . . . . . . .      $ 15,144          $ 37,155
                                                                         ========          ========

See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

(1)      General

         (a)     Description of Business

                 Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems. The Company holds wireless cable channel rights primarily in small to mid-size markets located in the central United States. The Company had systems in operation in 48 markets at September 30, 1996. Systems in other markets are currently under construction and development by the Company.

         (b)     Principles of Consolidation

                 The consolidated condensed financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

         (c)     Interim Financial Information

                 In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1995, included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

         (d)     Net Loss Per Common Share

                 Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 19,540,000 and 12,272,000 for the three-month periods ended September 30, 1996 and 1995, respectively, and 18,103,000 and 11,624,000 in the nine-month periods ended September 30, 1996 and 1995.

                 Shares issuable upon exercise or conversion of outstanding convertible debt, stock options and warrants are antidilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

(2)      CableMaxx, AWS and Technivision Acquisitions

         Effective February 23, 1996, the Company, directly or through one or more subsidiaries, acquired all the assets and liabilities and succeeded to the businesses of American Wireless Systems, Inc. and CableMaxx, Inc. and acquired substantially all of the assets and certain of the liabilities and succeeded to all of the businesses of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and Three Sixty Corp., the successor to Technivision, Inc., for an aggregate of 6,757,000 shares of the Company's common stock (the aforementioned five transactions are collectively referred to herein as the "CableMaxx, AWS and Technivision Acquisitions").

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

(3)      CS Wireless Transaction

         Effective February 23, 1996, immediately following the closing of the CableMaxx, AWS and Technivision Acquisitions, the Company, CAI Wireless Systems, Inc. ("CAI") and CS Wireless Systems, Inc. ("CS Wireless") consummated the CS Wireless Participation Agreement (the "CS Wireless Participation Agreement" or "CS Wireless Transaction") pursuant to which the Company (or certain of its subsidiaries) contributed or sold a substantial portion of the assets received in the CableMaxx, AWS and Technivision Acquisitions and certain other assets to CS Wireless.

         Simultaneously with the contribution and sale of such assets by the Company to CS Wireless, CAI (or certain of its subsidiaries) also contributed to CS Wireless (directly or by contribution of stock of subsidiaries) certain wireless cable television assets which, collectively with the Company's contributed assets, created a company with approximately 5.7 million line-of-sight households and approximately 58,500 subscribers as of February 29, 1996.

         In connection with the CS Wireless Transaction, the Company (or its contributing subsidiaries) received (i) shares of CS Wireless common stock constituting approximately 35% of the outstanding shares of CS Wireless common stock, (ii) approximately $28.3 million in cash paid at closing, (iii) a promissory note in the principal sum of $25.0 million payable on or before nine months from the closing and secured by proceeds of a contemplated issuance by CS Wireless of senior discount notes (which note has been prepaid) and (iv) a promissory note in the sum of $15.0 million payable 10 years from closing and prepayable from asset sales and certain other events. CS Wireless, CAI and the Company are in the process of completing certain post-closing net working capital calculations. Components of such calculations include the relative accounts payable, accounts receivable and related working capital assets of the contributed systems, the number of granted channels represented and actually contributed to CS Wireless for each market, the amount of any increase or decrease in the number of subscribers in each contributed system from the number of subscribers stated in the CS Wireless Participation Agreement and related factors. On November 8, 1996, CS Wireless made an initial payment of $5 million in cash to the Company that will be applied to the final amount owed to the Company pursuant to the CS Wireless Transaction. Following the completion of all calculations, additional payments of cash and/or shares of CS Wireless common stock are expected to be made to the Company by CS Wireless and/or CAI.

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

         On June 28, 1996, the Company acquired operating wireless cable systems in George West and Kingsville, Texas for $350,000 in cash and 126,601 unregistered shares of the Company's common stock.

         On July 10, 1996, the Company and American Telecasting, Inc. ("ATI") entered into an Agreement for Exchange of Assets (the "Exchange Agreement") in which the Company and ATI agreed to exchange certain wireless cable channel rights and related assets in South Dakota, Florida, Michigan and Illinois. Consummation of this exchange is expected to occur by December 31, 1996; however, the Exchange Agreement is subject to customary closing conditions. No assurance can be given that such conditions will be satisfied.

         On July 17, 1996, the Company consummated the sale of wireless cable channel rights in Adairsville, Powers Crossroads and Rutledge, Georgia to CS Wireless for total consideration of approximately $7.2 million in cash, resulting in a gain of $4.8 million.

         On August 15, 1996, the Company acquired an operating wireless cable system in Gainesville/Rosston, Texas for approximately $1 million in cash and $1.4 million in notes secured by the assets acquired.

         All acquisitions have been accounted for as purchases and operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

         Summarized below is the unaudited pro forma information for the nine months ended September 30, 1996 and 1995 as if the CableMaxx, AWS and Technivision Acquisitions, the CS Wireless Transaction, the Champaign Acquisition, the Falfurrias and George West acquisitions and the Company's investment in Wireless One, Inc. had been consummated as of the beginning of 1996 and 1995. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              1996              1995
                                                            --------          --------
                                                                   (UNAUDITED)
                       Revenues                             $ 41,300          $ 19,474
                       Net loss                              (25,853)          (12,269)

                       Net loss per common share            $  (1.32)         $  (0.66)

(5)      BTA Auction

         In March 1996, the Federal Communications Commission (the "FCC") concluded an auction for the award of initial commercial wireless cable licenses for 487 basic trading areas or "BTAs" and six additional BTA-like geographic areas around the country (the "BTA Auction"). The Company was the winning bidder in 93 BTAs at a total cost of approximately $19.8 million. Under the terms of the BTA Auction, the Company remitted a $1.0 million deposit at the commencement of the BTA Auction and, because the Company qualified as a "small business" for purposes of the BTA Auction, subsequently has been required to remit only 20% of the total committed amount (less the $1.0 million deposit), or approximately $3.0 million. The remaining 80% of the committed amount, or approximately $15.8 million, will be paid over a 10-year period commencing in the fourth quarter of 1996. The Company will be required to make quarterly interest-only payments for the first two years and quarterly payments of principal and interest over the remaining eight years. The interest rate related to this installment plan is equal to the 10-year U.S. Treasury rate at the time of the BTA authorization plus 2.5%.

         Pursuant to the CS Wireless Transaction, CS Wireless will reimburse the Company for all amounts paid in the BTA Auction relating to 12 BTAs awarded to the Company at a total cost of approximately $5.3 million. As of November 12, 1996, CS Wireless had reimbursed the Company approximately $1.1 million, representing all amounts paid by the Company in connection with the award of the 12 BTAs.

(6)      Subsequent Events

         On September 24, 1996, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 (Registration No. 333-12577) registering $15 million of 13% Series D Senior Notes due 2003 to be exchanged for $15 million of outstanding 13% Series C Senior Notes due 2003.

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Management believes that period-to-period comparisons of the Company's consolidated financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate, system launches and acquisitions during the periods presented.

Revenues. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming and equipment rental and, to a lesser extent, sales of receive-site equipment and towers to certain subscribers and service income. The Company's revenues for the third quarter of 1996 were $15.7 million, compared to $4.2 million for the third quarter of 1995, an increase of 274%. Revenues for the nine months ended September 30, 1996 were $39.0 million, versus $9.3 million for the comparable prior-year period, an increase of 319%. The increase in revenues for the third quarter and nine months ended September 30, 1996 over the comparable prior-year periods was primarily due to average subscribers increasing from 54,398 and 34,700 subscribers for the third quarter and nine months ended September 30, 1995 to 187,365 and 149,706 subscribers for the third quarter and nine months ended September 30, 1996. Average monthly revenues per subscriber were $28.08 and $28.92 for the third quarter and nine months ended September 30, 1996, compared to $30.07 and $29.75 for the comparable prior-year periods. The decrease in average monthly revenues per subscriber between the third quarter and nine months ended September 30, 1996 and the comparable prior-year periods was primarily due to an increase in multiple dwelling unit ("MDU") subscribers as a percentage of total subscribers. MDU subscribers typically generate lower average monthly revenue per subscriber than subscribers in single-family homes. At September 30, 1996, the Company had 207,295 subscribers versus 64,350 subscribers at September 30, 1995 and 167,430 subscribers at June 30, 1996. Approximately 96% of the subscriber increase from June 30, 1996 to September 30, 1996 was attributable to same-system growth during the period (net subscriber additions in the Company's systems in operation at June 30, 1996), 4% was attributable to three new systems launched during the period and less than one 1% was attributable to one operating system acquired during the period. The Company had 48 systems in operation at September 30, 1996 compared to 30 systems in operation at September 30, 1995. On August 15, 1996 the Company acquired the Gainesville, Texas operating system. This acquisition did not materially contribute to revenues during the third quarter of 1996. During the first and second quarters of 1996, the Company acquired the Champaign, Illinois and the Austin, Corpus Christi, Falfurrias/Kingsville, George West, Temple/Killeen and Waco, Texas operating systems, which contributed $9.7 million to revenues for the nine months ended September 30, 1996.

Systems Operations. Systems operations include programming costs, channel lease payments, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses which increase as the number of subscribers increase. Systems operations expense was $4.7 million for the third quarter of 1996, versus $ 1.3 million for the third quarter of 1995. For the nine months ended September 30, 1996, systems operations expense was $13.2 million, compared to $2.9 million for the comparable prior-year period. As a percentage of revenues, systems operations expense was 30% and 34% for the third quarter and nine months ended September 30, 1996 compared to 32% and 31% for the third quarter and nine months ended September 30, 1995. Systems operations expense as a percentage of revenues declined from the third quarter of 1995 to the third quarter of 1996, primarily due to lower programming costs as a percentage of revenues during the third quarter of 1996. The increase in systems operations expense as a percentage of revenues from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 was due to increased programming costs and channel lease expense.

Selling, General and Administrative. The Company has experienced increasing selling, general and administrative expenses ("SG&A") since its inception as a result of its increasing wireless cable activities and associated administrative costs, including costs related to opening and maintaining additional offices, additional accounting and support costs and additional compensation expense. SG&A was $9.6 million and $23.9 million for the third quarter and nine months ended September 30, 1996, compared to $2.8 million and $7.5 million for the comparable prior-year periods. The increases in SG&A during the periods presented are principally due to an increase in the Company's corporate and executive staff to support the Company's overall growth, including acquisitions and the development of new markets, increased advertising costs to support the Company's subscriber growth and, to a lesser extent, increased costs associated with property and casualty insurance, group health insurance and property taxes. As a percentage of revenues, SG&A was 61% for the third quarter and nine months ended September 30, 1996 compared to 67% and 80% for the third quarter and nine months ended September 30, 1995. SG&A expense as a percentage of revenues declined over the periods presented, primarily due to economies of scale resulting from SG&A covering a significantly larger subscriber and revenue base.

Depreciation and Amortization.   Depreciation and amortization expense includes
depreciation of systems and equipment and amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $8.5 million for the third quarter of 1996, compared to $2.0 million for the third quarter of 1995. Depreciation and amortization expense was $18.2 million for the nine months ended September 30, 1996, versus $4.0 million for the comparable prior-year period. The increase in depreciation and amortization expense during the periods presented was due to additional systems and equipment in connection with the launch of 13 systems (net of systems launched and subsequently disposed) from September 30, 1995 to September 30, 1996, increased amortization expense on license and leased license investment of systems in operation and excess of cost over fair value of net assets acquired related to the acquisition of wireless cable channel rights and the acquisition of eight operating systems (net of systems acquired and subsequently disposed) from September 30, 1995 to September 30, 1996.

Operating Loss. The Company generated operating losses of $7.2 million and $16.2 million for the third quarter and nine months ended September 30, 1996, compared to $1.9 million and $5.0 million for the comparable prior-year periods. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was $1.3 million for the third quarter of 1996, versus $54,000 for the third quarter of 1995. Consolidated EBITDA for the nine months ended September 30, 1996 was $1.9 million, compared to negative $1.1 million for nine months ended September 30, 1995. System-level EBITDA (earnings before interest, taxes, depreciation and amortization and corporate general and administrative expense) was $4.2 million for the third quarter of 1996, compared to $1.5 million for the third quarter of 1995, an increase of 180%. System-level EBITDA for the nine months ended September 30, 1996 was $10.2 million, versus $3.4 million for the comparable prior-year period, an increase of 200%. The increase in system-level EBITDA during the third quarter of 1996 was principally due to the Company having 40 EBITDA-positive systems for the third quarter of 1996, versus 15 EBITDA-positive systems for the third quarter of 1995. The increase in system-level EBITDA for the nine months ended September 30, 1996 was primarily due to the Company having 37 EBITDA-positive systems for the nine months ended September 30, 1996, compared to 14 EBITDA-positive systems for the comparable prior-year period. The increase in consolidated EBITDA over the periods presented was primarily attributable to the aforementioned increases in system-level EBITDA, partially offset by increases in SG&A. The increase in the Company's operating loss during the periods presented was primarily due to increased depreciation and amortization expense and SG&A, partially offset by increases in revenues.

Interest Income. Interest income was $1.4 million and $2.9 million for the third quarter and nine months ended September 30, 1996, versus $1.0 million and $2.0 million for the comparable prior-year periods. The increased interest income over the periods presented is due to higher average cash and cash equivalents and interest income on the $15.0 million note receivable from CS Wireless Systems, Inc. ("CS Wireless").

Interest Expense. The Company incurred interest expense of $5.4 million during the third quarter of 1996, compared to $4.5 million during the third quarter of 1995. Interest expense was $15.2 million for the nine months ended September 30, 1996, versus $8.9 million for the comparable prior-year period. The increase in interest expense over the periods presented is due to the Company's issuance of senior notes in April 1995 and March 1996. Interest expense for the third quarter and nine months ended September 30, 1996 included non-cash interest of $1.1 million and $3.2 million, related to interest on the Company's 9% Convertible Subordinated Discount Notes. Interest expense for the third quarter and nine months ended September 30, 1995 included non-cash interest of $0.9 million and $2.7 million, related to interest on the Company's 9% Convertible Subordinated Discount Notes.

Equity in Losses of Affiliates. The Company had equity in losses of affiliates of $6.0 million for the third quarter of 1996. For the nine months ended September 30, 1996, the Company had equity in losses of affiliates of $12.7 million, versus $0.1 million for the comparable prior-year period. Equity in losses of affiliates for the third quarter and nine months ended September 30, 1996 represent losses from Wireless One, Inc., in which the Company holds an approximate 21% interest, and CS Wireless, in which the Company holds an approximate 35% interest. The Company acquired its equity interest in CS Wireless on February 23, 1996. Equity in losses of affiliates for the nine months ended September 30, 1995 represent losses from RuralVision Joint Venture in which the Company held a 50% interest. The Company ceased to be a joint venturer in RuralVision Joint Venture during May 1995.

Other Income (Expense). Other income (expense) is comprised of gain on the sale of assets and other non-operating income, offset by minority interests in the net earnings of subsidiaries, dividends on preferred stock of certain subsidiaries and other non-operating expenses. The Company had other income of $4.8 million and $5.3 during the third quarter and nine months ended September 30, 1996, versus other expense of $0.5 million for the third quarter and nine months ended September 30, 1995. Other income during the third quarter and nine months ended September 30, 1996 represents gain on the sale of the Flippin, Tennessee market in May 1996 and the sale of three Georgia markets in July 1996. Other expense during the third quarter and nine months ended September 30, 1996 primarily represents non-operational settlement charges between the Company and an unaffiliated party.

Income Tax Benefit. The Company recognized income tax benefits related to the Company's net losses for the third quarter and nine months ended September 30, 1996 of $6.9 million and $11.8 million, versus $0.4 million and $1.3 million for the third quarter and nine months ended September 30, 1995. The Company recognizes income tax benefits to the extent of future reversals of existing taxable temporary differences.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $5.4 million, or $0.28 per share, during the third quarter of 1996, versus $5.5 million, or $0.44 per share, during the third quarter of 1995. For the nine months ended September 30, 1996, the Company incurred net losses of $24.1 million, or $1.33 per share, compared to $11.2 million, or $0.96 per share, for the comparable prior-year period. Although the Company's total revenues and system-level EBITDA significantly increased during the third quarter and nine months ended September 30, 1996 over the comparable prior-year periods, due to increased SG&A, depreciation and amortization expense, equity in losses of affiliates and interest expense, the Company's net losses increased over the periods presented. The Company expects to continue to incur net losses throughout 1996 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The wireless cable television business is a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. To date, the primary sources of capital for the Company have been from the sale of the Company's common stock, debt financings and the sale of wireless cable channel rights that are not part of the Company's strategic plan. The Company intends to expand its 48 existing systems, continue to launch additional wireless cable systems and lease or otherwise acquire channel rights in various markets.

The Company estimates that a launch of a wireless cable system in a typical market will involve the initial expenditure of approximately $0.5 million to $0.9 million for wireless cable system transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower, and incremental installation costs of approximately $400 per subscriber for equipment, labor, overhead charges and direct commission. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

Net cash used in operating activities during the nine months ended September 30, 1996 was $10.1 million, versus $2.4 million for the comparable prior-year period. The increase in cash consumed by operations for the nine months ended September 30, 1996 was primarily due to increased systems operations expense, SG&A and interest expense. These uses of cash were partially offset by a 319% increase in revenues for the nine months ended September 30, 1996, as compared to the comparable prior-year period.

Net cash provided by investing activities was $1.1 million during the nine months ended September 30, 1996, versus net cash used in investing activities of $67.7 million during the nine months ended September 30, 1995. Cash used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights, partially offset by the sale of wireless cable channel rights that are not part of the Company's strategic plan. In addition, cash provided by/used in investing activities includes purchases and sales of debt securities which represent proceeds from the sale of 13% Series B Senior Notes due 2003 and 13% Series C Senior Notes due 2003 placed in escrow for the semi-annual payment of interest. During the nine months ended September 30, 1996, cash provided by investing activities included the receipt of approximately $53.3 million in cash from CS Wireless in connection with the Company's contribution of wireless cable assets to CS Wireless, and $23.8 million from the sale of wireless cable channel rights, including the Memphis and Flippin, Tennessee, Los Angeles, California and Adairsville, Powers Crossroads and Rutledge, Georgia markets. These sources of cash were partially offset by Company's acquisition of the Champaign, Illinois and Gainesville, Texas operating systems, payments related to the Federal Communications Commission's "Basic Trading Area" auction and out-of-pocket expenses related to the acquisition of the businesses of CableMaxx, Inc., assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associated #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. (collectively the "CableMaxx, AWS and Technivision Acquisitions"). During the nine months ended September 30, 1995, cash used in investing activities also included the Company's investments in RuralVision Joint Venture, the acquisition of the Lubbock, Texas operating system and the acquisition of the Tulsa, Oklahoma market. These uses of cash were partially offset by the sale of wireless cable channel rights in five markets.

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 1996, versus $95.2 million for the comparable prior-year period. Cash provided by financing activities during the nine months ended September 30, 1996 primarily represents the net proceeds from the Company's sale of 13% Series C Senior Notes due 2003, partially offset by payments on long-term debt assumed in the CableMaxx, AWS and Technivision Acquisitions. Cash provided by financing activities during the nine months ended September 30, 1995 principally represents the net proceeds from the sale of 13% Series B Senior Notes due 2003.

Due to the above-discussed factors, at September 30, 1996, the Company had $15.1 million of cash-on-hand, compared to $23.1 million at December 31, 1995. On November 8, 1996, CS Wireless made an initial payment of $5.0 million in cash to the Company that will be applied to the final amount owed to the Company associated with certain post-closing net working capital calculations under the CS Wireless Participation Agreement. In addition, on November 14, 1996, a subsidiary of the Company entered into a letter agreement with two lending institutions for a $25.0 million senior secured revolving credit facility (the "Bank Facility"). Outstanding borrowings under the Bank Facility will bear interest, payable quarterly, at the banks' base rate plus 2% per annum or at the reserve adjusted Euro-Dollar rate plus 3% per annum. The Bank Facility will be on a fully revolving basis for one year with all outstanding borrowings due and payable in November 1997. The Company will pay an annual commitment fee of 0.50% per annum on the unused portion of the Bank Facility. The total amount of the Bank Facility will be subject to certain limitations. Borrowings under the Bank Facility will be secured by substantially all of the Company's assets and stock in the Company's subsidiaries, and will be guaranteed by the Company. The Bank Facility will contain certain restrictive covenants that, among other things, will require the Company to satisfy certain financial ratios and limit the ability of the Company and its subsidiaries to pay dividends, repurchase Company capital stock and incur additional indebtedness. Although the Company expects to consummate the Bank Facility by November 30, 1996, the Bank Facility is subject to the execution of a definitive agreement and customary closing conditions. No assurance can be given that such definitive agreement will be executed or that such conditions will be satisfied.

On October 29, 1996, the Company initiated a solicitation of consents (the "Consent Solicitation") from the holders of the $115 million principal aggregate amount of 13% Series B Notes due 2003 and 13% Series C Notes due 2003 (collectively, the "Original Notes") to amend certain provisions of the indentures governing the Original Notes (the "Indentures") to permit the Company to issue debt securities in an aggregate principal amount of up to $125.0 million and expected to mature in 2004 (the "New Notes") and to amend certain definitions and covenants in the Indentures, which imposed restrictions on the Company's ability to pursue certain additional financing and investment opportunities. The aforementioned amendments to the Indentures are referred to herein as the "Proposed Amendments."

On November 13, 1996 (the original expiration date of the Consent Solicitation), the Company extended the Consent Solicitation. Although the Company anticipates that the Proposed Amendments will be approved by at least a majority in aggregate principal amount of the Original Notes, which will enable the Company to issue the New Notes, there can be no assurance that the Proposed Amendments will be approved by the holders of the Original Notes or that the Company will be successful in consummating the issuance of the New Notes. In the event that the Proposed Amendments are not approved or the issuance of the New Notes is not consummated, the Company plans to immediately pursue alternative debt, preferred stock or equity financings, or a combination thereof, that will not require consent from the holders of the Original Notes.

Although the Company recently has experienced positive consolidated EBITDA, it does not expect that cash-on-hand combined with operating cash flow will be sufficient to fund system development and expansion of existing and future operating markets at least through the end of 1997. Until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external resources of funding to satisfy its capital needs. Under its current plans, the Company expects that it will incur capital expenditures of approximately $110.0 million for the remainder of 1996 and 1997 for system construction, development, launch and expansion activities. The Company currently expects to launch an aggregate of approximately 23 to 28 systems for the remainder of 1996 and 1997. Notwithstanding potential acquisitions, the Company believes that its cash-on-hand, together with cash flow from operations, the availability of funds under the Bank Facility and the aggregate net proceeds from the New Notes offering or, in lieu of the New Notes offering, other debt, preferred stock or equity financings, or a combination thereof, will be sufficient to meet its expected capital needs at least through the end of 1997.

As a result of the Original Notes offering, the Bank Facility and the possible incurrence of additional indebtedness, including the New Notes offering, or alternative financing, the Company will be required to satisfy certain debt service requirements. Following the disbursement in April 1997 of all of the funds in the escrow account established in connection with the Indentures, a substantial portion of the Company's cash flow will be devoted to debt service on the Original Notes and on the New Notes, if consummated. The ability of the Company to make payments of principal and interest will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments then due on the Original Notes or any other existing or future indebtedness of the Company, including indebtedness incurred to the FCC in connection with the BTA Auction, the Bank Facility and the New Notes, if consummated. If the Company is unable to make interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness.

The Company expects to continue to incur significant capital expenditures in 1998 and beyond in connection with its system construction, development, launch and expansion activities. These activities may be financed in whole or in part directly by the Company and/or by its existing or future subsidiaries, through debt or equity financings, joint ventures or other arrangements. As in the past, the Company may also finance its system construction, development, launch and expansion activities or the acquisition of additional markets through the sale and/or exchange of its existing portfolio of wireless cable channel rights. Although the Company believes that cash provided by operating activities, the sale of wireless cable channel rights that are not a part of the Company's current strategic plan and proceeds from additional public or private debt or equity offerings will be sufficient for the Company to complete its planned system construction, development, launch and expansion activities in 1998 and beyond, there can be no assurance that the Company will achieve positive cash flow from operations, that the Company will consummate the sale of certain wireless cable channel rights or that sufficient debt or equity financing will be available on satisfactory terms and conditions, if at all. Failure to obtain such additional funds could adversely affect the growth and cash flow of the Company.

FUTURE OPERATING RESULTS; FORWARD LOOKING STATEMENTS

The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the successful launch of systems in new markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (iv) government regulation, including FCC regulations, (v) the Company's dependence on channel leases, (vi) the successful integration of future acquisitions and
(vii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

The Company expects to continue its subscriber growth and launch additional systems. Increases in revenues and subscribers are anticipated for the remainder of 1996 and 1997; however, the rate of increase cannot be estimated with precision or certainty. Heartland believes that SG&A and depreciation and amortization expense will continue to increase to support overall growth.

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

ITEM 5.  OTHER INFORMATION

The Company has executed a letter of intent to acquire two operating wireless cable operating systems in Oklahoma. In addition, the Company has reached an agreement in principle to acquire one operating wireless cable system in Iowa and wireless cable assets in Nebraska, Minnesota and Montana. In addition, the Company has entered into a definitive agreement to sell wireless cable assets in one market in New Hampshire. Each agreement for the markets to be acquired and divested are subject to customary closing conditions. The Company anticipates that these agreements will be consummated on or before January 31, 1997, although there can be no assurance that any of these transactions will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

* 27     Financial Data Schedule

---------
*Filed herewith.

         (B)     REPORTS ON FORM 8-K

None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 1996        HEARTLAND WIRELESS COMMUNICATIONS, INC.



                                 By:    /s/ John R. Bailey
                                    ----------------------------------------
                                     John R. Bailey
                                     Senior Vice President-Finance and Chief
                                     Financial Officer
                                     (Principal Financial Officer)

                               Index to Exhibits


Exhibit
Number           Description
-------          -----------

27               Financial Data Schedule