Form 10-K
period 1996-12-31
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1997-03-31
CIK 917707

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996
                                 -----------------
                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________ to _____________

                       Commission File Number 0-23694
                                              -------


                   HEARTLAND WIRELESS COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)


                  Delaware                           73-1435149
       -------------------------------                ----------
       (State or other jurisdiction of             (I.R.S. employer
        incorporation or organization)             identification no.)


     200 Chisholm Place, Suite 200, Plano, Texas            75075
     -------------------------------------------            -----
      (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code:  (972) 423-9494
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $32,098,816, based on the closing price of the registrant's common stock, $.001 par value per share (the "Common Stock"), on March 25, 1997, as reported on the Nasdaq Stock Market's National Market.

     The number of outstanding shares of Common Stock as of March 25, 1997, was 19,587,715.

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 16, 1997, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

                    HEARTLAND WIRELESS COMMUNICATIONS, INC.

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS



                                     PART I


                                                                                                         PAGE
                                                                                                         ----
Item 1.   Business......................................................................................   3
Item 2.   Properties....................................................................................  18
Item 3.   Legal Proceedings.............................................................................  18
Item 4.   Submission of Matters to a Vote of Security Holders...........................................  18

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................  19
Item 6.   Selected Financial Data.......................................................................  19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........  20
Item 8.   Financial Statements and Supplementary Data...................................................  28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  29

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............................................  29
Item 11.  Executive Compensation........................................................................  29
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................  30
Item 13.  Certain Relationships and Related Transactions................................................  30

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  30

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

     Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems, primarily in small to mid-size markets located in the central United States. At December 31, 1996, the Company had wireless cable channel rights in 95 markets representing approximately 10.3 million households, approximately 9.3 million of which the Company believes can be served by line-of-sight ("LOS") transmissions (which generally require a direct, unobstructed transmission path from the central transmitting antenna to the antenna located on the subscriber's premises).

     At December 31, 1996, pro forma for the acquisition of two operating systems consummated in January 1997 and including one operating system managed by the Company, the Company's 95 markets included 56 markets in which the Company has systems in operation (the "Existing Systems") and 39 future launch markets in which the Company has aggregated sufficient wireless cable channel rights to commence construction of a system or the Company has leases with or options from applicants for channel licenses that the Company expects to be granted by the Federal Communications Commission (the "FCC"). At December 31, 1996, the Existing Systems were providing wireless cable service to approximately 181,400 subscribers using the Company's new method for reporting subscribers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Changes in Method for Reporting Subscribers; Write-Offs."

     The Company generally targets small to mid-size markets with significant numbers of LOS households that are unpassed by traditional hard-wire cable. Many of these households, particularly in rural areas, have limited access to local off-air VHF/UHF channels (such as ABC, NBC, CBS and Fox), and typically do not have access to pay television service except via satellite receivers.
As a result, the Company believes that its wireless cable television service is an attractive alternative to existing choices for such households. The Company estimates that, within its 95 wireless cable markets, approximately 20%-40% of the line of sight households are unpassed by traditional hard-wire cable systems.

     Wireless cable programming is transmitted through the air via microwave frequencies from a transmission facility to a small receiving antenna at each subscriber's location, which generally requires a direct, unobstructed line-of-sight from the transmission facility to the subscriber's receiving antenna, by utilizing up to 195 megahertz ("MHz") of radio spectrum allocated by the FCC for ITFS and MDS service (each as defined herein), both of which comprise the spectrum used for providing commercial wireless cable service.
See "Business--Regulatory Environment." Traditional hard-wire cable systems also transmit signals from a transmission facility, but deliver the signal to a subscriber's location through an extensive network of coaxial cable and amplifiers. Because wireless cable systems do not require such an extensive cable network, wireless cable operators such as the Company can provide subscribers with a high quality picture and a reliable signal resulting in fewer transmission disruptions at a lower system capital cost per installed subscriber than traditional hard-wire cable systems.

     Like traditional hard-wire cable system operators, the Company can offer its subscribers local off-air VHF/UHF channels from ABC, NBC, CBS and Fox affiliates, as well as HBO, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, Discovery, the Nashville Network, A&E and other programming services. The channels that the Company offers in each market will vary depending upon the channel rights secured in such market at the time of system launch. In addition, the available channels in a market will typically change as the Company continues to acquire channel rights.

     The executive offices of the Company are located at 200 Chisholm Place, Suite 200, Plano, Texas 75075, and the telephone number of the executive offices is (972) 423-9494. The Company's operations and marketing headquarters are based in Durant, Oklahoma. Unless the context otherwise requires, all references in this Form 10-K to the Company refer collectively to Heartland Wireless Communications, Inc., its predecessors and its majority-owned subsidiaries.

CABLE INDUSTRY OVERVIEW

     Cable Television Industry. The cable television industry began in the late 1940s and 1950s to serve the needs of residents in predominantly rural areas with limited access to local off-air VHF/UHF broadcasts. The cable television industry expanded to metropolitan areas due to, among other things, better reception and more programming. Today, cable television systems offer various types of programming, which generally include basic service, premium service and, in some instances, pay-per-view service.

     A traditional cable television customer generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to customers, with discounts generally available to customers receiving multiple premium services. Monthly service fees for basic, enhanced basic and premium services constitute the major source of revenue for cable television systems. Converter rentals, remote control rentals, installation charges and reconnect charges for customers who were previously disconnected are also included in a cable television system's revenues, but generally are not a major component of such revenues.

     Wireless Cable Industry Background. Initially, most cable systems were hard-wire systems, using coaxial cable and amplifiers to transmit television signals. In 1983, the FCC allocated a portion of the radio spectrum from 2500 to 2700 MHz, which previously had been allocated entirely for educational use, to commercial wireless cable operation. Simultaneously, the FCC also modified its rules on the usage of the remaining portion of such spectrum allocated for educational use to permit ITFS licensees to lease excess capacity to commercial operators.

     Like a traditional hard-wire cable system, wireless cable operates from a transmission facility ("head-end"), consisting of satellite reception and other equipment necessary to receive the desired programming. Programming is then transmitted by microwave transmitters from an antenna located on a tower to a small receiving antenna located on a subscriber's rooftop. At the subscriber's location, the microwave signals are converted to frequencies that can pass through conventional coaxial cable into an addressable descrambling converter located on top of a television set. Wireless cable requires a clear line-of-sight, because the microwave frequencies used will not pass through large trees, hills, tall buildings or other obstructions. However, many signal blockages can be overcome with the use of signal boosters which retransmit an otherwise blocked signal over a limited area.

     The Company believes that its coverage ultimately will be further enhanced upon the implementation of digital technology. Currently, wireless cable companies can offer up to 33 analog channels of programming. The ability to offer substantially more programming utilizing existing wireless channel capacity is dependent on effectively applying digital technology, which is a technology whereby one analog channel is compressed such that the same 6 MHz of spectrum can transmit six or more channels. FCC approval is required before the Company's wireless cable systems can be converted to digital technology. The FCC issued a Declaratory Ruling in July 1996 which effectively established interim rules to govern the transition from analog to digital technology and authorized wireless cable operators to file minor modifications to existing systems to specify digital operation. The FCC has yet to commence a rulemaking proceeding to adopt permanent rules. There can be no assurance as to what permanent rules and policies the FCC will adopt to govern the use of digital technology, when such rules and policies will be adopted, or the Company's ability to comply with those rules and policies. It is expected that digital technology will be commercially available sometime in 1997. It is also expected that the cost of digital equipment will materially exceed the cost of analog equipment. There can be no assurance, however, that digital converter boxes and other equipment necessary to implement digital technology, including satellite delivery of digital signals, will be available on this timetable or that digital technology can be successfully deployed.

     The Company believes that conversion to a fully digital system would require a significant investment in capital and time. As a result, conversion from current analog technology to a digital technology will not take place in all markets simultaneously, if at all. Whether the Company elects to implement digital technology, if and when available, will depend upon a number of factors including equipment costs, required staffing levels, possibility of subscriber growth and numerous competitive factors. Nonetheless, the Company does not believe that it will be required to convert from analog to digital technology in most of its markets in the near future because of the size of these markets and nature of competitive pressures in such markets.

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

     The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; accordingly, there is no need to make use of utility poles or dedicated easements or other public rights-of-way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hard-wire cable operators, they do not have to pay local franchise fees. Recently, legislation has been introduced in some states, including Illinois, Maryland, Pennsylvania and Virginia, to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. Similar legislation might be introduced in several other states. While the proposals vary among states, the bills all would require, if passed, as much as 5.0% of gross receipts to be paid by wireless distributors to local authorities. Efforts are underway by the industry trade association to preempt such state taxes through federal legislation. In addition, the industry is opposing the state bills as they are introduced, and, in Virginia, it has succeeded in being exempted from the video tax that was eventually enacted into law. However, it is not possible to predict whether new state laws will be enacted which impose new taxes on wireless cable operators. The imposition of a gross receipts tax on the Company could have a material adverse effect on the Company's business.

     In the nation's 50 largest metropolitan markets, 33 channels are available for wireless cable (in addition to local off-air VHF/UHF broadcast channels that are not retransmitted over the microwave channels). In the Company's markets, 32 channels are available for wireless cable (in addition to local off-air VHF/UHF broadcast channels that are not retransmitted over the microwave channels), 12 of which can be licensed to for-profit entities such as the Company for full-time usage without programming restrictions ("MDS" channels). Except in limited circumstances, the other 20 wireless cable channels can generally only be licensed to qualified non-profit educational organizations, and, in general, each must be used a minimum of 20 hours per week per channel for educational programming ("ITFS" channels). The remaining excess air time on an ITFS channel may be leased to wireless cable operators for commercial use, without further programming restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Certain programs (e.g., The Discovery Channel and A&E) qualify as educational and thereby facilitate full-time usage of an ITFS channel by commercial wireless cable operators. Additionally, a technique known as "channel mapping" permits ITFS licensees to meet their minimum educational programming requirements by transmitting educational programming over several ITFS channels at different times, but the viewer sees the transmission as one channel. In addition, lessees of ITFS excess air time, including the Company, generally have the right to transmit to their subscribers the educational programming provided by the lessor at no incremental cost. In 1994, the FCC amended its rules to permit "channel loading." Channel loading permits ITFS license holders to consolidate their educational programming on one or more of their ITFS channels thereby providing wireless cable operators leasing such channels, including the Company, with greater flexibility in their use of ITFS channels. The remaining 12 wireless cable channels (commonly referred to as MDS or commercial channels) available in most of the Company's markets are made available by the FCC for full-time commercial usage without programming restrictions. The FCC's allocation of frequencies to wireless cable is subject to change and in the future the FCC might propose to alter the present wireless cable allocation to provide a portion of the spectrum for other emerging technologies. The Company believes that if any such action were taken to reallocate any of the current wireless cable spectrum, the FCC would allocate substitute frequency rights to the wireless cable industry or provide other concessions.

     In 1985, the FCC established a lottery procedure for awarding MDS licenses. In 1990, the FCC established a filing "window" system for new multichannel MDS ("MMDS") applications. The FCC's selection among more than one acceptable MMDS application filed during the same filing window was determined by a lottery. Generally, once an MMDS application was selected by the FCC and the applicant resolved any deficiencies identified by the FCC, a conditional license was issued, allowing construction of the station to commence. Construction generally must be completed within one year of the date of grant of the conditional license, in the case of MMDS channels, or 18 months, in the case of ITFS channels. ITFS and MMDS licenses generally have terms of 10 years. Licenses must be renewed and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of an MMDS conditional license or of a controlling interest in the conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of an MMDS license holder's spectrum capacity to a third party and the granting of options to purchase a controlling interest in a license once the required license holding period has lapsed and certain other conditions are met. During the lifetime of any such lease or option agreement, the licensee must remain in control of its FCC license to avoid violating FCC transfer of control rules. Where two or more ITFS applicants file applications for the same channels and the proposed facilities could not be operated without impermissible interference, the FCC employs a set of comparative criteria to select from among the competing applicants.

     The FCC has concluded its auction ("BTA Auction") of available commercial wireless cable spectrum in 487 "Basic Trading Areas" ("BTAs") and six additional BTA-like geographic areas around the country. The winner of a BTA has the right to develop the available MDS frequencies throughout the BTA, consistent with certain specified interference criteria that protect existing ITFS and MDS channels. Existing ITFS and MDS channel rights holders also must protect the BTA winner's spectrum from interference caused by power increases or tower relocations. The Company was the winning bidder in 93 BTAs at a total cost of approximately $19.8 million. Under the terms of the BTA Auction, the Company remitted a $1.0 million deposit at the commencement of the BTA Auction and subsequently has remitted 20% of the total committed amount (less the $1.0 million deposit), or approximately $3.0 million, as down payments. The remaining 80% of the committed amount, or approximately $15.8 million, bears interest at 9.5% and will be paid over a 10-year period that began in the fourth quarter of 1996 (the "BTA Obligation"). The Company will be required to make quarterly interest-only payments for the first two years and quarterly payments of principal and interest over the remaining eight years. CS Wireless Systems, Inc. ("CS Wireless"), of which the Company owns approximately 34% of the outstanding common stock, will reimburse the Company for all amounts paid in the BTA Auction relating to 12 BTAs at a total cost of approximately $5.3 million, of which $1.1 million had been reimbursed as of December 31, 1996. The Company had certain post-auction filing obligations including, but not limited to, applications that propose new transmission facilities, exhibits concerning its involvement in bidding consortia, and its plans to build-out two-thirds of the market over a five-year period. The Company has made its initial filing in each of the 93 BTAs for which the Company was the winning bidder. As of March 27, 1997, the FCC had not denied any of the Company's post-auction filings.
Due to the unique nature of the BTA Auction, there is no prior regulatory history regarding the scope and nature of the information the FCC will require, or how the FCC will treat the information.

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

     The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of channels operating with common technical characteristics. In order to commence operations in many of the Company's future launch markets, the Company has filed or will be required to file applications with the FCC to modify licenses for unbuilt stations. In applying for these modifications, the Company must demonstrate that its proposed signal does not violate interference standards in the FCC-protected area of another wireless cable channel license holder. A wireless cable license holder generally is protected from interference from another wireless cable operator within a 35-mile radius of the transmission site. An ITFS license holder is entitled to protection to all of its receive sites, but is only entitled to be awarded a 35-mile protected service area during excess capacity use by a wireless cable operator. In addition, modifications submitted after the BTA Auction are required to protect auction winners from interference. If such changes would cause the Company's signal to cause interference in the FCC-protected service area of another wireless cable channel license holder, the Company would be required to obtain the consent of such other license holder; however, there can be no assurance that such consent would be received and the failure to receive such consent could adversely affect the Company's ability to serve the affected market.

     On February 19, 1997 the FCC issued a Report and Order ("WCS Order") in which the FCC reallocated the frequency ranges of 2310-2320 MHz and 2345-2360 MHz (2.3 GHz band) on a primary basis for "wireless communications service," or "WCS," including wireless Internet services and local loop connections. These frequency ranges fall between the MDS and ITFS frequencies used by wireless cable operators. The FCC intends to auction the WCS spectrum in April 1997.
The Company believes that, because of the location of the reallocated WCS spectrum and the unregulated signal power level currently authorized for WCS, the use of WCS spectrum could cause interference with the Company's wireless cable channels without appropriate modifications to or replacement of its downconverters to eliminate such interference. The Wireless Cable Association ("WCA") filed a Petition for Expedited Reconsideration of the WCS Order on March 10, 1997 requesting the FCC to reconsider its decision not to impose a power limitation on WCS licensees. The Wireless Cable Association also filed an Emergency Motion for Stay on March 10, 1997 requesting the FCC to temporarily stay the WCS spectrum auction until the FCC considers fully the WCA's Petition for Reconsideration of the WCS Order. In addition, the Company believes that the majority of its rural markets will not be affected in the near future by WCS interference; however, there can be no assurance that either the WCA's or other challenges to the WCS Order will be successful or that certain of the Company's markets will not experience significant interference from WCS operators.

     In addition, wireless cable operators have experienced interference from operators of personal communications systems, or PCS, because of proximity to PCS substations and the orientation of individual receive sites. To date, the Company has not experienced significant interference from PCS operators and currently does not expect significant interference in the majority of its markets. However, there can be no assurance that the Company will not experience significant PCS interference in the future in certain markets.

     The Cable Act. On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"), which imposes greater regulation on traditional hard-wire cable operators and permits regulation of prices in areas in which there is no "effective competition." Pursuant to the Cable Act, the FCC, among other things, adopted comprehensive new federal standards for local regulation of certain rates charged by traditional hard-wire cable operators. The Cable Act also provides for deregulation of traditional hard-wire cable in a given market when other multi-channel video providers serve, in the aggregate, at least 15% of the cable franchise area. Rates charged by wireless cable operators, typically already lower than traditional hard-wire cable rates, are not subject to regulation under the Cable Act.

     Under the retransmission consent provisions of the Cable Act and the FCC's implementing regulations, all multi-channel video providers (including both hard-wire and wireless cable) seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. Hard-wire cable systems, but not wireless cable systems, are required under the Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals. Oral argument was recently heard in the Supreme Court in a case challenging the "must carry" provisions of the Cable Act. If the challenge is successful and "must carry" is overturned, the retransmission consent requirement would remain in effect and will be negotiated by all broadcasters.

     The 1996 Telecommunications Act. In February 1996, the Telecommunications Act of 1996 (the "1996 Telecommunications Act") was enacted. Pursuant to the 1996 Telecommunications Act, all cable programming service tier rate regulation will be eliminated after three years. In addition, for "small systems" (as defined in the 1996 Telecommunications Act) and under certain other circumstances, including cases where a cable system faces "effective competition," such rate regulation will be eliminated immediately. Until these sunset provisions go into effect, hard-wire cable operators will continue to be subject to rate regulations. The 1996 Telecommunications Act removes certain barriers to investment by telephone companies in hard-wire cable companies.
The legislation lifts the current statutory cross-ownership ban contained in the Communications Act, which prevents a telephone company from using hard-wire facilities to provide cable television service to the same community where it provides telephone service. The statutory ban was never applied to a telephone company's investment in wireless cable. Telephone companies operating in the markets serviced by the Company were legally permitted to build, lease or purchase hard-wire cable systems and become competitors of the Company. Although the 1996 Telecommunications Act offered specific benefits and relief to the wireless cable industry including: (1) clarifying that wireless cable operators are not "common carriers" and therefore not subject to a number of regulations governing such licensees, and (2) directing the FCC to implement rules preempting municipalities' or local governments' regulations restricting wireless cable reception antennae, including restrictions of homeowners associations, the Company is currently unable to predict what effect these regulations may have on the Company. Direct broadcast satellite operators were afforded relief under the legislation in the form of an exemption from local taxes on their service. Wireless cable operators did not receive such an exemption; however, the wireless cable industry has continued to lobby Congress for a similar exemption.

     While current FCC regulations are intended to promote the development of a competitive multichannel video programming industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the industry as a whole and on the Company in particular. In addition, a number of legal challenges to the Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could substantially increase the Company's operating costs, make some programming unavailable to the Company and otherwise have a material adverse effect on the wireless cable industry as a whole or the Company in particular. Other aspects of the Cable Act that have been challenged, the outcome of which could adversely affect the Company and the wireless cable industry in general, include the Cable Act's provisions governing rate regulation. The Cable Act empowered the FCC to regulate the subscription rates charged by traditional hard-wire cable operators. As described above, the FCC issued rules requiring such cable operators, under certain circumstances, to reduce the rates charged for basic services by 17%. The Cable Act also empowered the FCC to establish certain minimum customer service standards to be maintained by traditional hard-wire cable operators. These standards include prompt responses to customer telephone inquiries, reliable and timely installations and repairs and readily understandable billing practices. Should these provisions withstand court and regulatory challenges, the extent to which wireless cable operators may continue to maintain an advantage over traditional hard-wire cable operators in price and customer service practices could be diminished.

     Other Regulations. Because the vast complex of coaxial cable utilized by traditional hard-wire cable operators requires a "right of way" to cross municipal streets, such operators must acquire a municipal franchise and pay municipal franchise fees. Because wireless cable uses FCC approved frequencies, it does not require a municipal right of way. Accordingly, wireless cable operators are not subject to those franchise fees. Traditional hard-wire cable operators are also required to set aside public access channels for municipal and local resident use. Wireless cable operators are not subject to these or other franchise requirements.

     Wireless cable license holders are subject to regulation by the FAA with respect to the construction, maintenance and lighting of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

AVAILABILITY OF PROGRAMMING

     General. Once a wireless cable operator has obtained the right to transmit programming over specified frequencies, the operator must then obtain the right to use the programming to be transmitted. Currently, with the exception of the retransmission of off-air VHF/UHF broadcast signals, programming is made available in accordance with contracts with program suppliers under which the system operator pays a royalty based on the number of subscribers receiving service each month. Individual program pricing varies from supplier to supplier; however, more favorable pricing for programming is generally afforded to operators with larger subscriber bases. The Company, Wireless One, Inc. ("Wireless One"), CAI Wireless Systems, Inc. ("CAI") and CS Wireless recently formed a cooperative organization to obtain volume-based programming contracts at a discount from rates currently paid by each of the parties. There can be no assurances that the cooperative will achieve such discounts. The likelihood that program material will be unavailable to the Company has been significantly mitigated by the Cable Act and various FCC regulations issued thereunder which, among other things, impose limits on exclusive programming contracts and prohibit cable programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. Only a few of the major cable television programming services carried by the Company are not currently directly owned by vertically integrated multiple cable system operators and the Company historically has not had difficulty in arranging satisfactory contracts for these services. The basic programming package offered in each of the Existing Systems is comparable to that offered by the local traditional hard-wire cable operators. However, several of such local traditional hard-wire cable operators currently offer more premium, pay-per-view and public access channels than the Company.

     Copyright. Under the Federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act of 1976 (the "Copyright Act"), certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports and the payment of certain fees set by copyright arbitration royalty panels.

     Wireless cable operators may rely on Section 111. In 1994, Congress enacted legislation that clarified the ability of wireless cable operators to obtain the benefit of the compulsory copyright license. Periodically, Congress has considered proposals to phase out the compulsory license. Congress has requested the U.S. Copyright Office to hold a public hearing on the issue of compulsory license. That hearing currently is scheduled for May 1997. Because the Existing Systems retransmit only a limited number of broadcast channels, the Company does not believe that the termination of the compulsory copyright license would have a material adverse effect on the Company.

     Effective October 6, 1993, broadcasters (other than superstations) could require that cable operators obtain their consent before retransmitting off-air VHF/UHF broadcasts. The FCC has exempted wireless cable operators from the retransmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable operators must obtain consent to retransmit broadcast signals. The Company has obtained such consents in each of its Existing Systems where the Company is retransmitting broadcast signals on a wireless cable channel. Such consents will be required in the Company's other markets. There can be no assurance that the Company will be able to obtain such consents on terms satisfactory to the Company, if at all.

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

     Compression. Several decoder manufacturing companies are developing digital compression technology, which would allow several programs to be carried in the amount of bandwidth where only one program is carried now. Manufacturers have projected varying compression ratios for future equipment, with estimates ranging from 6-to-1 to 10-to-1. The Company believes compression technology, allowing six to 10 channels within one 6-MHz bandwidth, will be commercially available sometime in 1997. It is generally expected that the intended use for this expanded channel capacity would be for pay-per-view video services. Wireless cable companies will be able to use digital compression technology through upgraded set-top converters. The Company believes traditional hard-wire cable companies will be required to expend significant funds on upgrading current systems in order to utilize digitally-compressed signals.

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

     Internet and the World Wide Web. Certain hard-wire cable operators have announced their intentions to introduce cable modems that would connect to the Internet and the World Wide Web at significantly higher bandwidths than currently offered over conventional telephone lines. In addition, several multimedia and Internet software and access providers plan to develop rich multimedia content to be distributed over the Internet, such as digital audio and video, interactive home shopping and video games, as high-bandwidth Internet connections become widely available. Certain wireless cable operators have successfully tested wireless cable modems that connect to the Internet at speeds equal to or greater than hard-wire cable modems and T-1 telephone lines. The Company has no immediate plans to introduce wireless Internet access products and services in its markets; however, the Company believes that it will be able to offer high-speed Internet access service as products and services and market demand require high-bandwidth Internet access service.

COMPETITION

     In addition to competition from established traditional hard-wire cable systems, wireless cable operators face competition from a number of other sources, including potential competition from emerging trends and technologies in the pay television industry, some of which are described below.

     Direct Broadcast Satellite ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. DBS cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-air receive antennae. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. Several DBS services currently are available throughout the Company's markets, and more are expected to be launched in 1997. DBS currently has approximately 4.5 million subscribers. The Company does not currently experience, and does not anticipate in the near future that it will experience, significant competition from DBS in the markets in which the Company operates due primarily to DBS' higher cost and failure to provide local VHF/UHF broadcast channels. However, in August 1996, the U.S. Copyright Office issued an advisory letter indicating that it "would not question" DBS companies that file copyright statements that include the retransmission of local broadcast signals. There is no assurance that the Company will continue to maintain a competitive advantage over DBS services as a result of DBS' traditional inability to provide local VHF/UHF broadcast channels.

     Local Multi-Point Distribution Service ("LMDS"). In 1993, the FCC proposed to redesignate the 28 gigahertz band to create a new video programming delivery service referred to as local multipoint distribution service. In July 1996, the FCC proposed to award LMDS licenses in each of 493 BTAs pursuant to auctions. Sufficient spectrum for up to 49 analog channels has been designated for the LMDS service. On March 12, 1997, the FCC adopted rules to govern these licenses. The FCC will award two licenses in each BTA (one for 1150 MHz and one for 150 MHz). The FCC determined that telephone companies and traditional hard-wire cable operators will not be permitted to bid on LMDS licenses in their territory. Auctions are expected to be held sometime in 1997.

     Satellite Receivers. Satellite receivers are generally six to 12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company will to some degree compete with these systems in marketing its services.

     Satellite Master Antenna Television ("SMATV"). SMATV is a multi-channel television service offered through a wired plant very similar to a traditional hard-wire cable system, except that it operates without a franchise from a local authority. SMATV operates under an agreement with a private landowner to service one or more specific multiple-dwelling units, so long as no public right of way is crossed between such units. The FCC has recently amended its rules to provide point-to-point delivery of video programming by SMATV operators and other video delivery systems in the 18 gigahertz band.

     Telephone Companies. Before 1996, local exchange carriers ("LECs") were prohibited from providing video programming directly to subscribers in their respective telephone service areas. The FCC has ruled, however, that LECs may acquire wireless cable channel operations. Moreover, certain U.S. District Courts and Courts of Appeal have held that the "telco-cable cross-ownership ban" abridges the First Amendment rights of LECs to free expression under the U.S. Constitution. The 1996 Telecommunications Act lifts barriers to the provision of cable television services by telephone companies including allowing telephone companies to provide video service as "open video systems," which are similar to traditional cable systems but are subject to different regulatory requirements. While the competitive effect of the entry of telephone companies into the video programming business is still uncertain, the Company believes that wireless cable systems will continue to maintain a cost advantage over fiber optic distribution technologies.

     Off-Air VHF/UHF Broadcasts. Off-air VHF/UHF broadcasts (such as those providing programming from ABC, NBC, CBS and Fox) provide a free programming alternative to the public. Previously, wireless cable systems could retransmit these broadcast signals without permission. However, effective October 6, 1993, pursuant to the Cable Act, broadcasters may require that cable operators obtain their consent before retransmitting off-air VHF/UHF broadcasts. The Company has obtained such consents in the Existing Systems where the Company is retransmitting on a wireless cable channel. The FCC also has recently permitted broadcasters to acquire, subject to certain restrictions, ownership interests in traditional hard-wire cable systems.

     Low Power Television ("LPTV"). LPTV utilizes a limited portion of the spectrum allocated by the FCC for local off-air VHF/UHF broadcasts, but LPTV utilizes lower power transmission equipment than local off-air VHF/UHF broadcasts and its signal may be encrypted. LPTV typically has only a 15 to 20 mile signal range. LPTV requires a separate transmitter for each channel and a standard antenna at the receiving site. Moreover, current proposals for Advanced Television or High Definition Television may have an adverse effect on certain LPTV stations.

BUSINESS STRATEGY

     The Company's primary business objective is to develop, own and operate wireless cable television systems in markets in which the Company believes it can achieve positive system cash flow after system launch and then expand such system while ultimately increasing such system's cash flow.

     Rural Market Focus. The Company aggregates wireless cable channel rights and locates operations in geographic clusters of small to mid-size markets that have a substantial number of households not currently passed by traditional hard-wire cable. The Company believes that this size market typically has a stable economic base, less competition from alternative forms of entertainment and other conditions conducive to wireless cable transmissions. Within the rural areas of these small to mid-size markets, the Company's subscribers consist primarily of single family households, as compared to the non-rural areas of these markets that are typically passed by hard-wire cable and in which multiple dwelling units ("MDUs") comprise a much larger percentage of the Company's subscribers. The Company generally focuses its marketing primarily on rural, unpassed single family households because they generate a higher revenue per subscriber than MDU subscribers. However, in 1996, the Company's MDU subscribers increased as a result of the substantial existing MDU penetration of several of the markets acquired by the Company in 1996. As of December 31, 1996, the Company's subscriber base consisted of approximately 94.3% single family units and 5.7% MDUs, using the Company's revised method for calculating MDU subscribers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Changes in Method for Reporting Subscribers; Write-Offs." The Company currently expects that the percentage of MDU subscribers should decline as the Company maintains its focus on adding subscribers in rural, unpassed areas.

     Managed Subscriber Penetration. The Company attempts to manage system launch and subscriber growth in order to contain system launch costs and to achieve positive cash flow. Within a system, the Company initially directs its marketing at unpassed households, which typically have limited access to local off-air VHF/UHF broadcast channels. Once a system achieves positive System EBITDA (defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"), the Company may expand the channel offering and add subscribers.

     Low Cost Structure. Wireless cable systems typically cost less to build and operate than traditional hard-wire cable systems. While both traditional hard-wire cable operators and wireless cable operators must construct a transmission facility ("head-end"), traditional hard-wire cable operators must also install an extensive network of coaxial cable and amplifiers in order to transmit signals from the head-end to subscribers. Once the head-end is constructed, the Company estimates that each additional single family household subscriber currently requires an incremental capital expenditure by the Company of approximately $465, consisting of, on average, $280 of material (depending upon the type and sophistication of the equipment), $145 of installation labor and overhead charges and $40 of direct commission. The Company has recently launched systems utilizing a more sophisticated type of equipment that costs approximately $65 less per installation and therefore it believes that the average cost of materials will decline as more subscribers are added in systems that utilize such equipment. Typically, an MDU subscriber requires an incremental capital expenditure by the Company lower than that of a single family household subscriber. Also, without an extensive cable network, wireless cable operators typically incur lower system maintenance costs and depreciation expense. Finally, by locating its operations in geographic clusters, the Company can further contain costs by taking advantage of economies of scale in management, sales and customer service.

     Churn Rate. Because of recent subscriber write-offs and changes in the Company's methodology for calculating certain MDU subscribers, the churn rate for the quarter and year ended December 31, 1996 was 9.6% and 4.1%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Changes in Method for Reporting Subscribers; Write-Offs." Excluding the subscriber write-offs and methodology change for reporting MDU subscribers, and on a comparable basis with prior periods, the Company's average monthly churn rate was 3% and 2.2% for the fourth quarter and year ended December 31, 1996, respectively. For the two months ended February 28, 1997, the Company experienced a rate of subscriber turnover of an average of approximately 2% per month. The Company expects its churn rate in the foreseeable future to be lower than the industry standard because a majority of its markets are characterized by (i) limited or no access to affordable pay television alternatives, (ii) less competition from alternative forms of entertainment and (iii) a stable population base. In addition, the Company has implemented improved subscriber qualification and retention policies that include a combination of credit checks, service deposits, advance payments and installation fees for certain subscribers.

EXISTING SYSTEMS AND FUTURE LAUNCH MARKETS

     The following tables provide information regarding the 95 markets in which the Company has, or expects to acquire, wireless cable channel rights that it intends to retain and develop as of December 31, 1996. In these markets, the Company has acquired or is in the process of acquiring sufficient channel rights to commence the launch of a system in the market. The Existing Systems are listed in order of date of launch or, for acquired markets, date of acquisition. The subscriber numbers set forth below have been calculated based upon the Company's revised methodology for reporting subscribers in MDUs, effective December 31, 1996, and reflect subscribers written off as of December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Changes in Method for Reporting Subscribers; Write-Offs."

                               ESTIMATED      ESTIMATED     NUMBER OF
                                 TOTAL      LINE-OF-SIGHT  SUBSCRIBERS
 EXISTING SYSTEMS            HOUSEHOLDS(1)  HOUSEHOLDS(2)  AT 12/31/96
------------------           -------------  -------------  -----------
Ada, OK                             23,348         21,013        4,483
Wichita Falls, TX                  102,928         97,783        4,744
Midland, TX                        166,893        158,548        4,086
Abilene, TX                        130,313        123,800        3,201
Lawton, OK                         102,777         97,638        7,252
Laredo, TX                         344,135        326,929        4,346
Enid, OK                            85,059         80,807        4,788
Lindsay, OK                         57,628         51,865        3,469
Ardmore, OK                         68,069         61,263        3,704
Mt. Pleasant, TX                    35,268         31,742        2,879
Chanute, KS                         56,109         50,810        4,856
Stillwater, OK                      76,917         69,225        5,760
Texarkana, TX                      147,371        132,634        1,850
Lubbock, TX                        139,626        125,663        4,980
McLeansboro, IL                     91,458         82,312        1,965
Vandalia, IL                       127,329        114,596        2,217
Olney, IL                           71,203         64,082        2,309
Taylorville, IL                    177,350        159,615        2,460
Peoria, IL                         317,703        285,933        2,079
Bucyrus, OH                        254,160        228,744        1,459
Paragould, AR                      109,927         98,934        2,870
Sikeston, MO                       107,662         96,896        3,051
Manhattan, KS                       59,541         53,587        1,938
Olton, TX                           36,669         34,836        1,399
O'Donnell, TX                       77,669         73,785        1,408
Monroe City/Lakenan, MO             76,686         69,017        2,199
Sherman/Denison, TX                105,576         95,019        8,663
Freeport, IL                       200,291        150,218        1,884
Paris, TX                           58,378         52,540        3,666
Strawn/Ranger, TX                   36,212         32,591        1,326
Corsicana/Athens, TX                72,619         65,357        2,485
Champaign, IL                      211,583        190,425        3,695
Austin, TX                         389,958        350,962       15,470
Waco, TX                           113,234        101,911        6,071
Temple/Killeen, TX                 120,216        108,194        9,872
Corpus Christi, TX                 144,805        130,324       14,735
Hamilton, TX                        44,291         39,862        3,283
Marion, KS                          74,337         66,903        1,805
Sterling, Kansas                    81,484         73,336        1,539
Macomb/Walnut Grove, IL            142,457        128,211        2,356
Tulsa, OK                          353,392        318,053        7,789
George West, TX                     28,135         25,322        1,943
Kingsville/Falfurrias, TX           39,396         35,457        1,251
Uvalde/Sabinal, TX                  16,585         14,926          955
Medicine Lodge/Anthony, KS          16,588         14,929        1,062
Gainesville, TX                     87,788         79,010          951
Jourdanton/Charlotte, TX            34,410         30,969          941
Kerrville, TX                       27,547         24,792          339
Greenville, PA                     352,903        317,613          361
Jacksonville, IL                    49,180         44,262          416
Radcilffe, IA(3)                    77,356         73,101        1,819
Weatherford, OK                     33,017         31,367           87
Montgomery City, MO                 67,656         67,656          264
Beloit, KS                          40,599         36,539          142
Woodward, OK                        24,771         22,294          270
Watonga, OK                         26,122         23,510          181
                                 ---------      ---------          ---
   Total Existing Markets....    6,114,684      5,537,710      181,373
                                 =========      =========      =======

                                  ESTIMATED       ESTIMATED
                                    TOTAL       LINE-OF-SIGHT
 FUTURE LAUNCH MARKETS(4)        HOUSEHOLDS(1)  HOUSEHOLDS(2)
-------------------------        -------------  -------------
Altus, OK......................         32,186         30,576
Amarillo, TX...................        190,779        181,241
Borger, TX.....................         22,713         21,576
Bumet, TX......................         26,991         24,291
Casper, WY.....................         50,882         45,794
Cheyenne, WY...................         42,053         37,847
Columbia, MO...................        175,834        158,251
Crow, TX.......................         74,996         67,497
Des Moines, IA.................        347,158        312,442
El Dorado, AR..................         63,860         57,474
El Paso, TX....................        237,811        214,030
Elk City, OK...................         27,698         24,928
Fischer, TX....................        332,891        299,602
Flagstaff, AZ..................         31,819         28,638
Forrest City, AR...............         58,424         43,819
Great Bend, KS.................         29,126         26,213
Hays, KS.......................         67,328         60,595
Henryetta, OK..................         35,093         31,584
Holdenville, OK................         53,169         47,852
Kalispell, MT (3)..............         33,263         29,937
Kossuth, TX....................         55,118         49,606
Lenapah, OK....................         55,284         49,755
Lufkin, TX.....................        127,770        114,993
Mayfield, KY...................        189,337        170,403
McAlester, OK(5)...............         39,058         35,152
Miami, OK......................         95,937         86,344
Muskogee, OK(6)................         89,906         80,916
Ottawa/LaSalle, IL.............        259,678        233,710
Peaksville, MO.................         50,565         45,508
Ponca City, OK.................         45,257         40,731
Purdin, MO.....................         29,173         26,256
Scottsbluff, NE (3)............         24,995         22,496
Searcy, AR.....................         75,909         68,318
Seminole, OK...................         44,314         39,833
Shreveport, LA.................        225,031        191,276
Springfield, MO................        241,182        217,064
Stromsberg, NE.................         36,554         31,071
Topeka, KS.....................        257,509        231,759
Tyler, TX......................        259,470        233,523
                                 -------------  -------------
Total-Future Markets...........      4,136,121      3,712,901
--------------------             -------------  -------------
Total-All Company Markets......     10,250,805      9,250,611
-------------------------        =============  =============

(1) Estimated Total Households represent the Company's estimate of the total number of households that are within the Company's service area. The Company's service area includes (i) areas that are presently served, (ii) areas where systems are not presently in operation but where the Company intends to commence operations and (iii) areas where service may be provided by signal repeaters or, in some cases, pursuant to FCC applications.
(2) Estimated Line-of-Sight Households represents the Company's estimate of the number of households that can receive an adequate signal from the Company in its service area (determined by applying a discount to the Estimated Total Households in order to account for those homes that the Company estimates will be unable to receive service due to certain characteristics of the particular market). The calculation of Estimated LOS Households assumes (i) the grant of pending applications for new licenses or for modification of existing licenses and (ii) the grant of applications for new licenses and license modification applications which have not yet been filed with the FCC.
(3) The Company is operating or maintaining these markets, as applicable, under a Management Agreement.
(4) Such markets include markets with respect to which the Company has systems under construction or aggregated or is aggregating additional wireless cable channel rights. The Company expects a substantial number of such licenses to be granted by the FCC.
(5)  System launched in February 1997.
(6)  System launched in January 1997.

     Existing Systems. As of December 31, 1996, pro forma for the acquisition of two operating systems consummated in January 1997 and including one operating system managed by the Company, the Company had 56 Existing Systems. The Company generally offers 16 to 24 basic wireless cable channels (including three to six local off-air VHF/UHF broadcast channels that are retransmitted), one to three premium channels (HBO, Showtime or Cinemax) and one pay-per-view channel. Generally, the Company's Existing Systems lease all of their wireless cable channels. The terms of such leases typically expire five to 10 years from the license grant date, ranging from years 1998 to 2005, and such leases provide for either a right of first refusal or two automatic five-year renewal periods or one 10-year renewal period if such automatic renewals are then permitted by the FCC. The Existing Systems transmit at 10 to 100 watts of power from a transmission tower that generally has a signal pattern covering a radius of 35 to 50 miles.

     Future Launch Markets. In these markets, the Company has aggregated or is aggregating additional wireless cable channel rights. Certain of the Company's channel rights in the future launch markets are in the form of lease agreements with educational entities that have pending applications for ITFS channels or that have had applications returned without prejudice by the FCC which will be refiled. These ITFS applications undergo review by the FCC's engineering and legal staff. Because the FCC's application review process does not lend itself to complete certainty, and given the considerable number of applications involved, no assurance can be given as to the precise number of applications that will be granted.

     The Company currently does not expect to launch any new markets during the next three to six months, during which period the Company's time and resources will be focused on increasing cash flow and profitability in the Existing Systems. Following such period, the Company will determine an appropriate construction schedule for its future launch markets, based upon multiple factors, including, but not limited to, the availability of capital resources, the number of wireless cable channels for which FCC licenses have been obtained, the expiration dates of leases and FCC construction permits, the number of potential subscribers in each market and the proximity of a market to the Existing Systems of other markets ready for construction. Construction will involve the construction of a transmission building near a transmission tower and the installation of transmission equipment and, in certain cases, the construction of the transmission tower. The construction of the transmission facility will enable the Company to launch wireless cable service in such markets.

CUSTOMER SERVICE, VALUE AND QUALITY

     The Company believes that the key factors that determine the attractiveness of its service offerings are the following: (i) customer service; (ii) programming, (iii) price, and (iv) picture quality and reliability.

     Customer Service. The Company has established a goal of maintaining high levels of customer satisfaction. In furtherance of that goal, the Company emphasizes employee training, responsiveness and convenient installation scheduling. The Company has established customer retention programs in an effort to obtain and retain new subscribers. In an effort to further improve customer service, the Company is currently re-evaluating its customer retention programs.

     Programming. In the Existing Systems, the Company believes that it has assembled sufficient channel rights and programming agreements to provide a programming package competitive with those offered by traditional hard-wire cable and DBS operators. Additionally, the Company has the capacity to offer pay-per-view programming and impulse addressability not currently widely offered by traditional hard-wire cable operators. The Company's typical channel offering includes between 16 and 24 basic cable channels (including three to six local off-air VHF/UHF broadcast channels that are retransmitted), one to three premium channels (HBO, Showtime or Cinemax) and one pay-per-view channel on an event-by-event basis. Specific programming packages vary according to particular market demand.

     Price. The Company offers its subscribers a programming package consisting of basic service and premium programs. The Company can offer a price to its subscribers for basic service that is competitive with traditional hard-wire cable and DBS operators. The Company believes it will continue to be price competitive with traditional hard-wire cable and DBS operators with respect to comparable programming. The Company's typical single family unit pricing structure is $22.95 to $24.95 for basic service and $5.95 to $9.95 for one premium service channel or $15.95 for a combination premium service. Depending on market demand and competition, the Company offers a combination package consisting of basic service, rental of the receive-site equipment and two premium channels for $29.95 to $34.95 per month for existing subscribers.

     Picture Quality and Reliability. The Company believes that it is positioning itself as a reliable alternative to traditional hard-wire cable by delivering a high quality signal throughout the entire signal area of the Existing Systems. Wireless cable subscribers enjoy substantially outage-free, highly reliable picture quality because there is no coaxial cable, amplifiers or processing and filtering equipment between the head-end and the subscriber's household, as in the case of traditional hard-wire cable. Within the signal range of the Existing Systems, the picture quality of the Company's service is at least as good as that typically received by traditional hard-wire cable subscribers because, absent any line-of-sight obstruction, there is less opportunity for signal degradation between the Company's head-end and the subscriber.

EMPLOYEES

     As of March 21, 1997, the Company had approximately 1,390 employees. None of the Company's employees are subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it generally has good relations with its employees. The Company also presently utilizes the services of independent contractors to install certain of its wireless cable systems and market its services.

ACQUISITIONS, DIVESTITURES AND RECENT TRANSACTIONS

     February 1996 Transactions. Effective February 23, 1996, the Company, directly or through one or more subsidiaries, acquired all the assets and liabilities and succeeded to the businesses of American Wireless Systems, Inc. and CableMaxx, Inc., and acquired substantially all of the assets and certain liabilities and succeeded to all the businesses of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and Three Sixty Corp., successor to Technivision, Inc. (collectively referred to herein as the "Transactions"). The Company issued approximately 6.76 million shares of Common Stock representing approximately 34.9% of its then outstanding Common Stock in connection with the Transactions. Following the CS Transaction (described below) and the subsequent distribution of other wireless cable assets acquired in the Transactions, the Company retained wireless cable channel rights in the following markets acquired in the Transactions:
Amarillo, Corsicana/Athens, Austin, Corpus Christi, El Paso, Lubbock, Sherman/Denison, Temple/Killeen, and Waco, Texas. In addition to the consideration received upon the transfer of markets acquired in the Transactions to CS Wireless, the Company has received approximately $13.6 million in cash from other sales of markets acquired in the Transactions.

     The CS Wireless Transaction. Effective February 23, 1996, immediately following the closing of the Transactions, the Company, CAI and CS Wireless consummated a Participation Agreement pursuant to which the Company (or certain of its subsidiaries) contributed or sold a substantial portion of the assets received in the Transactions and certain other assets to CS Wireless (the "CS Wireless Transaction"). Simultaneously with the contribution and sale of such assets by the Company to CS Wireless, CAI (or certain of its subsidiaries) also contributed to CS Wireless (directly or by contribution of stock of subsidiaries) certain wireless cable television assets which, collectively with the Company's contributed assets, created a company with approximately 5.7 million line-of-sight households and approximately 58,500 subscribers as of February 23, 1996.

     In connection with the CS Wireless Transaction, the Company (or its subsidiaries) received (i) shares of CS Wireless common stock constituting approximately 35% of the outstanding shares of CS Wireless common stock, (ii) approximately $28.3 million in cash paid at the closing, (iii) a promissory note in the principal sum of $25 million (which note has been prepaid by its terms) and (iv) a promissory note in the sum of $15 million payable 10 years from closing and prepayable from asset sales and certain other events. CS Wireless, CAI and the Company are in the process of completing certain post-closing adjustments. Components of such adjustments include the relative accounts payable, accounts receivable and related working capital assets of the contributed systems, the number of granted channels represented and actually contributed to CS Wireless for each market, the amount of any increase or decrease in the number of subscribers in each contributed system from the number of subscribers previously disclosed and related factors. The Company has received $5.0 million in cash in partial payment of such adjustments. Following the completion of these adjustments, additional payments of cash and/or shares of CS Wireless common stock are expected to be made to the Company by CS Wireless and/or CAI.

     Also, in connection with the closing of the CS Wireless Transaction, CAI, the Company and CS Wireless entered into a stockholders agreement (the "CS Wireless Stockholders Agreement"). The CS Wireless Stockholders Agreement provides, among other things, that the Company and CAI will agree to vote their shares of CS Wireless Common Stock in favor of a Board of Directors of CS Wireless having nine members consisting of (i) up to four members designated by CAI (provided that at least one of whom may not be an affiliate of either CAI or the Company); (ii) up to three members designated by the Company (provided that at least one of whom may not be an affiliate of either CAI or the Company); (iii) the Chief Executive Officer of CS Wireless; and (iv) the Chief Operating Officer of CS Wireless. The Stockholders' Agreement and CS Wireless' bylaws further provide that certain major transactions will require the affirmative approval of at least 70% (seven of nine) of the Directors of CS Wireless.

     Telinor Investment. In July 1996, the Company acquired 49% of the outstanding capital stock of Television Interactiva del Norte, SA de C.V., a Mexican corporation ("Telinor"), for approximately $0.5 million. The Company anticipates that Telinor will seek to aggregate wireless cable channel rights throughout Mexico.

     $15 Million Note Offering. On March 25, 1996, the Company consummated a private placement of $15 million principal amount of 13% Senior Notes (the "Series C Notes"). On January 22, 1997, the Company consummated an exchange offer pursuant to which $15 million principal amount of 13% Senior Series D Notes ("Series D Notes") were issued in exchange for an equal principal amount of Series C Notes, all of which were cancelled. The terms of the Series C Notes and the Series D Notes are identical in all material respects except that the Series D Notes have been registered under the Securities Act and therefore do not have legends restricting their transfer.

     $25 Million Revolving Credit Facility. On November 27, 1996, a wholly owned subsidiary of the Company entered into a senior secured revolving credit facility, permitting borrowings in an aggregate principal amount outstanding at any time of up to $25.0 million (the "Bank Facility"). Approximately $6.7 million in borrowings under the Bank Facility were repaid from the proceeds of the private placement of the 14% Notes (defined below) and the Bank Facility has been terminated.

     $125 Million Note Offering. On December 20, 1996, the Company consummated a private placement of $125 million principal amount of 14% Senior Notes (the "Old Notes"). On February 10, 1997, the Company filed a Registration Statement on Form S-4 (No. 333-12577) with the SEC to register the offering of $125 million principal amount of 14% Series B Senior Notes (the "Exchange Notes" and collectively with the Old Notes the "14% Notes") in exchange for the Old Notes (the "Exchange Offer"). The terms of the Exchange Notes and the 14% Notes are identical in all material respects. The Exchange Offer will expire April 10, 1997, unless extended by the Company. Upon the consummation of the Exchange Offer, the Exchange Notes will be registered under the Securities Act and therefore will not have legends restricting their transfer.

     Programming Cooperative. In February 1997, the Company, CS Wireless, Wireless One and CAI formed a cooperative organization to negotiate and obtain volume-based programming contracts at a discount from rates currently paid by each of the parties. The organization may expand its purposes upon approval of each party to include mutually advantageous endeavors such as volume-based purchases of equipment and other services. There can be no assurance that any such benefits will be realized.

     Other Divestitures. On May 6, 1996, the Company consummated the sale of wireless cable markets in Memphis and Flippin, Tennessee to TruVision Wireless, Inc. ("TruVision") for approximately $5.4 million in cash. On June 21, 1996, the Company sold wireless cable channel rights in Los Angeles, California for $8.2 million in cash plus a reimbursement of $1.5 million of expenses. On July 17, 1996, a subsidiary of the Company consummated the sale of wireless cable channel rights in Adairsville, Powers Crossroads and Rutledge, Georgia to CS Wireless for $7.2 million in cash.

     Pending Acquisitions and Divestitures. The Company has entered into a nonbinding letter of intent to acquire one wireless cable operating system in Iowa and wireless cable assets in one market in each of Nebraska and Montana from CS Wireless. In addition, a subsidiary of the Company has agreed to sell to CAI certain wireless cable assets in Portsmouth, New Hampshire. The Company will receive approximately 267,000 shares of common stock of CS Wireless as its portion of the consideration for such assets. Also, the Company has entered into an agreement with American Telecasting, Inc. in which the parties agreed to exchange certain wireless cable channel rights and related assets in South Dakota, Florida, Michigan and Illinois. Each of the above agreements is subject to customary closing conditions. The Company anticipates that these agreements will be consummated on or before June 30, 1997, although there can be no assurance that any of these transactions will be consummated.

RECENT EVENTS

     On March 29, 1997, John A. Fanning, Interim President and Chief Executive Officer, resigned as a Director of the Company. Mr. Fanning remains Interim President and Chief Executive Officer of the Company. Further, on March 29, 1997, the remaining Directors ratified and authorized a Search Committee comprised of Alvin H. Lane, Jr., Dennis M. O'Rourke and John A. Sprague to conduct a search for and hire a permanent Chief Executive Officer without further action from the Board of Directors. In connection therewith, Jupiter Partners, L.P., the holder of $40,150,000 gross proceeds of 9% convertible subordinated discount notes issued by the Company ("Convertible Notes"), and Hunt Capital Group, L.L.C. and L. Allen Wheeler, principal stockholders of the Company, stated their intention as security holders of the Company to nominate (or to request their respective designees to the Board of Directors of the Company to nominate), upon the selection of a permanent Chief Executive Officer, a slate of directors comprised of a representative of each of them, together with the permanent Chief Executive Officer and three (3) independent directors.

ITEM 2. PROPERTIES

     The Company leases approximately 24,000 square feet of office space, of which approximately 10,000 square feet is subleased to CS Wireless, for its executive offices in Plano, Texas under a lease that expires April 10, 2003. The Company pays approximately $385,000 per annum rent for such space, of which $192,500 (50%) is reimbursed to the Company by CS Wireless. The Company leases from affiliates of L. Allen Wheeler, a director of the Company, and David E. Webb, a former executive officer and director of the Company, approximately 16,350 square feet in several locations for its operating, executive, telemarketing and collections offices in Durant, Oklahoma under leases that expire between March 1, 2000 and May 31, 2000. The Company pays a total of $108,000 per annum rent for such space. The Company leases approximately an additional 30,000 square feet of tower and warehouse space in Durant, Oklahoma from an affiliate of Messrs. Webb and Wheeler under two leases that expire on March 1, 2000 and August 1, 2000. The Company pays $35,000 per annum rent for such space. The Company leases from an affiliate of Messrs. Webb, Wheeler and Robert R. Story, a former executive officer of the Company, an additional 12,430 square feet of office space in Durant, Oklahoma under a lease that expires March 1, 2000. The Company pays $62,000 per annum rent for such space. The Company believes that these facilities are adequate for the foreseeable future.

     The principal physical assets of a wireless cable system consist of satellite signal reception equipment, radio transmitters and transmission antennae, as well as office space and transmission tower space. The Company leases office space for the Existing Systems and will, in the future, purchase or lease additional office space in other locations where it launches other wireless cable systems. The Company also owns transmission towers or leases space on transmission towers located in its markets. The current capacity range of the Company's transmission facilities is from 10 to 100 watts, capable of generating a signal over a 35 to 50 mile range. The Company believes that office space and space on transmission towers currently is readily available on acceptable terms in the markets where the Company intends to operate wireless cable systems.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party, from time to time, to routine litigation incident to its business. It is the opinion of management that no pending litigation matter will have a material adverse effect on the Company's consolidated financial position or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Between October 29, 1996 and December 9, 1996, the Company engaged in the solicitation of consents ("Consent Solicitation") of the holders of its 13% Series B Senior Notes due 2003 ("Series B Notes") and holders of its Series C Notes (together with the Series B Notes, the "Notes", and collectively all of the Company's 13% Senior Notes are referred to as the 13% Notes") to amend certain (i) provisions of the indentures (the "13% Note Indentures") of the Notes to permit the Company to, among other things, issue the 14% Notes and
(ii) definitions and covenants in the 13% Note Indentures, which impose restrictions on the Company's ability to pursue certain additional financing and investment opportunities that the Company believes were necessary to enhance the value of the Company (collectively, the "Amendments").

     Pursuant to the terms of the 13% Note Indentures, the Amendments required the approval of at least a majority in aggregate principal amount of the Notes that were outstanding on or before December 5, 1996, the expiration date of the Consent Solicitation. The Amendments received approval of 100% in aggregate principal amount of the Notes and, accordingly, became effective as of December 9, 1996, upon the execution of supplemental indentures embodying such Amendments. Promptly upon the effectiveness of the supplemental indentures including the Amendments, the Company paid to each holder of the Notes who delivered a properly completed and executed consent form $60 in cash for each $1,000 principal amount of Notes for which such consent form was delivered by such holder. The Company paid an aggregate of $6.9 million to the holders of the Notes in this regard.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock began trading on the Nasdaq National Market on April 22, 1994. The following table sets forth, on a per share basis for the periods shown, the high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                              Closing Sale Price
                                             --------------------
                                               High        Low
                                             ---------  ---------
Fiscal Year Ended December 31, 1995:
   First Quarter.............................  $17.25     $11.75
   Second Quarter............................  $24.25     $15.50
   Third Quarter.............................  $25.75     $19.50
   Fourth Quarter............................  $31.50     $27.00
Fiscal Year Ended December 31, 1996:
   First Quarter.............................  $29.75     $23.00
   Second Quarter............................  $28.63     $22.88
   Third Quarter.............................  $25.25     $19.56
   Fourth Quarter............................  $25.25     $11.75
Fiscal Year Ending December 31, 1997:
   First Quarter (through March 25, 1997)....  $12.38     $ 2.13

     On March 25, 1997, the last reported sale price for the Common Stock as reported on the Nasdaq National Market was $2.38 per share. As of March 25, 1997, there were approximately 707 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in its business. The Company's ability to declare or pay cash dividends is affected by the ability of the Company's present and future subsidiaries to declare and pay dividends or otherwise transfer funds to the Company since the Company conducts its operations through majority-owned subsidiaries. The terms governing the preferred stock issued by one of the Company's majority-owned subsidiaries include a preference as to dividend payments over the Company, as a holder of common stock of such subsidiary. Certain covenants in a Note Purchase Agreement among the Company, Jupiter Partners L.P. and Thomas R. Haack prohibit the Company from declaring or paying cash dividends. Future loan facilities, if any, obtained by the Company or any of its subsidiaries also may prohibit or restrict the payment of dividends or other distributions. Subject to the waiver of such prohibitions and compliance with such limitations, the payment of cash dividends on shares of Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements, applicable requirements of the Delaware General Corporation Law and other factors that are considered relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical financial data presented below as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 were derived from the consolidated financial statements of the Company, which were audited by KPMG Peat Marwick LLP, independent certified public accountants, and which are included elsewhere in this Form 10-K. The selected historical financial data presented below as of December

31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992 were derived from consolidated financial statements of the Company, which were audited by KPMG Peat Marwick LLP, but which are not included in this Form 10-K. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-K.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                               Year Ended December 31,
                                                             ------------------------------------------------------------------
                                                               1996            1995           1994          1993          1992
                                                             --------        --------       -------         -----          ----
STATEMENT OF OPERATIONS DATA:
  Revenues.................................................   $56,017         $15,300        $2,229          $869          $205
  Operating expenses:
    Systems operations.....................................    21,255           4,893           762           321            36
    Selling, general and administrative....................    42,435          11,887         4,183           647           148
    Depreciation and amortization..........................    39,323           6,234         1,098           138            35
                                                             --------        --------       -------         -----          ----
       Total operating expenses............................   103,013          23,014         6,043         1,106           219
                                                             --------        --------       -------         -----          ----
  Operating loss...........................................   (46,996)         (7,714)       (3,814)         (237)          (14)
  Interest expense, net....................................   (18,166)        (10,857)         (210)          (73)            --
  Equity in losses of affiliates...........................   (18,612)         (1,369)         (387)            --            --
  Other income (expense)...................................      4,981           (247)         (227)          (96)          (37)
  Income tax benefit.......................................     28,156           4,285         1,595            --            --
                                                              --------        --------       -------         -----          ----
  Loss before extraordinary item...........................   $(50,637)       $(15,902)      $(3,043)        $(406)         $(51)
  Extraordinary item, net of tax benefit...................    (10,424)             --            --            --            --
                                                              ========        ========       =======         =====          ====
  Net loss                                                    $(61,061)       $(15,902)      $(3,043)        $(406)         $(51)
                                                              ========        ========       =======         =====          ====

  Loss before extraordinary item per common share..........     $(2.74)         $(1.34)       $(0.30)       $(0.05)       $(0.01)
  Extraordinary item per common share......................      (0.57)             --            --            --            --
  Net loss per common share................................     $(3.31)         $(1.34)       $(0.30)       $(0.05)       $(0.01)
  Weighted average number of common
  shares outstanding.......................................      18,473          11,866        10,011         8,000         8,000

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                      December 31,
                                                              ------------------------------------------------------------------
                                                                 1996           1995           1994          1993           1992
                                                              --------        --------       -------         -----          ----
BALANCE SHEET DATA:
Cash and cash equivalents..................................     $79,596        $23,143       $11,986          $815          $ 165
Total assets...............................................     515,364        205,405        77,921         8,665          2,268
Long-term debt, including current portion..................     303,538        141,652        40,506         1,593             --
Total stockholders' equity.................................     180,847         51,688        30,081         4,493          1,004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, owns and operates wireless cable television systems. The Company has wireless cable channel rights in small to mid-size markets in the central United States. The Company targets small to mid-size markets with significant numbers of households that are unpassed by traditional hard-wire cable. The Company offers its subscribers local off-air VHF/UHF channels, as well as HBO, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, Discovery, the Nashville Network, A&E and other popular cable television networks. At December 31, 1996 the Company had wireless cable channel rights in 95 markets, representing approximately 10.3 million households, approximately 9.3 million of which can be served by line-of-sight transmissions. Furthermore, the Company estimates that within these markets, approximately 20%-40% of line-of-sight households are currently unpassed by traditional hard-wire cable systems. At December 31, 1996, pro forma for the acquisition of two operating systems consummated in January 1997 and including one operating system managed by the Company, the Company had 56 markets with systems in operation, providing wireless cable service to an aggregate of 181,373 subscribers. In addition, the Company owns an approximate 20% equity interest in Wireless One and an approximate 34% equity interest in CS Wireless.

     The Company has experienced significant subscriber growth since its inception, both internally and through acquisitions. Although the Company has recorded net losses of $80.6 million since inception, 31 systems achieved positive System EBITDA for the year ended December 31, 1996. The Company's 25 remaining systems did not achieve positive System EBITDA for the year ended December 31, 1996, primarily as a result of their early stages of development and number of subscribers, and the write-off of subscribers and related account balances at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Changes in Method for Reporting Subscribers; Write-Offs."

     "System EBITDA" means net income (loss) plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges, less any non-cash items which have the effect of increasing net income or decreasing net loss, for a system and includes all selling, general and administrative expenses attributable to employees employed in that system. For the periods presented, there are no such non-cash items. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes.

     Effective December 31, 1996, the Company (i) revised its methodology for reporting MDU subscribers and (ii) wrote off approximately 33,000 subscribers with delinquent balances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Method for Reporting Subscribers; Write-Offs." As a result of the methodology changes and write offs, the Company's reported subscriber base decreased, while the average monthly revenue per subscriber and the average monthly churn rate increased. The changes resulted in (a) a total reduction of the Company's reported subscriber base at December 31, 1996 of approximately 59,300 subscribers, of which approximately 26,300 relates to the change in methodology for reporting MDU subscribers and 33,000 relating to the write-off of subscribers with delinquent balances, (b) an increase in reported average monthly revenue per subscriber during the fourth quarter of 1996 from $27.14 (excluding the methodology changes and subscriber write-offs) to $28.70 (including the methodology changes and subscriber write-offs), and (c) an increase in the reported average monthly churn rate during the fourth quarter from 3.0% (excluding the methodology changes and subscriber write-offs) to 9.6% (including the methodology changes and subscriber write-offs). For the year ended December 31, 1996 and in future periods, the Company will report its subscriber base, average revenue per subscriber and churn rate based upon the new methodology (the "new method"). However, the Company is unable to retroactively apply the new methodology to the prior periods. Therefore, the information set forth below will contain information with subscriber data calculated using the old methodology (the "old method") solely for the purposes of comparison with prior periods.

     In addition to the matters noted above, certain other statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) business conditions and subscriber growth in the Company's existing markets, (ii) the successful launch of systems in new and existing markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (iv) the successful integration of new systems processes (including subscriber qualification and retention efforts) and management personnel, (v) regulatory and interference issues, including the grant of pending applications for new licenses or for modification of existing licenses and the grant of applications for new licenses and license modification applications that have not yet been filed with the FCC, and (vi) competitive products and services, as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1996

     Revenues. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. The Company's revenues were $56.0 million in 1996, $15.3 million in 1995 and $2.2 million in 1994, representing increases of 266% from 1995 to 1996 and 595% from 1994 to 1995. As discussed more fully in Note 1 of the notes to the consolidated financial statements, the Company changed, effective January 1, 1995, its method of accounting for the direct cost and installation fees related to subscriber installations. The revenue increases from 1994 to 1996 were primarily due to average subscribers, calculated under the old method, increasing to 168,566 in 1996 from 43,360 in 1995 and 5,966 in 1994. Under the old method, average monthly revenue per subscriber was $27.93 during 1996, $29.41 for 1995 and $27.35 for 1994. The decrease in average monthly revenue per subscriber in 1996 as compared to 1995 was primarily due to an increase in MDU subscribers, which typically generate lower per subscriber revenue than single-family units, and an increase in the number of "soft disconnect" subscribers. Soft disconnect subscribers are subscribers who are past due on their bills and not receiving service; however, their equipment has not been recovered. The increase in average monthly revenue per subscriber in 1995 as compared to 1994 was primarily due to increased premium channel penetration. At December 31, 1996, proforma for the acquisition of two operating systems consummated in January 1997 and including one operating system managed by the Company, the Company had 240,700 subscribers under the old method (181,373 subscribers under the new method) versus 85,160 subscribers at December 31, 1995 and 19,840 subscribers at December 31, 1994. Under the old method, approximately 55% of the subscriber increase from 1995 to 1996 was attributable to same-system growth (net subscriber additions in the Company's systems in operation at December 31, 1995), 19% was attributable to 16 new systems launched during 1996 and 26% was attributable to seven operating systems acquired, net of three operating systems divested, during 1996. During 1996, the Company reclassified the Lufkin, Texas market from an operating system to a future market. Approximately 43% of the subscriber increase from 1994 to 1995 was attributable to same-system growth, 41% was attributable to 17 new systems launched during 1995 and 16% was attributable to six operating systems acquired, net of two operating systems divested, during 1995. Proforma for the acquisition of two operating systems consummated during January 1997 and including one operating system managed by the Company, the Company had 56 systems in operation at December 31, 1996, compared to 34 systems in operation at December 31, 1995 and 13 systems at December 31, 1994.

     Systems Operations. Systems operations expenses include programming costs, channel lease payments, costs of service calls and churn, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses which increase as the number of subscribers increases. Systems operations expenses were $21.3 million in 1996, $4.9 million in 1995 and $0.76 million in 1994. As a percentage of revenues, systems operations expenses were 38% in 1996, 32% in 1995 and 34% in 1994. As a percentage of revenue, systems operations expense increased from 1995 to 1996, primarily due to increased programming costs as a percentage of revenue. The Company experienced higher programming costs during 1996 due to the acquisition of markets with a larger number of channels and the promotion of a special programming package which carried lower margins than the Company's basic programming package. The Company expects programming expense as a percentage of revenue to slightly increase over the short-term; however, the Company is currently evaluating all of its programming packages as to their impact on cash flow and profitability, which may result in an increase or a decrease in the Company's future programming expenses as a percentage of revenue. In addition, the Company experienced increased service call expense, due to installation corrections at certain subscriber households. The Company expects to continue to experience increased service call expense as its subscriber base increases. The decrease in systems operations expense as a percentage of revenue from 1994 to 1995 was due to revenue increases (as previously discussed) and the semi-fixed nature of the Company's systems operations expense.

     Selling, General and Administrative ("SG&A"). The Company has experienced increasing SG&A since its inception as a result of its increasing wireless cable activities and associated administrative costs, including costs related to opening and maintaining additional offices, additional accounting and support costs and additional compensation expense. SG&A was $42.4 million in 1996, $11.9 million in 1995 and $4.2 million in 1994. As a percentage of revenues, SG&A was 76% in 1996, 78% in 1995 and 191% in 1994. As discussed more fully in Note 1 of the notes to the consolidated financial statements, the Company changed, effective January 1, 1995, its method of accounting for the direct costs and installation fees related to subscriber installations. In addition to the aforementioned reasons, the increase in SG&A from 1995 to 1996 was due to increased bad debt and advertising expense. Bad debt expense as a percentage of revenue increased from 5% in 1995 to 13% in 1996. The significant increase in bad debt expense was due to the Company's prior subscriber qualification and retention efforts and resulted in the write-off of approximately 33,000 subscribers and associated accounts receivable as of December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Changes in Method for Reporting Subscribers; Write-Offs." The Company believes that it has implemented improved subscriber qualification and retention policies which include a combination of credit checks, service deposits, advance payments and installation fees for certain subscribers. Advertising expense as a percentage of revenue increased from 7% in 1995 to 10% in 1996. During the fourth quarter of 1996, the Company changed its advertising mix from direct sales to telemarketing. Direct sales commissions are capitalized by the Company, while advertising expenses such as telemarketing activities are expensed as incurred. In addition, the Company conducted a number of special advertising campaigns during the year. The Company is currently reviewing its sales and marketing strategies in order to improve their cost effectiveness. The outcome of such review may significantly affect the Company's future advertising expenses. Other increase in SG&A from 1994 to 1995 is principally due to an increase in the Company's corporate and executive staff to support the Company's overall growth, increased advertising costs to support the Company's subscriber growth, and, to a lesser extent, increased costs associated with property and casualty insurance, group health insurance and property taxes.

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $39.3 million in 1996, $6.2 million in 1995 and $1.1 million in 1994. As discussed more fully in Note 1 of the notes to the consolidated financial statements, the Company changed, effective January 1, 1995, its method of accounting for the direct costs and installation fees related to subscriber installations. The increases in depreciation expenses from 1994 to 1996 were due to additional systems and equipment in connection with the launch of 16 systems during 1996, 17 systems during 1995 and six systems during 1994 and increased amortization expense on license and leased license investment of systems in operation and excess of cost over fair value of net assets acquired related to the acquisition of wireless cable channel rights, operating wireless cable systems and the acquisition of minority interests in certain subsidiaries of the Company. In addition, during 1996, the Company incurred increased depreciation expense related to (i) the increased write off of the unamortized balance of capitalized labor and overhead, sales commissions and non-recoverable equipment associated with subsidiaries which have disconnected (including the write-off of approximately 33,000 subscribers) (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Changes in Method for Reporting Subscribers; Write-Offs"), (ii) the write-off of license and leased license investment in certain markets where the Company was unsuccessful in obtaining wireless cable channel rights, and (iii) changes in estimates of useful lives. In the fourth quarter of 1996, the Company reduced its estimates of the useful lives of the non-recoverable portion of subscriber installation costs and license and leased license investment and excess of cost over fair value of assets acquired. Its amortization period related to the nonrecoverable portion of subscriber installation costs was reduced from six years (approximately 1.5% churn per month) to four years (approximately 2.0% churn per month) to correspond to the Company's estimate of its average subscription term. The estimated useful life of license and leased license investment and excess of cost over fair market value of net assets acquired was reduced from 20 years to 15 years.

     Operating Loss. The Company generated operating losses of $47.0 million during 1996, $7.7 million during 1995 and $3.8 million during 1994. EBITDA was negative $7.7 million for 1996, negative $1.5 million for 1995 and negative $2.7 million for 1994. As previously discussed, the increases in the Company's operating loss and negative EBITDA from 1994 to 1996 was primarily due to increased systems operations and SG&A expense, partially offset by increases in revenue. Increased depreciation and amortization expenses from 1994 to 1996 also contributed to the increases in the Company's operating losses during these periods.

     Interest Income. Interest income was $3.8 million in 1996, $2.9 million in 1995 and $0.4 million in 1994. The increase in interest income from 1995 to 1996 was due to higher average cash equivalents subsequent to the receipt of approximately $53.3 million in cash related to the formation of CS Wireless and cash received from asset sales. The increased interest income from 1994 to 1995 was due to higher average cash equivalents subsequent to the Company's placement of $100 million of 13% Notes.

     Interest Expense. The Company incurred interest expense of $22.0 million in 1996, $13.7 million in 1995 and $.6 million in 1994. The increase in interest expense over the periods presented is due to increases in borrowed funds. Interest expense during 1996 primarily consisted of (i) non-cash interest of $4.2 million related to interest on the Convertible Notes, (ii) interest on the Company's 13% Notes, (iii) interest related to the Company's Bank Facility, (iv) interest on debt incurred in conjunction with the BTA auction, and (v) interest on the Company's 14% Notes from December 20, 1996. Interest expense during 1995 included (i) non-cash interest of $3.8 million related to interest on the Convertible Notes and (ii) interest on the Company's 13% Notes since April 26, 1995. Interest expense during 1994 included (i) non-cash interest of $0.3 million related to one month's interest on the Convertible Notes, (ii) interest on bridge financing provided by Internationale Nederlanden (U.S.) Capital Corporation and (iii) interest expense on short-term borrowings that were repaid in connection with the Company's initial public offering in April 1994.

     Equity in Losses of Affiliates. The Company had equity in losses of affiliates of $18.6 million in 1996, $1.4 million in 1995 and $.4 million in 1994. Equity in losses of affiliates during 1996 represents losses from CS Wireless in which the Company has an approximate 34% interest and losses in Wireless One in which the Company has an approximate 20% interest. The Company acquired its interest in CS Wireless on February 23, 1996. Equity in losses of affiliates during 1995 primarily represents losses from Wireless One. The Company acquired its interest in Wireless One in October 1995. Equity in losses of affiliates during 1994 represents losses from RuralVision Joint Venture in which the Company had a 50% interest. The Company ceased to be a joint venturer in RuralVision Joint Venture during May 1995.

     Other Income (Expenses). Other income (expenses) is comprised of gain on the sale of assets and other non-operating income, offset by minority interests in the net earnings of subsidiaries, dividends on preferred stock of certain subsidiaries and other non-operating expenses. In 1996, the Company had other income of $5.3 million related to a gain on the sale of the Flippin, Tennessee market and the sale of channel rights in three Georgia markets. Offsetting this income, the Company incurred $.4 million of other expenses, of which $.2 million related to non-operational settlement charges. In 1995, the Company incurred $.3 million of other expenses, of which $.2 million relates to non-operational settlement charges between the Company and an unaffiliated third party and $21,000 relates to dividends on preferred stock of certain subsidiaries. During 1994, the Company incurred $.2 million of other expenses, primarily consisting of a recapitalization charge relating to costs incurred in connection with a rescinded offering of securities and $21,000 relates to minority interest owners' share of net earnings in subsidiaries and dividends on preferred stock of certain subsidiaries.

     Income Tax Benefit. As discussed more fully in Note 6 of the notes to the consolidated financial statements, the Company recognized income tax benefits related to the Company's losses before income taxes and extraordinary items of $28.2 million for 1996, $4.3 million for 1995 and $1.6 million for 1994. The Company recognized income tax benefits to the extent of future reversals of existing taxable temporary differences.

     Extraordinary Item. In December 1996, the Company recognized an extraordinary loss of $11.5 million, net of tax of $1.1 million. This extraordinary loss resulted from a substantive modification of the terms of the 13% Notes due to the amount of consent fees paid ($6.9 million). For financial reporting purposes, the 13% Notes have been treated as having been extinguished and reissued upon the consummation of the 14% Notes, and recorded at their estimated fair value as of such date. The extraordinary loss consists of the associated write-off of debt issuance costs related to the 13% Notes of $5.3 million, the consent payments of $6.9 million, the decrease in the 13% Notes of $1.1 million to reflect their estimated fair value and other costs of $.4 million.

     Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $61.1 million or $3.31 per share during 1996, $15.9 million or $1.34 per share during 1995 and $3.0 million or $0.30 per share during 1994. As previously discussed, although the Company's total revenue increased 266% from 1995 to 1996 and 586% from 1994 to 1995, due to initial operating losses associated with the launch of 16 markets during 1996, 17 markets during 1995 and six markets during 1994, increased systems operations, SG&A, depreciation and amortization and interest expense, and the extraordinary item in 1996, the Company's net losses
have increased from 1994 to 1996. The Company expects to continue to incur net losses throughout 1997 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

     The wireless cable television business is a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. To date, the primary sources of capital of the Company have been from the sale of the Company's common stock, debt financing and the sale of wireless cable channel rights that are not part of the Company's strategic plan.

     The Company estimates that a launch of a wireless cable system in a typical market will involve the initial expenditure of approximately $0.5 million to $0.9 million for wireless cable system transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower, and incremental installation costs of approximately $465 per single family household subscriber for equipment, labor, overhead charges and direct commission. The Company has recently launched systems utilizing a more sophisticated type of equipment that will cost approximately $65 less per installation and therefore it believes that the average cost of materials will continue to decrease as subscribers are added in systems that utilize such equipment. The Company is currently reviewing its installation cost structure in an effort to improve operational efficiency. As a result, the Company's incremental installation costs may vary from those presented above. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

     Cash used in operations was $22.8 million in 1996 and $6.5 million in 1995, versus cash provided by operations of $0.7 million in 1994. The increase in cash consumed by operations during 1996 was primarily due to increased systems operations, SG&A and interest expense, partially offset by a 266% increase in revenues from 1995 to 1996 and a decrease in working capital. The increase in cash used in operations during 1995 as compared to 1994 was primarily due to increases in systems operations, SG&A and interest expense, as well as initial operating losses associated with the launch of 17 systems during 1995, versus six systems in 1994.

     Cash used in investing activities was $34.2 million in 1996, $96.7 million in 1995 and $46.5 million in 1994. Cash used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of wireless cable channel rights that are not a part of the Company's strategic plan. In addition, as discussed more fully in Note 3 of the notes to the consolidated financial statements, cash provided by/used in investing activities includes purchases and sales of debt securities, representing proceeds from the sale of the Company's 13% Notes and 14% Notes placed in escrow for the semi-annual payment of interest. The Company's purchases of systems and equipment have increased over the periods presented due to (i) the launch of 16 systems during 1996, 17 systems during 1995 and six systems during 1994 and (ii) the purchase of subscriber receive-site equipment due to the Company's subscriber base, as calculated under the old method, increasing from 2,735 subscribers at December 31, 1993 to 240,700 subscribers at December 31, 1996.

     As discussed more fully in Notes 3 and 8 of the notes to the consolidated financial statements, cash used in investing activities during 1996 also included the Company's acquisition of the Champaign, Illinois and Gainesville, Texas operating systems, payments related to the BTA Auction and out-of-pocket expenses related to the acquisition of the businesses of CableMaxx, Inc. and American Wireless Systems, Inc., assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable T.V. Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. (Collectively the "CableMaxx, AWS and Technivision Acquisitions"). These uses of cash were partially offset by the receipt of approximately $58.3 million in cash from CS Wireless in connection with the Company's contribution of wireless cable assets to CS Wireless, and sale of wireless cable channel rights in Memphis and Flippin, Tennessee; Los Angeles, California; Anahauc, Texas; Tilden, Illinois; and Adairsville,

Powers Crossroads and Rutledge, Georgia for total proceeds of approximately $23.8 million. As discussed more fully in Note 8 of the notes to the consolidated financial statements, cash used in investing activities during 1995 included the Company's investment in RuralVision Joint Venture, the acquisition of certain wireless cable assets from RuralVision Joint Venture and Cross Country Wireless, Inc., the acquisition of the Lubbock, Texas and Tulsa, Oklahoma markets and payments made in connection with the CableMaxx, AWS and Technivision Acquisitions. These uses of cash were partially offset by the sale of wireless cable channel rights in five markets and the repayment of a $10.0 million note from Wireless One. Cash used in investing activities during 1994 included the Company's investment in RuralVision Joint Venture and the acquisition of certain wireless cable assets from RuralVision Joint Venture.

     Net cash provided by financing activities was $113.4 million in 1996, $114.3 million in 1995 and $57.0 million in 1994. As discussed more fully in Notes 3 and 8 of the notes to the consolidated financial statements, cash provided by financing activities during 1996 includes the net proceeds from the sale of $125 million of 14% Notes and $15 million of 13% Notes, partially offset by payments on long-term debt assumed in the CableMaxx, AWS and Technivision Acquisitions and the repayment of the Bank Facility. As discussed more fully in Note 3 of the notes to the consolidated financial statements, cash provided by financing activities during 1995 primarily represents the sale of $100 million of 13% Notes. Cash provided by financing activities during 1994 includes the net proceeds from the Company's initial public offering and the sale of the Convertible Notes.

     At March 20, 1997, the Company had approximately $55.0 million of cash-on-hand and subscriber equipment in inventory and to be retrieved from disconnected subscribers to add approximately 70,000 new subscribers. In addition, the Company holds a $15.0 million note from CS Wireless, of which the Company expects to receive approximately $7.3 million during 1997, upon the consummation of certain asset sales by CS Wireless.

     In an effort to conserve capital resources, the Company has suspended new system launches for the next three to six months. Following such period, the Company will determine an appropriate launch schedule based upon multiple factors, including, but not limited to, the availability of capital resources and the number of wireless cable channels for which the Company has obtained FCC licenses in such markets. In addition, the Company is currently in the process of evaluating its Existing Systems in order to identify 15 to 20 Existing Systems for aggressive subscriber growth. The remaining Existing Systems will be operated to maximize cash flow, and the Company expects that subscriber additions in these systems will be sufficient to replace churn. Offsetting these cash savings are increased service calls anticipated by the Company during the first half of 1997 in order to continue to improve picture quality, correct installation deficiencies and add decoders at certain subscriber households. In addition, during the first half of 1997, the Company anticipates increased expenses related to the retrieval of subscriber equipment due to subscriber write-offs as of December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Changes in Method for Reporting Subscribers; Write-Offs." Furthermore, the Company may be required to modify or replace its downconverters in certain markets due to potential interference from "wireless communications services" or "WCS" anticipated to be auctioned by the FCC in April 1997. The Company believes that the location of WCS spectrum and the unregulated signal power level currently authorized for WCS could cause interference to certain of the Company's wireless cable channels. The Company is unable to quantify the cost of such modifications, if any. As a result of the aforementioned factors, the Company estimates that its cash-on-hand will be sufficient to fund its operations and debt service requirements through the first quarter of 1998.

     As a result of the offering of 13% Notes and 14% Notes and the possible incurrence of additional indebtedness, the Company will be required to satisfy certain debt service requirements. Following the disbursements in April 1997 and April 1998 of all of the funds in the escrow accounts established in connection with the 13% Note Indentures and the Indenture governing the 14% Notes (the "14% Note Indenture"), respectively, a substantial portion of the Company's cash flow will be devoted to debt service on the 13% Notes and 14% Notes, respectively. The ability of the Company to make payments of principal and interest will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the

Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 13% Notes, the 14% Notes or any other indebtedness of the Company, including indebtedness incurred to the FCC in connection with the BTA Auction. If the Company is unable to make interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness.

     Despite the Company's efforts to conserve capital resources and to maximize cash flow, the Company does not expect that sufficient cash flow will be generated to fund subscriber growth and new system development after the first quarter of 1998 and beyond. As a result, in order to continue growing the Company's subscriber base and to launch future operating systems, the Company will be required to seek external sources of funding to satisfy its capital needs. Such sources of funding may be financed in whole or in part directly by the Company and/or by its existing or future subsidiaries, through debt or equity financings, joint ventures or other arrangements. As in the past, the Company may also seek capital through the sale of its existing portfolio wireless cable channel rights. There can be no assurance that the sale of the Company's existing portfolio of wireless cable channel rights or sufficient debt or equity financing will be available on satisfactory terms and conditions, if at all. Failure to obtain such additional funds could adversely affect the growth and cash flow of the Company and would require the Company to suspend its subscriber growth and new system development plans.

CHANGES IN METHOD FOR REPORTING SUBSCRIBERS; WRITE-OFFS.

     Effective December 31, 1996, the Company changed its methodology for reporting subscribers in multiple dwelling units ("MDUs"). MDU subscribers who receive bills directly from the Company, who previously had been reported using an equivalent basic unit ("EBU") rate of $9.05, have been reclassified as individually-billed units, similar to single family units ("SFU") subscribers. In addition, under the new methodology, MDU subscribers who are billed in bulk to the MDU owner have been converted to SFU subscribers using an EBU rate of $17.95, as opposed to $9.05 under the old methodology. These methodology changes resulted in a reduction to the Company's reported subscriber base at December 31, 1996 of approximately 26,300 subscribers. As adjusted, during the fourth quarter of 1996, the Company's direct-billed MDU subscriber base generated average monthly revenue per subscriber of $27.31 and the Company's bulk-billed MDU subscribers generated average monthly revenue per subscriber of $17.95, versus $9.05 during the third quarter of 1996 for both direct and bulk-billed MDU subscribers. MDU and EBU subscriber reporting conventions are subjective, and any changes in methodology that decrease subscriber count result in a corresponding increase in average revenue per subscriber. The Company believes that using the revised EBU rate of $17.95 and reclassifying individually billed units more accurately reflects the revenue derived from these subscribers, and will minimize the impact on monthly revenue per subscriber resulting from future changes in the number of MDU subscribers relative to SFU subscribers.

     Separately, the Company has identified approximately 33,000 subscribers with delinquent balances to whom it does not expect to provide service in the future. Of these subscribers, approximately 20,700 were "soft disconnect" subscribers who, as of December 31, 1996, had past due account balances. Soft disconnect subscribers are subscribers who are past due on their bills and are not receiving service whose equipment has not been recovered. The remaining approximate 12,300 subscribers were active subscribers at December 31, 1996 that the Company has disconnected or intends to disconnect during the first quarter of 1997. The Company has written off all 33,000 subscribers and the accounts receivable related to such subscribers as of December 31, 1996. In addition, the Company has written off as a charge to depreciation expense, the unamortized balance of capitalized labor, sales commissions and non-recoverable equipment related to such subscribers.

     Generally, the Company defines an "active subscriber" as a subscriber receiving programming service with an outstanding receivable balance of less than 60 days past due or a subscriber that has a pay-out plan with the Company. In no event will a subscriber with an outstanding balance greater than 90 days past due be counted in the Company's subscriber base.

     Including the year-end subscriber write-off and the change in methodology for reporting MDU subscribers, the Company's monthly churn rate was 9.6% and 4.1% for the fourth quarter and year ended December 31, 1996, versus 2.0% for the third quarter ended September 30, 1996. Excluding the subscriber write-offs and methodology changes for reporting MDU subscribers, and on a comparable basis with prior periods, the Company's average monthly churn rate was 3.0% and 2.2% for the fourth quarter and year ended December 31, 1996, versus 1.7% for the third quarter ended September 30, 1996.

INCOME TAX MATTERS

     The Company and certain of its subsidiaries will file a consolidated Federal income tax return. Subsidiaries in which the Company owns less than 80% of the voting stock will file separate Federal income tax returns. The Company has had no material state or Federal income tax expense since inception. As of December 31, 1996, the Company had approximately $68.1 million in net operating losses for U.S. Federal for tax purposes, expiring in years 2008 through 2011. The Company estimates that approximately $38 million of the above losses relate to various acquisitions and as such are subject to certain limitations. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of loss carryforwards that a company can use to offset future income upon the occurrence of certain changes in ownership. As a result of the investment in the Company by Hunt Capital Group, L.L.C., the Company's initial public offering of its common stock in April 1994 and other transactions discussed more fully in
Note 6 of the notes to the consolidated financial statements, the Company has undergone more than a 50% change in ownership. Management does not anticipate any significant limitation on the use of the Company's net operating losses as a result of such change in ownership.

INFLATION

     Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

FUTURE OPERATING RESULTS

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

     The Company is currently in the process of reviewing and evaluating all of its business operations, processes and systems and the Company has engaged Arthur Andersen L.L.P. and others to assist the Company in this effort. In addition, the Company is currently in the process of identifying 15 to 20 Existing Systems to target for aggressive marketing and subscriber growth.
While the Company plans to increase its subscriber base during 1997, the rate of increase cannot be estimated with precision or certainty. In addition, the Company cannot quantify the potential impact on its 1997 financial performance resulting from the implementation of expense reductions, new business processes and management information systems. Furthermore, successful selection, marketing and operating of the 15 to 20 Existing Systems targeted for aggressive growth will have a significant impact on the Company's 1997 operating and financial performance.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Heartland Wireless Communications, Inc. and Subsidiaries

                                                                     PAGE

       Independent Auditors' Report                                   F-1

       Consolidated Balance Sheets as of December 31, 1996 and 1995   F-2

       Consolidated Statements of Operations for the

        Three Years Ended December 31, 1996                           F-3

       Consolidated Statements of Stockholders' Equity for the

        Three Years Ended December 31, 1996                           F-4

       Consolidated Statements of Cash Flow for the

        Three Years Ended December 31, 1996                           F-5

       Notes to Consolidated Financial Statements                     F-7



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the fiscal year ended December 31, 1996, and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 16, 1997, captioned "Election of Directors," "Executive Officers" and "Disclosure Pursuant to
Section 16 of the Exchange Act."


ITEM 11.    EXECUTIVE COMPENSATION


     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the fiscal year ended December 31, 1996, and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or before June 16, 1997, captioned "Meetings of the Board of Directors and Committees of the Board of Directors; Compensation of Directors" and "Executive Compensation Related Information."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT


     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the fiscal year ended December 31, 1996, and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 16, 1997, captioned "Security Ownership of Certain Beneficial Owners, Directors and Management."


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the fiscal year ended December 31, 1996, and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 16, 1997, captioned "Certain Transactions and Relationships."


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  Documents Filed as Part of the Report

            1.   Financial Statements

     The following financial statements are filed as part of this Form 10-K:

                                                                                                        Page
      Independent Auditors' Report.....................................................................  F-1
      Consolidated Balance Sheets as of December 31, 1996 and 1995.....................................  F-2
      Consolidated Statements of Operations for the three years ended December 31, 1996................  F-3
      Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996......  F-4
      Consolidated Statements of Cash Flows for the three years ended December 31, 1996................  F-5
      Notes to Consolidated Financial Statements.......................................................  F-7

            2.   Financial Statement Schedules

The following financial statement schedules are filed as part of this Form
10-K:

                                                                                                        Page
      Independent Auditors' Report.....................................................................  S-1
      Schedule II -- Valuation and Qualifying Accounts -- Three years ended December 31, 1996..........  S-2

  Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

            3.  Exhibits

 2.1   Letter Agreement regarding formation of the Registrant (filed as Exhibit
       2.1 as the Registrant's Registration Statement on Form S-1, File No. 33-74244 (the "Form S-1"), and incorporated herein by reference)

 2.2 Supplement to Letter Agreement regarding formation of the Registrant (filed as Exhibit 2.2 to the Form S-1 and incorporated herein by reference)

 3.1   Restated Certificate of Incorporation of the Registrant (filed as
       Exhibit 3.1 to the Form S-1 and incorporated herein by reference)

 3.2 Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

 4.1 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-04263) and incorporated herein by reference

 4.2 Revised Form of Nontransferable Incentive Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit
       4.2 to the Registrant's Registration Statement on Form S-4, File No. 33-91930 (the "February 1996 Form S-4")and incorporated herein by reference)

 4.3 Revised Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as
       Exhibit 4.3 to the February 1996 Form S-4 and incorporated herein by reference)

 4.4 1994 Stock Option Plan for Non-Employee Directors of the Registrant (filed as Exhibit 4.4 to the Form S-1 and incorporated herein by reference)

 4.5 Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (filed as Exhibit 4.5 to the Form S-1 and incorporated herein by reference)

 4.6 Indenture between the Registrant and First Trust of New York, National Association , as Trustee (the "Trustee") (filed as Exhibit 4.20 to the Registrant's Registration Statement on Form S-4, File No. 333-12577 (the "December 1996 Form S-4") and incorporated herein by reference)

 4.7 Supplemental Indenture dated as of December 9, 1996, between the Registrant and the Trustee (filed as Exhibit 4.21 to the December 1996 Form S-4 and incorporated herein by reference)

 4.8   Heartland Wireless Communications, Inc. 401(k) Plan (filed as Exhibit
       4.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-05943) and incorporated herein by reference)

*10.1  Standard Form of MMDS License Agreement

*10.2  Standard Form of ITFS License Agreement

10.3 Form of Indemnity Agreement between the Registrant and each of its directors (filed as Exhibit 10.3 to the Form S-1 and incorporated herein by reference)

10.4 Noncompetition Agreement between the Registrant and J.R. Holland, Jr. (filed as Exhibit 10.4 to the Form S-1 and incorporated herein by reference)

 10.5 Noncompetition Agreement between the Registrant and David E. Webb (filed as Exhibit 10.5 to the Form S-1 and incorporated herein by reference)

 10.6 Noncompetition Agreement between the Registrant and John R. Bailey (filed as Exhibit 10.6 to the Form S-1 and incorporated herein by reference)

 10.7 Noncompetition Agreement between the Registrant and Randy R. Hendrix (filed as Exhibit 10.7 to the Form S-1 and incorporated herein by reference)

 10.8 Noncompetition Agreement between the Registrant and L. Allen Wheeler (filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference)

 10.9 Building Lease Agreement dated June 1, 1990, between Wireless Communications, Inc. and The Federal Building, Inc. (filed as Exhibit
        10.13 to the 1994 Form 10-K and incorporated herein by reference)

 10.10 Building Lease Agreement dated January 2, 1995, between the Registrant and W&W Commercial Group, L.L.C. (filed as Exhibit 10.14 to the 1994 Form 10-K and incorporated herein by reference)

 10.11 Building Lease Agreement dated May 1, 1994, between Wireless Communications, Inc. and The Federal Building, Inc.

 10.12 Purchase Agreement among the Registrant, BT Securities and Lazard (filed as Exhibit 10.17 to the February 1995 Form S-4 and incorporated herein by reference)

 10.13 Building Lease Agreement dated November 20, 1995, between the registrant and the Federal Building, Inc. (filed as Exhibit 10.18 to the February 1996 Form S-4 and incorporated herein by reference)

 10.14 Office Lease dated April 10, 1996 between Merit Office Portfolio Limited Partnership and the Registrant for the Registrant's Plano, Texas office (filed as Exhibit 10.1 to the Form 10-Q Quarterly Report for the quarter ended June 30, 1996 ("June 1996 Form 10-Q") and incorporated herein by reference)

 10.15 Sublease Agreement dated June 14, 1996 between the Registrant and CS Wireless (filed as Exhibit 10.2 to the June 1996 Form 10-Q and incorporated herein by reference)

*10.16 Building Lease Agreement dated February 1, 1996, as amended June 1, 1996, between Registrant and National Horizon Development, L.C.

  *21   List of Subsidiaries

  *23   Consent of KPMG Peat Marwick LLP

  *27   Financial Data Schedule

      * Filed herewith.

      (b) Reports on Form 8-K

      During the fourth quarter of the year ended December 31, 1996, the Company filed the following reports on Form 8-K:

          (i) Current Report on Form 8-K dated December 20, 1996 with respect to the sale of $125 million of its 14% Senior Notes.

           (ii) Current Report on Form 8-K dated November 22, 1996 regarding third quarter financial results.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Heartland Wireless Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1(d) to the consolidated financial statements, the Company changed its method of accounting for the direct costs and installation fees related to subscriber installations in 1995.


                                            KPMG Peat Marwick LLP


Dallas, Texas
March 24, 1997

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                       (in thousands, except share data)


                                 Assets                                       1996        1995
                                 ------                                    ----------  ----------
Current assets:
 Cash and cash equivalents                                                  $ 79,596    $ 23,143
 Restricted assets - investment in debt securities (note 3)                   21,215      12,324
 Subscriber receivables, net of allowance for doubtful accounts of
  $5,468 in 1996 and $961 in 1995                                              5,382       2,544
 Prepaid expenses and other                                                    1,586       1,583
 Assets held for sale (note 8)                                                     -       2,200
                                                                           ---------   ---------
   Total current assets                                                      107,779      41,794
                                                                           ---------   ---------
Investments in affiliates, at equity (notes 8 and 9)                          68,095      14,077
Systems and equipment, net (notes 2, 3 and 8)                                145,797      60,649
License and leased license investment, net of accumulated
 amortization of $7,127 in 1996 and $1,095 in 1995 (note 8)                  129,725      60,421
Excess of cost over fair value of net assets acquired, net of accumulated
 amortization of $1,691 in 1996 and $283 in 1995 (notes 4 and 8)              28,220       4,411
Restricted assets - investment in debt securities (note 3)                     8,792       6,415
Note receivable from affiliate (note 8)                                       16,275           -
Other assets, net                                                             10,681      17,638
                                                                           ---------   ---------
                                                                            $515,364    $205,405
                                                                           =========   =========
                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
 Accounts payable                                                           $  9,804    $  6,863
 Accrued expenses and other liabilities                                       20,936       3,345
 Current portion of long-term debt (note 3)                                    1,188         765
                                                                           ---------   ---------
   Total current liabilities                                                  31,928      10,973
                                                                           ---------   ---------
Long-term debt, less current portion (note 3)                                302,350     140,887
Deferred income taxes (note 6)                                                     -       1,628
Minority interests in subsidiaries (note 4)                                      239         229
Stockholders' equity (note 5):
 Common stock, $.001 par value; authorized 50,000,000 shares,
  issued 19,584,229 shares in 1996 and 12,611,131 shares in 1995                  20          13
 Additional paid-in capital                                                  261,652      71,165
 Accumulated deficit                                                         (80,551)    (19,490)
 Treasury stock at cost, 10,252 shares in 1996                                  (274)          -
                                                                           ---------   ---------
   Total stockholders' equity                                                180,847      51,688
Commitments and contingencies (notes 7 and 11)
                                                                           ----------  ---------
                                                                            $515,364    $205,405
                                                                           =========   =========

See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                      Three years ended December 31, 1996

                       (in thousands, except share data)



                                                    1996        1995       1994
                                                 -----------  ---------  --------
Revenues                                           $ 56,017   $ 15,300   $ 2,229
                                                 ----------   --------   -------
Operating expenses:
 Systems operations                                  21,255      4,893       762
 Selling, general and administrative                 42,435     11,887     4,183
 Depreciation and amortization                       39,323      6,234     1,098
                                                 ----------   --------   -------
    Total operating expenses                        103,013     23,014     6,043
                                                 ----------   --------   -------
    Operating loss                                  (46,996)    (7,714)   (3,814)
Other income (expense):
 Interest income                                      3,811      2,860       380
 Interest expense                                   (21,977)   (13,717)     (590)
 Equity in losses of affiliates (notes 8 and 9)     (18,612)    (1,369)     (387)
 Other income (expense), net (note 8)                 4,981       (247)     (227)
                                                 ----------   --------   -------
    Total other income (expense)                    (31,797)   (12,473)     (824)
                                                 ----------   --------   -------
    Loss before income taxes and extraordinary
     item                                           (78,793)   (20,187)   (4,638)
Income tax benefit (note 6)                          28,156      4,285     1,595
                                                 ----------   --------   -------
    Loss before extraordinary item                  (50,637)   (15,902)   (3,043)
Extraordinary item - loss on extinguishment
 of debt, net of tax (note 3)                       (10,424)      --        --
                                                 ----------   ---------  --------
    Net loss                                       $(61,061)  $(15,902)  $(3,043)
                                                 ==========   ========   =======
Loss per common share:
 Loss before extraordinary item                    $  (2.74)  $  (1.34)  $  (.30)
 Extraordinary item                                    (.57)      --        --
                                                 ----------   ---------  --------
    Net loss                                       $  (3.31)  $  (1.34)  $  (.30)
                                                 ==========   ========   =======

See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                      Three years ended December 31, 1996

                       (in thousands, except share data)


                                    Common stock     Additional
                                 -------------------   paid-in    Accumulated  Treasury
                                   Shares    Amount    capital      deficit     stock       Total
                                 ----------  ------  -----------  -----------  --------  -----------
Balance, December 31, 1993        8,000,000     $ 8     $  5,030    $   (545)    $   -     $  4,493
Issuance of common stock
 pursuant to initial public
 offering (note 5)                2,415,000       2       22,350           -         -       22,352
Issuance of common stock for
 acquisitions (note 4)              694,280       1        6,278           -         -        6,279
Net loss                                  -       -            -      (3,043)        -       (3,043)
                                 ----------  ------  -----------  ----------   -------   ----------
Balance, December 31, 1994       11,109,280      11       33,658      (3,588)        -       30,081
Issuance of common stock for
 minority interest acquisitions
 (note 4)                           338,121       1        5,263           -         -        5,264
Issuance of common stock for
 acquisitions (note 8)            1,122,730       1       21,999           -         -       22,000
Issuance of warrants (note 3)             -       -        4,200           -         -        4,200
Exercise of stock options            41,000       -          396           -         -          396
Gain on equity investment, net
 of taxes of $3,318 (note 8)              -       -        5,649           -         -        5,649
Net loss                                  -       -            -     (15,902)        -      (15,902)
                                 ----------  ------  -----------  ----------   -------   ----------
Balance, December 31, 1995       12,611,131      13       71,165     (19,490)        -       51,688
Issuance of common stock for
 acquisitions (note 8)            6,923,788       7      184,840           -      (274)     184,573
Exercise of stock options
 warrants and other, including
 tax benefit                         49,310       -          658           -         -          658
Gain on equity investment, net
 of taxes of $2,931 (note 8)              -       -        4,989           -         -        4,989
Net loss                                  -       -            -     (61,061)        -      (61,061)
                                 ----------  ------  -----------  ----------   -------   ----------
Balance, December 31, 1996       19,584,229     $20     $261,652    $(80,551)    $(274)    $180,847
                                 ==========  ======  ===========  ==========   =======   ==========

See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Three years ended December 31, 1996

                                 (in thousands)


                                                                 1996         1995        1994
                                                              -----------  -----------  ---------
Cash flows from operating activities:
 Net loss                                                       $(61,061)    $(15,902)  $ (3,043)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                  39,323        6,234      1,098
   Deferred income tax benefit                                   (29,240)      (4,285)    (1,595)
   Debt accretion and debt issuance cost amortization              4,331        4,467        301
   Equity in losses of affiliates                                 18,612        1,369        387
   Gain on sale of assets                                         (5,279)         (43)       (16)
   Extraordinary item - debt extinguishment                        4,253            -          -
   Changes in assets and liabilities, net of acquisitions:
    Subscriber receivables                                        (2,568)      (2,109)       (57)
    Prepaid expenses and other                                      (414)        (955)      (656)
    Accounts payable, accrued expenses and other liabilities       9,289        4,750      4,292
                                                              ----------   ----------   --------
     Net cash provided by (used in) operating activities         (22,754)      (6,474)       711
                                                              ----------   ----------   --------
Cash flows from investing activities:
 Investment in affiliate                                          (3,050)      (5,426)   (12,431)
 Distribution from affiliate                                      58,340       10,000          -
 Proceeds from assets held for sale                               24,139        3,423          -
 Purchases of systems and equipment                              (93,298)     (43,151)   (12,415)
 Expenditures for licenses and leased licenses                    (2,382)      (2,883)    (3,354)
 Purchases of debt securities                                    (24,550)     (24,120)         -
 Proceeds from maturities of debt securities                      14,250        5,380          -
 Acquisitions, net of cash acquired                               (7,618)     (38,723)   (16,300)
 Other                                                                 -         (953)         -
                                                              ----------   ----------   --------
     Net cash used in investing activities                       (34,169)     (96,703)   (46,500)
                                                              ----------   ----------   --------

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                 (in thousands)


                                                            1996          1995         1994
                                                        -------------  -----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock and warrants        $      -       24,596      22,352


 Proceeds from long-term debt                                141,350       95,800      40,150
 Payment of debt issuance costs and consent fees             (12,973)      (5,948)     (2,395)
 Payments on long-term debt                                  (13,017)           -           -
 Proceeds from short-term borrowings and notes payable         6,700        3,070      10,409
 Payments on short-term borrowings and notes payable          (9,233)      (3,243)    (11,947)
 Other                                                           549           59      (1,609)
                                                        ------------   ----------   ---------
     Net cash provided by financing activities               113,376      114,334      56,960
                                                        ------------   ----------   ---------
Net increase in cash and cash equivalents                     56,453       11,157      11,171
Cash and cash equivalents at beginning of year                23,143       11,986         815
                                                        ------------   ----------   ---------
Cash and cash equivalents at end of year                    $ 79,596     $ 23,143    $ 11,986
                                                        ============   ==========   =========
Cash paid for interest                                      $ 14,434     $  6,362    $    297
                                                        ============   ==========   =========

See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Three years ended December 31, 1996

                  (tables in thousands, except per share data)


(1)  General and Summary of Significant Accounting Policies

    (a)  Description of Business

         Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems, primarily in small to mid-size markets located in the central United States. The Company currently has systems in operation in 56 markets.

         Wireless cable television is a new industry within the highly competitive pay television industry. The Company's cable television systems face or may face competition from several sources, such as traditional hard-wire cable companies, satellite master antenna television systems, direct broadcast satellite and other alternate methods of distributing and receiving television transmissions. As the telecommunications industry continues to evolve, the Company may face additional competition from new providers of entertainment and data services. There can be no assurance that the Company will compete successfully with existing or potential competitors in the pay television industry.

         The growth of the Company's business requires substantial investment on a continuing basis to finance capital expenditures related to subscriber growth and system development. The Company believes that its cash and cash equivalents and cash generated from operations will be sufficient to fund the Company's operations and expansion at least through the first quarter of 1998. Additional funds will be necessary to complete the launch, build-out and expansion of all of the Company's wireless cable systems and to bring such systems to a mature state. Such sources of funding may be financed in whole or in part directly by the Company through debt or equity financings, joint ventures, the sale and/or exchange of existing wireless cable channel rights, or other arrangements. There can be no assurance that the Company will achieve positive cash flow from operations, that the Company will consummate the sale of any wireless cable channel rights or that sufficient debt or equity financing will be available to the Company. In addition, subject to restrictions under its outstanding debt, the Company may pursue other opportunities to acquire additional wireless cable channel rights and businesses that may utilize the capital currently expected to be available for its current markets. The amount and timing of the Company's future capital requirements will depend upon a number of factors, including programming costs, equipment costs, marketing costs, staffing levels, subscriber growth and competitive conditions, many of which are beyond the control of the Company. Failure to obtain any required additional financing could materially affect the growth, cash flow or earnings/loss of the Company.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




    (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

    (c)  Investments in Debt Securities

         Investments in debt securities at December 31, 1996 consist of U.S. Treasury Notes which mature periodically through April 15, 1998. The Company has the ability and intent to hold these investments until maturity and, accordingly, has classified these investments as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost, adjusted for amortization of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity investment as an adjustment to yield using the effective interest method. A decline in market value of the Company's investments below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. As of December 31, 1996 and 1995, gross unrealized gains and losses related to the Company's investments in debt securities were not material.

    (d)  Systems and Equipment

         Systems and equipment are stated at cost and include the cost of transmission equipment as well as subscriber installations. In the third quarter of 1995, the Company changed, effective January 1, 1995, its method of accounting for the direct costs and installation fees related to subscriber installations to achieve a better matching of its revenues and expenses. Pursuant to the change, the Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and overhead charges, and direct commissions. Such capitalized costs are amortized on a subscriber-by-subscriber basis over the useful life of the asset for the recoverable portion of such costs and the estimated average subscription term (presently four years) for the nonrecoverable portion of such costs. Any unamortized balance of the non-recoverable portion of the cost of a subscriber installation is fully depreciated upon subscriber disconnect and the related cost and accumulated depreciation are removed from the balance sheet.

         Prior to the accounting change, the Company's policy was to expense all direct commissions associated with subscriber installations and to recognize as revenue all installation fees to the extent of selling costs (including direct commissions) incurred to obtain subscribers. Historically, such selling costs have exceeded installation fees. In addition, upon subscriber disconnect, the Company continued to depreciate the full capitalized installation cost subsequent to the disconnection. The Company has not presented the cumulative effect of the

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)



         change in accounting because the effect of this change on periods prior to January 1, 1995 was not material. In addition, the results of operations for any prior annual period would not differ materially from results under the new method of accounting. The effect of this change on the results of operations for the year ended December 31, 1995 was to decrease net loss by approximately $1.1 million ($.09 per common share).

         Depreciation and amortization of systems and equipment are recorded on a straight-line basis for financial reporting purposes over useful lives ranging from 4 to 10 years. Repair and maintenance costs are charged to expense when incurred; renewals and betterments are capitalized.

         Equipment awaiting installation consists primarily of accessories, parts and supplies for subscriber installations and is stated at the lower of average cost or market.

    (e)  License and Leased License Investment

         License and leased license investment includes costs incurred to acquire and/or develop wireless cable channel rights. Costs incurred to acquire channel rights issued by the Federal Communications Commission ("FCC") are deferred and amortized ratably over an estimated useful life of 15 years beginning with inception of service in each respective market. As of December 31, 1996, approximately $39.5 million of the license and leased license investment was not yet subject to amortization.

    (f)  Excess of Cost over Fair Value of Net Assets Acquired

         The excess of cost over fair value of net assets acquired is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of excess of cost over fair value of net assets acquired will be impacted if estimated future operating cash flows are not achieved.

    (g)  Long-Lived Assets

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be

                                                               (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)



         generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing or competition. As a result, the carrying amounts of long-lived assets, including excess of cost over fair value of net assets acquired, could be reduced by amounts which would be material to the financial statements.

         In the fourth quarter of 1996, the Company reduced its estimates of the useful lives of the nonrecoverable portion of subscriber installation costs, license and leased license investment, and excess of cost over fair value of net assets acquired. The amortization period related to the nonrecoverable portion of subscriber installation costs was reduced from six years to four years to correspond to the Company's current estimate of its average subscription term. The estimated useful life of license and leased license investment and excess of cost over fair value of net assets acquired was reduced from 20 years to 15 years. The effect of this change in estimate was to increase 1996 depreciation and amortization expense by $3.4 million and increase 1996 net loss by $2.2 million and $.12 per share.

    (h)  Investments in Affiliates

         The Company uses the equity method of accounting for investments in affiliates where the ability to exercise significant influence over such entities exists.


    (i)  Revenue Recognition

         Revenues from subscribers are recognized in the period of service.

    (j)  Systems Operations

         Systems operations expenses consist principally of programming fees, channel lease costs, tower rental and other costs of providing services.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




    (k)  Income Taxes

         Deferred income taxes are recognized for the tax consequences in future years of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    (l)  Sales of Subsidiary and Affiliate Stock

         Gains and losses from the sales of capital stock by the Company's majority-owned subsidiaries and affiliates accounted for using the equity method are recognized as equity transactions in consolidation.

    (m)  Net Loss Per Common Share

         Net loss per common share is based on the net loss applicable to common stock divided by the weighted average number of common shares outstanding of 18,473,000 for the year ended December 31, 1996, 11,866,000 for the year ended December 31, 1995 and 10,041,000 for the year ended December 31, 1994.

         Shares issuable upon exercise of stock options, warrants and convertible debt are antidilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

    (n)  Statements of Cash Flows

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         During the year ended December 31, 1995, the Company entered into capital leases and noncompetition agreements of $872,000 and $315,000, respectively. During the year ended December 31, 1996, the Company entered into capital leases and a noncompetition agreement of $676,000 and $750,000, respectively.

    (o)  Stock Option Plans

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)



         the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

    (p)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Systems and Equipment

    Systems and equipment consists of the following at December 31, 1996 and 1995:


                                                             1996       1995
                                                          ----------  --------
    Equipment awaiting installation                         $ 14,114   $10,052
    Subscriber premises equipment and installation costs      98,289    30,437
    Transmission equipment and system construction costs      43,309    22,180
    Office furniture and equipment                             6,858     2,054
    Buildings and leasehold improvements                       1,604       423
                                                          ----------  --------
                                                             164,174    65,146
    Accumulated depreciation and amortization                 18,377     4,497
                                                          ----------  --------
                                                            $145,797   $60,649
                                                          ==========  ========

    As of December 31, 1996, equipment awaiting installation and approximately $225,000 of transmission equipment and system construction costs were not yet subject to depreciation.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




(3) Long-term Debt

    Long-term debt at December 31, 1996 and 1995 consists of the following:


                                                   1996        1995
                                                ----------  ----------
            Convertible Notes                     $ 48,239    $ 44,174
            13% Senior Notes                       111,565      96,010
            14% Senior Notes                       125,000
            Other notes payable                     18,734       1,468
                                                ----------  ----------
                                                   303,538     141,652
            Less current portion                     1,188         765
                                                ----------  ----------
                                                  $302,350    $140,887
                                                ==========  ==========

    On November 30, 1994, the Company consummated the private placement of $40,150,000 in gross proceeds of 9% Convertible Subordinated Discount Notes (the "Convertible Notes") pursuant to the terms of a Note Purchase Agreement. The Convertible Notes accrete at a rate of 9% compounded semiannually, to an aggregate principal amount of $62.4 million at November 30, 1999. Thereafter, interest accrues at the rate of 9% per annum and is payable semiannually from November 30, 1999 or earlier upon the occurrence of a Material Default (as defined in the Note Purchase Agreement). The Convertible Notes mature on November 1, 2004 and are subordinated as to all existing and future indebtedness of the Company other than indebtedness that is expressly subordinated to the Convertible Notes.

    At the option of a holder, the Convertible Notes are convertible into common stock of the Company at $15.34 per share (the "Conversion Price"). The Convertible Notes are redeemable at the option of the Company at any time on or after November 30, 1999 at 100% of the principal amount at maturity plus accrued and unpaid interest. However, such redemption right is only available if the market price of the Company's common stock exceeds 150% of the Conversion Price for a specified trading period.

    In April 1995, the Company consummated a private placement of 100,000 units consisting of $100 million aggregate principal amount of 13% Senior Notes due 2003 (the "13% Senior Notes") and 600,000 warrants to purchase an equal number of shares of common stock at an exercise price of $19.525 per share. The warrants are exercisable beginning April 1996 and terminate in April 2000. For financial reporting purposes, the warrants were valued at $4.2 million. In March 1996, the Company consummated a private placement of an additional $15 million aggregate principal amount of the 13% Senior Notes. The 13% Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 1999 at redemption prices ranging from 105.6% to 100% of par. Interest on the 13% Senior

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)



    Notes is payable semiannually on April 15 and October 15 of each year. The Company placed a portion of the net proceeds realized from the sales of the 13% Senior Notes into an escrow account for the payment of two years of interest on the 13% Senior Notes. The amounts placed in the escrow account have been invested in U.S. Treasury Notes. As of December 31, 1996, the escrow account amounted to $7.3 million and will be utilized to fund the April 15, 1997 interest payment on the 13% Senior Notes.

    In March 1996, the FCC concluded an auction for the award of initial commercial wireless cable licenses for 487 basic trading areas ("BTAs") and six additional BTA-like geographic areas around the country (the "BTA Auction"). The Company was the winning bidder in 93 BTAs at a total cost of approximately $19.8 million. Under the terms of the BTA Auction, the Company remitted a $1.0 million deposit at the commencement of the BTA Auction and, because the Company qualified as a "small business" for purposes of the BTA Auction, subsequently has been required to remit only 20% of the total committed amount (less the $1.0 million deposit), or approximately $3.0 million. The remaining 80% of the committed amount, or approximately $15.8 million, bears interest at 9.5% and will be paid over a 10-year period commencing in the fourth quarter of 1996. The Company will be required to make quarterly interest payments for the first two years and quarterly payments of principal and interest over the remaining eight years.

    Pursuant to the CS Wireless Transaction (as hereinafter defined), CS Wireless Systems, Inc. ("CS Wireless") will reimburse the Company for all amounts paid in the BTA Auction relating to 12 BTAs awarded to the Company at a total cost of approximately $5.3 million. As of December 31, 1996, CS Wireless had reimbursed the Company approximately $1.1 million. The remaining amount owed to the Company of $4.4 million has been included in the investment in affiliates at December 31, 1996.

    In December 1996, the Company consummated a private placement of $125,000,000 aggregate principal amount of 14% Senior Notes due 2004 (the "14% Senior Notes"). The 14% Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 15, 2002 at redemption prices ranging from 102.333% to 100% of par. Interest on the 14% Senior Notes is payable semiannually on April 15 and October 15 of each year. The Company placed $22 million of the net proceeds realized from the sale of the 14% Senior Notes into an escrow account for the payment of the first three interest payments on the 14% Senior Notes. The amounts placed in the escrow account have been invested in U.S. Treasury Notes. As of December 31, 1996, the escrow account amounted to $22.3 million and will be utilized to fund the April 1997, October 1997 and April 1998 interest payments on the 14% Senior Notes.

    The 13% Senior Notes, 14% Senior Notes and Convertible Notes contain covenants that, among other things, prohibit or limit the ability of the Company and its subsidiaries to pay dividends, to sell or lease channel rights, to make certain acquisitions and incur certain indebtedness.

    In September 1995, the Company engaged in the solicitation of consents from the holders of the 13% Senior Notes to amend certain provisions of the indenture to permit the Company to consummate the Wireless One Transaction, the CableMaxx, AWS and Technivision Acquisitions and the CS Wireless Transaction (as hereinafter defined) and additionally amend certain definitions and

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)



    covenants. The proposed amendments to the indenture became effective as of October 2, 1995 upon the execution of a supplemental indenture. The Company paid an aggregate of $955,000 to consenting holders in October 1995.

    In October 1996, the Company engaged in the solicitation of consents from the holders of its 13% Senior Notes to permit the Company to (1) issue the 14% Senior Notes and (2) amend certain definitions and covenants in the 13% Senior Note indentures related to, among other things, additional financing and investment opportunities. As consideration for the consents, the Company paid each holder who consented to the amendments $60 for each $1,000 principal amount of 13% Senior Notes held by such holder. The Company paid $5 of the consent payment upon the execution of a supplemental indenture and $55 of the consent payment upon consummation of the offering related to the 14% Senior Notes.

    During December 1996, the Company consummated its private placement of the 14% Senior Notes and amended certain definitions and covenants in the 13% Senior Note indentures. As a result of a substantive modification of the terms of the debt due to the amount of consent fees paid, the transaction has been treated as an extinguishment of the 13% Senior Notes.
    Accordingly, for financial reporting purposes, the 13% Senior Notes have been treated as having been extinguished and reissued upon the consummation of the offering of the 14% Senior Notes, and recorded at their estimated fair value as of such date. The write-off of debt issuance costs of $5.3 million related to the 13% Senior Notes, the consent payments and certain other costs of $7.3 million, and the decrease in the 13% Senior Notes of $1.1 million to reflect their estimated fair value have been recorded as an extraordinary loss of $11.5 million, net of tax of $1.1 million.

    The Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As a result of its leverage and in order to repay existing indebtedness, the Company will be required to generate substantial operating cash flow. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company.

    Aggregate maturities of long-term debt as of December 31, 1996 for the five years ending December 31, 2001 are as follows: 1997 - $1.2 million; 1998 - $1.4 million; 1999 - $2.2 million; 2000 - $1.6 million; and 2001 - $1.7 million.

(4) Minority Interests

    In connection with the development of certain wireless cable television markets, the Company sold stock in certain of its subsidiary companies principally for cash. In addition to providing a portion of the cash necessary for market development, the sales of subsidiary stock were intended to provide for local community involvement and ownership in the related wireless cable systems.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




    In April 1994, the Company acquired all of the outstanding minority ownership interests held by the minority interest owner in six of the Company's majority-owned subsidiaries in exchange for the issuance by the Company of 650,000 restricted shares of common stock. As a result of the acquisition, the six subsidiaries became wholly-owned subsidiaries of the Company. Additionally, at various dates during 1994, the Company acquired minority interests in certain other subsidiaries for an aggregate of approximately $1.6 million in cash and 44,280 restricted shares of common stock. The acquisitions of the minority ownership interests in 1994 were accounted for using the purchase method of accounting. For financial reporting purposes, the total purchase price was approximately $7,882,000 and assumed a value per share of $8.93 to $10.75 for the restricted shares. A deferred tax liability of approximately $2.6 million was recorded for differences between the assigned values and the tax bases of assets and liabilities recognized in the acquisition of the minority interests. A corresponding amount has been recorded as excess of cost over fair value of net assets acquired.

    In March 1995, the Company issued an aggregate of 304,038 registered shares of common stock in exchange for minority interests in 21 subsidiaries (17 of which are now wholly-owned). The acquisitions of the minority interests in 1995 were accounted for using the purchase method of accounting. For financial reporting purposes, the total purchase price was approximately $5.1 million, including out-of-pocket expenses of approximately $500,000.
    A deferred tax liability of approximately $1.4 million was recorded for differences between the assigned values and the tax bases of assets and liabilities recognized in the acquisitions of the minority interests. A corresponding amount has been recorded as excess of cost over fair value of net assets acquired.

(5)  Stockholders' Equity

    (a)  Public Offering

         In April 1994, the Company completed an initial public offering of 2,100,000 shares of its common stock. In June 1994, the Company sold an additional 315,000 shares of common stock upon exercise by the underwriters of their over-allotment option. The aggregate net proceeds to the Company were approximately $22.4 million.

    (b)  Stock Options

         In April 1994, the Company adopted the 1994 Employee Stock Option Plan which, as amended in May 1996, provides for the granting of options to purchase a maximum of 1,950,000 shares of common stock. Options may be granted to key employees at exercise prices of not less than 100% of the fair market value of the common stock on the date of grant. Options typically vest over a five-year period (although options granted to certain employees were 40% vested upon grant and vest an additional 20% per year over a three-year period) and expire at the end of option periods of not more than seven years.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




         During 1994, the Company also adopted the 1994 Stock Option Plan for Non-Employee Directors which provides for the granting of options to purchase a maximum of 50,000 shares of common stock. Generally, each non-employee director will be granted on an annual basis an option to acquire 2,000 shares of common stock at exercise prices equal to the fair market value of the common stock on the date of grant. Options granted generally become exercisable in 25% cumulative annual installments beginning one year from the date of grant and expire at the end of option periods of not more than seven years.

         At December 31, 1996, there were 717,500 additional shares available for grant under the plans. The per-share weighted-average fair value of stock options granted during 1996 and 1995 was $10.82 and $7.56 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: expected dividend yield 0%, risk-free interest rate of 6.5% in 1996 and 6.75% in 1995, volatility of 36% and expected lives of five years.

         The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                       1996       1995
                                                     ---------  ---------
               Net loss as reported                  $(61,061)  $(15,902)
               Net loss per share as reported           (3.31)     (1.34)
               Net loss pro forma                    $(66,622)  $(18,707)
               Net loss per share pro forma             (3.61)     (1.58)

         Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three to five years and compensation cost for options granted prior to January 1, 1995 is not considered.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




         The following table summarizes the activity in stock options under these plans:


                                             Number     Weighted average
                                           ----------  ------------------
                                           of options    exercise price
                                           ----------  ------------------
          Granted                              543           $10.54
          Cancelled                           (130)           10.50
                                             -----
         Outstanding at December 31, 1994      413            10.55
          Granted                              371            16.73
          Exercised                            (41)           10.50
                                             -----
         Outstanding at December 31, 1995      743            13.64
          Granted                              514            25.09
          Exercised                            (40)           10.50
          Cancelled                            (16)           24.41
                                             -----
         Outstanding at December 31, 1996    1,201            18.50
                                             =====

         The following table summarizes information about stock options outstanding at December 31, 1996:


                                       Options Outstanding                             Options Exercisable
                    -------------------------------------------------------   --------------------------------------
                                         Weighted-Average     Weighted-
    Range of        Number Outstanding     Remaining       Average Exercise   Number Exercisable    Weighted-Average
Exercise Prices       at 12/31/96        Contractual Life       Price            at 12/31/96         Exercise Price
----------------    ------------------  -----------------  ----------------   ------------------    ----------------
$10.50 to 15.75         604,000             4.7 years           $12.21             373,800              $11.93
 15.76 to 23.64         139,500             5.8                  22.20              22,400               22.12
 23.65 to 29.25         458,000             6.2                  33.19                   -                   -
                      ---------                                                    -------
$10.50 to 29.25       1,201,500             5.4                 $18.50             396,200              $12.51
                      =========                                                    =======

         At December 31, 1995, the number of options exercisable was 279,800 and the weighted-average exercise price of those options was $11.71.

(6) Income Taxes

    Income tax benefit related to continuing operations of $28.2 million, $4.3 million and $1.6 million for the years ended December 31, 1996, 1995 and 1994, respectively, consists of a deferred tax benefit. In addition, deferred income tax benefit of $1.1 million and $110,000 was allocated to the extraordinary item and stockholders' equity, respectively, for the year ended December 31, 1996.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




    Income tax benefit for the years ended December 31, 1996, 1995 and 1994 differed from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as a result of the following:


                                   1996       1995      1994
                                 ---------  --------  --------
Computed "expected" tax benefit  $(27,578)  $(7,065)  $(1,623)
 Amortization of goodwill             521       104        27
 Loss for which no tax benefit
  was recognized                        -     3,190       104
 Other                             (1,099)     (514)     (103)
                                 --------   -------   -------
                                 $(28,156)  $(4,285)  $(1,595)
                                 ========   =======   =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                             1996        1995
                                         ------------  --------
Deferred tax assets:
 Net operating loss carryforwards           $ 25,200   $ 6,988
 Investments in affiliates                       263       841
 Subscriber receivables                        1,970         -
 Debt restructuring                            1,574         -
 Other                                           124        18
                                         -----------   -------
   Total gross deferred tax assets            29,131     7,847
 Less valuation allowance                    (20,011)   (3,981)
                                         -----------   -------
   Net deferred tax assets                     9,120     3,866
                                         -----------   -------
Deferred tax liabilities:
 License and leased license investment        (8,308)   (3,990)
 Systems and equipment                          (812)   (1,504)
                                         -----------   -------
   Total gross deferred tax liabilities       (9,120)   (5,494)
                                         -----------   -------
   Net deferred tax liability               $      -   $(1,628)
                                         ===========   =======

    The net changes in the total valuation allowance for the years ended December 31, 1996 and 1995 were increases of $16.0 million and $3.2 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, the Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)



    As of December 31, 1996, the Company has approximately $68 million of federal income tax loss carryforwards which expire in years 2008 through 2011. The Company estimates that approximately $38 million of the above losses relate to various acquisitions and are subject to certain limitations.

(7)  Leases and FCC Licenses

    The Company is dependent on leases with third parties for most of its wireless cable channel rights. Under FCC rules, the base term of each lease cannot exceed the term of the underlying FCC license. FCC licenses for wireless cable channels generally must be renewed every ten years, and there is no automatic renewal of such licenses. The use of such channels by the lessors is subject to regulation by the FCC and, therefore, the Company's ability to continue to enjoy the benefits of these leases is dependent upon the lessors' continuing compliance with applicable regulations. The remaining initial terms of most of the Company's channel leases range from 5 to 10 years, although certain of the Company's channel leases have initial terms expiring in the next several years. Most of the Company's leases grant the Company a right of first refusal to purchase the channels after the expiration of the lease if FCC rules and regulations so permit, provide for automatic renewal of the lease term upon FCC renewal of the license and/or require the parties to negotiate lease renewals in good faith. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company. Channel rights lease agreements generally require payments based on the greater of specified minimums or amounts based upon various subscriber levels. Additionally, FCC licenses also specify construction deadlines, which, if not met, could result in the loss of the license. Requests for additional time to construct may be filed and are subject to review pursuant to FCC rules.

    Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin payments upon grant of the channel rights. Channel rights lease expense was $3.3 million, $2.1 million and $167,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company also has certain operating leases for office space, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was $3.5 million, $436,000 and $205,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




    Future minimum lease payments due under channel rights leases and other noncancellable operating leases at December 31, 1996 are as follows (in thousands):


               Channel     Other
Year ending    rights    operating
December 31,   leases     leases
------------  ---------  ---------
1997            $ 3,028    $ 4,558
1998              3,043      4,099
1999              3,046      3,593
2000              3,046      1,173
2001              2,855        478
              ---------  ---------
                $15,018    $13,901
              =========  =========

(8)  Acquisitions/Dispositions

    (a)  RuralVision Joint Venture

         In August 1994, RuralVision Joint Venture ("RuralVision Joint Venture"), a newly-formed general partnership in which each of the Company and Cross Country Wireless, Inc. ("Cross Country") had a 50% interest, purchased certain assets (the "Rural Vision Assets"), including five operating wireless cable systems and channel rights in approximately 100 markets, from RuralVision Central, Inc. and RuralVision South, Inc. (collectively, "RuralVision"). The aggregate purchase price of approximately $50 million for the RuralVision Assets was comprised of a $46 million note bearing interest at the rate of 8% per annum (the "RuralVision Note") and approximately $4 million of acquisition-related costs paid primarily by the Company and Cross Country.

         In December 1994, the Company acquired an operating wireless cable system and wireless cable channel rights in 37 other markets from RuralVision Joint Venture for an aggregate purchase price of $14 million in cash. The Company allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities.

         In January 1995, the Company, Cross Country and RuralVision Joint Venture entered into the Venture Distribution Agreement, as a result of which the Company (i) paid an additional $4.32 million in satisfaction of 50% of the remaining balance of the RuralVision Note,
         (ii) paid $513,000 in satisfaction of 50% of the remaining balance of certain liabilities which RuralVision Joint Venture had assumed, (iii) paid transaction costs of $592,000, and (iv) received a distribution from RuralVision Joint Venture of an operating wireless cable system and wireless cable channel rights in 36 other markets with a carrying amount of approximately $17.4 million. As part of this transaction, the Company granted to Cross Country the right to

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)



         sell certain remaining RuralVision Joint Venture assets to the Company for $3.25 million in May 1995. Cross Country subsequently exercised its right to sell these assets to the Company and, as a consequence, the Company acquired such markets. In addition, in May 1995, the Company ceased to be a joint venturer in RuralVision Joint Venture.

         In connection with the Company's allocation of the purchase price of the acquisition in December 1994, the Company identified wireless cable channel rights in certain markets which management expected to sell and classified $12.5 million of such assets as assets held for sale. Based on management's analysis of additional assets to be sold that were included in the assets distributed to the Company as part of the January 27, 1995 Venture Distribution Agreement, the assets held for sale increased to $21.5 million. During 1995, losses of $265,000 related to the assets held for sale (consisting primarily of rental expense under channel rights lease agreements) were excluded from the statement of operations and accounted for as an adjustment to the carrying amount of assets held for sale. The Company received cash and notes of approximately $11 million and $2.2 million during 1995 and 1996, respectively, related to the assets held for sale. The remaining portion of assets originally classified as held for sale has been allocated to the net assets of the respective markets based on management's decision to retain such markets.

    (b)  Wireless One Transaction

         In October 1995, the Company contributed certain assets and related liabilities with respect to two operating wireless cable systems and certain other wireless cable markets in Texas, Louisiana, Alabama, Georgia and Florida to Wireless One, Inc. ("Wireless One") for consideration consisting of approximately 35% of the outstanding common stock of Wireless One and approximately $10 million of notes (the "Wireless One Transaction"). In October 1995, Wireless One completed an initial public offering of 3,000,000 shares of its common stock and, concurrently therewith, consummated the sale of $150.0 million in gross proceeds of 13% Senior Notes due 2003. As a result and pursuant to the merger agreement, Wireless One repaid the $10
         million of notes from the proceeds of the offerings.   As a result of
         the initial public offering of Wireless One, the Company's investment in Wireless One increased by $8,967,000 and its ownership interest decreased to approximately 26%. Such increase (net of tax of $3,318,000) has been recorded by the Company as additional paid-in capital in the accompanying 1995 consolidated statement of stockholders' equity. During 1996, Wireless One completed additional equity transactions which increased the Company's investment in Wireless One by $7.9 million and decreased its ownership interest to approximately 20%. Such increase (net of tax of $2.9 million) has been recorded by the Company as additional paid-in capital in the accompanying 1996 consolidated statement of stockholders' equity.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




    (c)  CableMaxx, AWS and Technivision Acquisitions

         Effective February 23, 1996, the Company acquired all the assets and liabilities and succeeded to the businesses of American Wireless Systems, Inc. and CableMaxx, Inc. and acquired substantially all of the assets and certain of the liabilities and succeeded to all of the businesses of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and Three Sixty Corp., the successor to Technivision, Inc., for an aggregate of 6,757,000 shares of the Company's common stock (the aforementioned five transactions are collectively referred to herein as the "CableMaxx, AWS and Technivision Acquisitions").

         The CableMaxx, AWS and Technivision Acquisitions were accounted for as a purchase. The aggregate purchase price of approximately $190 million has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. Excess purchase price over the fair value of net assets acquired will be amortized on a straight-line basis over 15 years.

    (d)  CS Wireless Transaction

         Effective February 23, 1996, immediately following the closing of the CableMaxx, AWS and Technivision Acquisitions, the Company, CAI Wireless Systems, Inc. ("CAI") and CS Wireless consummated the CS Wireless Participation Agreement pursuant to which the Company contributed a substantial portion of the assets received in the CableMaxx, AWS and Technivision Acquisitions and certain other assets to CS Wireless (the "CS Wireless Transaction"). Simultaneously with the contribution of such assets by the Company to CS Wireless, CAI also contributed to CS Wireless certain wireless cable television assets.

         In connection with the CS Wireless Transaction, the Company received
         (i) shares of CS Wireless common stock constituting approximately 35% of the outstanding shares of CS Wireless common stock, (ii) approximately $28.3 million in cash paid at closing, (iii) a promissory note in the principal sum of $25.0 million payable on or before nine months from the closing and secured by proceeds of a contemplated issuance by CS Wireless of senior discount notes (which note has been prepaid) and (iv) a promissory note in the sum of $15.0 million (the "CS Wireless Note") payable ten years from closing and prepayable from asset sales and certain other events. The interest rate on the CS Wireless Note increases from 10% to 15% if such note is not repaid within one year of issuance, with interest accruing and added to the balance annually. No cash interest will be paid on the CS Wireless Note until the senior discount notes of CS Wireless have been paid in full. CS Wireless, CAI and the Company are in the process of completing certain post-closing net working capital calculations. Components of such calculations include the relative accounts payable, accounts receivable and related working capital assets of the contributed systems, the number of granted channels represented and actually contributed to CS Wireless for each market, the amount of any increase or decrease in the number of subscribers in each contributed system from the number of

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)



         subscribers stated in the CS Wireless Participation Agreement and related factors. On November 8, 1996, CS Wireless made an initial payment of $5 million in cash to the Company that will be applied to the final amount owed to the Company pursuant to the CS Wireless Transaction. Following the completion of all calculations, additional payments of cash and/or shares of CS Wireless common stock are expected to be made to the Company by CS Wireless and/or CAI.

    (e)  Other Acquisitions/Dispositions

         In December 1994, the Company acquired an operating wireless cable system in the Lindsay, Oklahoma market for $2.3 million in cash. In May 1995, the Company purchased an operating wireless cable system in the Lubbock, Texas market for approximately $5.4 million in cash and wireless cable channel rights in the Tulsa, Oklahoma market for approximately $2 million in cash and forgiveness of a $2 million note receivable (see note 10).

         In July 1995, the Company privately placed 1,029,707 shares of its common stock to RuralVision Joint Venture in exchange for $20,000,000 in cash. Immediately subsequent to the issuance of the shares to RuralVision Joint Venture, the Company acquired substantially all of the remaining assets of RuralVision Joint Venture, consisting primarily of wireless cable systems located in Lykens, Ohio; Paragould, Arkansas; Sikeston, Missouri and channel rights in additional markets located in five states for $20,000,000 in cash (the "Cross Country Acquisition").

         In January 1996, the Company acquired an operating wireless cable television system in Champaign, Illinois for approximately $2.1 million in cash and sold two nonoperating wireless cable markets for approximately $2.2 million in cash. No gain or loss was recognized on the sale of the two nonoperating markets.

         In May 1996, the Company consummated the sale of the Memphis and Flippin, Tennessee wireless cable markets for approximately $5.4 million in cash, resulting in a gain of $.4 million related to the sale of the Flippin market. No gain or loss was recognized on the sale of the Memphis market.

         In June 1996, the Company sold the wireless cable channel rights in Los Angeles, California for $8.95 million in cash at closing and $750,000 in notes and deferred payments. The notes and deferred payments were paid subsequent to December 31, 1996. No gain or loss was recognized on the sale of the Los Angeles wireless cable channel rights.

         In June 1996, the Company acquired operating wireless cable systems in George West and Kingsville, Texas for $350,000 in cash and 126,601 unregistered shares of the Company's common stock.

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




         In July 1996, the Company consummated the sale of wireless cable channel rights in Adairsville, Powers Crossroads and Rutledge, Georgia to CS Wireless for total consideration of approximately $7.2 million in cash, resulting in a gain of $4.8 million.

         In August 1996, the Company acquired an operating wireless cable system in Gainesville/Rosston, Texas for approximately $1 million in cash and $1.4 million in notes secured by the assets acquired.

         All acquisitions have been accounted for as purchases, and operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

         The Company allocated the purchase prices of the acquisitions consummated in 1996, 1995 and 1994 discussed above to the assets acquired and liabilities assumed based on estimated fair values of such assets and liabilities as follows:


                                                  1996        1995        1994
                                                ---------  ----------  -----------
         Working capital (deficit)              $(19,790)    $   858       $    88
         Assets held for sale                     11,819           -        12,638
         Systems and equipment                    19,489       6,784         1,912
         License and leased license investment
          and goodwill                            88,292      43,856         1,662
         Deferred income taxes                   (24,851)     (1,404)            -
                                                --------   ---------   -----------
            Total purchase price                $ 74,959     $50,094       $16,300
                                                ========   =========   ===========

    (f)  Pro Forma Information (Unaudited)

         Summarized below is the unaudited pro forma information for the years ended December 31, 1996 and 1995 as if the acquisitions/transactions discussed above had been consummated as of the beginning of 1996 and 1995, after giving effect to certain adjustments, including amortization of intangibles and selected income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.


                                         Year ended December 31
                                        ------------------------
                                           1996         1995
                                        -----------  -----------
             Revenues                     $ 58,353     $ 16,584
             Net loss                      (82,594)     (17,546)
             Net loss per common share       (4.17)       (1.40)


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




    (g)  Pending Acquisitions

         The Company has entered into a nonbinding letter of intent to acquire one wireless cable operating system in Iowa and wireless cable assets in one market in each of Nebraska and Montana from CS Wireless. In addition, the Company has agreed to sell to CAI certain wireless cable assets in Portsmouth, New Hampshire. The Company will receive approximately 267,000 shares of common stock of CS Wireless as its portion of the consideration for such assets. Also, the Company has entered into an agreement with a third-party in which the parties agreed to exchange certain wireless cable channel rights and related assets. Each of the above agreements is subject to customary closing conditions. The Company anticipates that these agreements will be consummated on or before June 30, 1997, although there can be no assurance that any of these transactions will be consummated.

(9)  Investments in Affiliates

    Investments in affiliates consists of approximately 20% of the common stock of Wireless One and approximately 34% of the common stock of CS Wireless. Wireless One and CS Wireless develop, own and operate wireless cable television systems primarily in the southeast and central United States, respectively. The unamortized portion of the difference between the Company's investment in CS Wireless and the Company's share of net assets of CS Wireless is $7.2 million at December 31, 1996. Such amount is being amortized over 15 years based on CS Wireless' estimated useful life of license and leased license investment. As of December 31, 1996, the Company's investment in CS Wireless includes amounts due to the Company from CS Wireless for certain BTAs (see note 3) and an additional receivable, in the amount of $4.4 million and $.4 million, respectively.

    Summary combined financial information for Wireless One and CS Wireless as of and for the years ended December 31, 1996 and 1995 follows:


                          1996        1995
                       ----------  ----------
Current assets         $ 241,560   $ 129,363
Current liabilities       30,071       7,279
                       ---------   ---------
Working capital          211,489     122,084
Systems and equipment    125,592      14,267
Other assets             439,855      70,170
Long-term debt          (570,386)   (150,871)
                       ---------   ---------
Stockholders' equity   $ 193,428   $  55,650
                       =========   =========


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




`

             1996        1995
          ----------  -----------
Revenues     $34,103       $1,410
          ==========  ===========
Net loss     $68,197       $7,692
          ==========  ===========

(10) Related Party Transactions

     The Company leases office space from entities owned by certain current and former officers and directors of the Company for which the expense amounted to approximately $187,000 in 1996, $66,000 in 1995 and $22,000 in 1994.


     The Company paid $97,000 in 1996, $52,000 in 1995 and $51,000 in 1994 to an
     affiliate of an officer and director of the Company for certain administrative services. During 1995, an entity owned by a director of the Company was paid $44,000 for certain marketing services. The Company paid $57,000 in 1995 to an entity owned by a director for certain consulting services. The Company paid $244,000 in 1994 to various affiliates for services performed in connection with the development of wireless cable television systems or the acquisition of wireless cable channel rights.

     In 1996, in exchange for the delivery of certain equipment and receipt of a promissory note in the principal amount of $400,000, the Company acquired a 10% interest in a limited liability company formed to acquire and operate wireless cable channel rights and operating systems in Chile. An affiliate of a former employee of the Company holds a 22% interest in such limited liability company.

     In 1996, the Company purchased a paging franchise and related equipment for intra-Company use from an entity owned by certain current and former directors and officers of the Company for $123,000.

     In December 1994, the Company entered into an agreement with a stockholder and its affiliate pursuant to which the Company loaned $2 million to the stockholder secured by 300,000 shares of the Company's common stock owned by the stockholder and all of the affiliate's assets in and to the Tulsa, Oklahoma wireless cable market. The loan bore interest at 12% per annum with all accrued interest and the outstanding principal balance being repaid in June 1995. In addition, in December 1994, the affiliate granted to the Company an option for the Company to acquire the Tulsa, Oklahoma wireless cable market. The purchase price of $4 million paid upon the exercise of the option in May 1995 included forgiveness of the note receivable (see note 8).

(11) Commitments and Contingencies

     The Company has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums.

     The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or operating results.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




(12) Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                          1996                    1995
                                 ----------------------  ----------------------
                                  Carrying      Fair      Carrying      Fair
                                   amount      value       amount      value
                                 ----------  ----------  ----------  ----------
Restricted assets - investments
 in debt securities               $ 30,007    $ 28,802    $ 18,739    $ 18,626
Note receivable from affiliate      16,275      16,275           -           -
Long-term debt                    (303,538)   (303,538)   (141,652)   (170,745)

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         Cash and cash equivalents, accounts receivable and accounts payable:
         The carrying amounts of these assets and liabilities approximate fair value because of the short maturity of these instruments.

         Investments in debt securities: The fair values of debt securities are based on quoted market prices at the reporting date for those investments.

         Long-term debt: The fair values of the Company's 13% Senior Notes, 14% Senior Notes and Convertible Notes are based on market quotes obtained from dealers.

         Note receivable from affiliates: The carrying amount of this asset approximates fair value since the interest rates equate to market rate of interest.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)




(13) Quarterly Financial Data (Unaudited)

    The following summarizes the Company's unaudited quarterly results of operations for 1996:


                                           March 31   June 30   September 30  December 31
                                           --------  ---------  ------------  -----------
Year ended December 31, 1996:
 Revenues                                  $ 9,512   $ 13,801       $15,651     $ 17,053
 Operating loss                             (3,410)    (5,644)       (7,176)     (30,766)
 Loss before extraordinary item             (8,244)   (10,404)       (5,443)     (26,546)
 Net loss                                   (8,244)   (10,404)       (5,443)     (36,970)
 Loss per share before extraordinary item     (.54)      (.54)         (.28)       (1.36)
 Net loss per share                           (.54)      (.54)         (.28)       (1.89)

    During the fourth quarter of 1996, the Company recorded bad debt expense and associated depreciation of nonrecoverable costs of $5.2 million and $5.2 million, respectively, related to certain subscribers with past due balances which the Company has disconnected or intends to disconnect during the first quarter of 1997. In addition, during the fourth quarter of 1996, the Company recorded additional expense of $2.5 million related to changes in estimated programming costs, a write-down of certain subscriber equipment of $2.3 million and a write-down of license and leased license investment of $1.6 million.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1997.


                            HEARTLAND WIRELESS COMMUNICATIONS, INC.



                            By:   /s/ JOHN A. FANNING
                                ----------------------------------------------
                                John A. Fanning
                                Interim President and Chief Executive Officer, Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 29th day of March, 1997, by the following persons in the capacities indicated:



    Signature                                    Title
-----------------------  -----------------------------------------------------

/s/ JOHN A. FANNING      Interim President and Chief Executive Officer and
-----------------------    Acting Chief Financial Officer (Principal
 John A. Fanning           Executive Officer and Principal Financial Officer)


/s/ DAVID D. HAGEY       Vice President, Controller and Assistant Secretary
-----------------------    (Principal Accounting Officer)
   David D. Hagey

/s/ J. R. HOLLAND, JR.   Director
-----------------------
  J. R. Holland, Jr.

/s/ ALVIN H. LANE        Director
-----------------------
  Alvin H. Lane

/s/ DENNIS M. O'ROURKE   Director
-----------------------
 Dennis M. O'Rourke

                         Director
-----------------------
 John A. Sprague

/s/ L. ALLEN WHEELER     Director
-----------------------
 L. Allen Wheeler

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Heartland Wireless Communications, Inc.:


Under the date of March 24, 1997, we reported on the consolidated balance sheets of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the Company's annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



     KPMG Peat Marwick LLP



Dallas, Texas
March 24, 1997

                                                                     Schedule II

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                                 (In thousands)




                                            Additions
                                     ------------------------
                         Balance at  Charged to                            Balance at
                         beginning   costs and    Charged to                 end of
      Description        of period    expenses      other      Deductions    period
-----------------------  ----------  ----------  ------------  ----------  ----------
Year ended December 31,
 1996:
  Allowance for
   doubtful accounts         $  961      $7,295     $  169(a)    $(2,957)      $5,468
                         ==========  ==========  =========     =========   ==========
  Valuation allowance
   for deferred tax
   assets                    $3,981      $    -     $5,319(b)    $     -       $9,300
                         ==========  ==========  =========     =========   ==========
Year ended December 31,
 1995:
  Allowance for
   doubtful accounts         $  123      $  838     $    -       $     -       $  961
                         ==========  ==========  =========     =========   ==========
  Valuation allowance
   for deferred tax
   assets                    $  791      $    -     $3,190(b)    $     -       $3,981
                         ==========  ==========  =========     =========   ==========
Year ended December 31,
 1994:
  Allowance for
   doubtful accounts         $   25      $   72     $   26(c)    $     -       $  123
                         ==========  ==========  =========     =========   ==========
  Valuation allowance
   for deferred tax
   assets                    $  183      $    -     $  608(b)    $     -       $  791
                         ==========  ==========  =========     =========   ==========

(a) Allocation of assets from the CableMaxx and Technivision acquisitions.
(b) Recognized as a component of federal income tax benefit.
(c) Allocation of assets from the purchase of certain assets from RuralVision.

                                EXHIBIT INDEX


EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------
 2.1   Letter Agreement regarding formation of the Registrant (filed as Exhibit
       2.1 as the Registrant's Registration Statement on Form S-1, FIle No.
       33-74244 (the "Form S-1"), and incorporated herein by reference)

 2.2   Supplement to Letter Agreement regarding formation of the Registrant
       (filed as Exhibit 2.2 to the Form S-1 and incorporated herein by reference)

 3.1   Restated Certificate of Incorporation of the Registrant (filed as
       Exhibit 3.1 to the Form S-1 and incorporated herein by reference)

 3.2 Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

 4.1 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No.
       333-04263) and incorporated herein by reference

 4.2 Revised Form of Nontransferable Incentive Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit
       4.2 to the Registrant's Registration Statement on Form S-4, File No.
       33-91930 (the "February 1996 Form S-4")and incorporated herein by reference)

 4.3 Revised Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as
       Exhibit 4.3 to the February 1996 Form S-4 and incorporated herein by reference)

 4.4   1994 Stock Option Plan for Non-Employee Directors of the Registrant
       (filed as Exhibit 4.4 to the Form S-1 and incorporated herein by reference)

 4.5   Form of Stock Option Agreement under the 1994 Stock Option Plan for
       Non-Employee Directors of the Registrant (filed as Exhibit 4.5 to the
       Form S-1 and incorporated herein by reference)

 4.6   Indenture between the Registrant and First Trust of New York, National
       Association , as Trustee (the "Trustee") (filed as Exhibit 4.20 to the
       Registrant's Registration Statement on Form S-4, File No. 333-12577 (the
       "December 1996 Form S-4") and incorporated herein by reference)

 4.7   Supplemental Indenture dated as of December 9, 1996, between the
       Registrant and the Trustee (filed as Exhibit 4.21 to the December 1996
       Form S-4 and incorporated herein by reference)

 4.8   Heartland Wireless Communications, Inc. 401(k) Plan (filed as Exhibit
       4.3 to the Registrant's Registration Statement on Form S-8 (File No.
       333-05943) and incorporated herein by reference)

*10.1  Standard Form of MMDS License Agreement

*10.2  Standard Form of ITFS License Agreement

10.3 Form of Indemnity Agreement between the Registrant and each of its directors (filed as Exhibit 10.3 to the Form S-1 and incorporated herein by reference)

10.4   Noncompetition Agreement between the Registrant and J.R.  Holland, Jr.
       (filed as Exhibit 10.4 to the Form S-1 and incorporated herein by reference)


EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------
 10.5   Noncompetition Agreement between the Registrant and David E.  Webb
        (filed as Exhibit 10.5 to the Form S-1 and incorporated herein by reference)

 10.6   Noncompetition Agreement between the Registrant and John R.  Bailey
        (filed as Exhibit 10.6 to the Form S-1 and incorporated herein by reference)

 10.7   Noncompetition Agreement between the Registrant and Randy R.  Hendrix
        (filed as Exhibit 10.7 to the Form S-1 and incorporated herein by reference)

 10.8   Noncompetition Agreement between the Registrant and L.  Allen Wheeler
        (filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference)

 10.9   Building Lease Agreement dated June 1, 1990, between Wireless
        Communications, Inc. and The Federal Building, Inc. (filed as Exhibit
        10.13 to the 1994 Form 10-K and incorporated herein by reference)

 10.10 Building Lease Agreement dated January 2, 1995, between the Registrant and W&W Commercial Group, L.L.C. (filed as Exhibit 10.14 to the 1994
        Form 10-K and incorporated herein by reference)

 10.11  Building Lease Agreement dated May 1, 1994, between Wireless
        Communications, Inc. and The Federal Building, Inc.

 10.12 Purchase Agreement among the Registrant, BT Securities and Lazard (filed as Exhibit 10.17 to the February 1995 Form S-4 and incorporated herein by reference)

 10.13 Building Lease Agreement dated November 20, 1995, between the registrant and the Federal Building, Inc. (filed as Exhibit 10.18 to the February
        1996 Form S-4 and incorporated herein by reference)

 10.14  Office Lease dated April 10, 1996 between Merit Office Portfolio Limited
        Partnership and the Registrant for the Registrant's Plano, Texas office
        (filed as Exhibit 10.1 to the Form 10-Q Quarterly Report for the quarter ended June 30, 1996 ("June 1996 Form 10-Q") and incorporated herein by reference)

 10.15  Sublease Agreement  dated June 14, 1996 between the Registrant and CS
        Wireless (filed as Exhibit 10.2 to the June 1996 Form 10-Q and incorporated herein by reference)

*10.16  Building Lease Agreement dated February 1, 1996, as amended June 1,
        1996, between Registrant and National Horizon Development, L.C.

  *21   List of Subsidiaries

  *23   Consent of KPMG Peat Marwick LLP

  *27   Financial Data Schedule

     * Filed herewith.

     (b) Reports on Form 8-K

     During the fourth quarter of the year ended December 31, 1996, the Company filed the following reports on Form 8-K:

          (i) Current Report on Form 8-K dated December 20, 1996 with respect to the sale of $125 million of its 14% Senior Notes.


         (ii) Current Report on Form 8-K dated November 22, 1996 regarding third quarter financial results.