Form 10-K/A
period 1996-12-31
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1997-04-30
CIK 917707

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
(MARK ONE)
     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                       or

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-23694

                    HEARTLAND WIRELESS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        73-1435149
(State or other jurisdiction of incorporation or                 (I.R.S. employer
                 organization)                                 identification no.)

         200 CHISHOLM PLACE, SUITE 200,                               75075
                  PLANO, TEXAS                                      (Zip code)
    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 423-9494

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                (TITLE OF CLASS)
                    Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form
10-K/A.  [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $28,722,637, based on the closing price of the registrant's common stock, $.001 par value per share (the "Common Stock"), on April 25, 1997, as reported on the Nasdaq Stock Market's National Market.

     The number of outstanding shares of Common Stock as of April 25, 1997, was 19,666,027.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                    HEARTLAND WIRELESS COMMUNICATIONS, INC.

            FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    3
Item 2.     Properties..................................................   19
Item 3.     Legal Proceedings...........................................   19
Item 4.     Submission of Matters to a Vote of Security Holders.........   19
                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   20
Item 6.     Selected Financial Data.....................................   21
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   22
Item 8.     Financial Statements and Supplementary Data.................   31
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   31
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   31
Item 11.    Executive Compensation......................................   34
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   38
Item 13.    Certain Relationships and Related Transactions..............   39
                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   40

                             INTRODUCTORY STATEMENT

     The registrant hereby amends and restates its Annual Report on Form 10-K for the year ended December 31, 1996 in its entirety for the purpose of including the information required by Part III (Items 10, 11, 12 and 13) which the registrant previously anticipated incorporating by reference from the registrant's definitive proxy statement to be delivered to stockholders in connection with its 1997 Annual Meeting of Stockholders. This Annual Report on Form 10-K/A makes no other substantive changes to the Form 10-K previously filed by the registrant.

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

     Wireless cable programming is transmitted through the air via microwave frequencies from a transmission facility to a small receiving antenna at each subscriber's location, which generally requires a direct, unobstructed line-of-sight from the transmission facility to the subscriber's receiving antenna, by utilizing up to 195 megahertz ("MHz") of radio spectrum allocated by the FCC for ITFS and MDS service (each as defined herein), both of which comprise the spectrum used for providing commercial wireless cable service. See "Business -- Regulatory Environment." Traditional hard-wire cable systems also transmit signals from a transmission facility, but deliver the signal to a subscriber's location through an extensive network of coaxial cable and amplifiers. Because wireless cable systems do not require such an extensive cable network, wireless cable operators such as the Company can provide subscribers with a high quality picture and a reliable signal resulting in fewer transmission disruptions at a lower system capital cost per installed subscriber than traditional hard-wire cable systems.

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

     The 1996 Telecommunications Act. In February 1996, the Telecommunications Act of 1996 (the "1996 Telecommunications Act") was enacted. Pursuant to the 1996 Telecommunications Act, all cable programming service tier rate regulation will be eliminated after three years. In addition, for "small systems" (as defined in the 1996 Telecommunications Act) and under certain other circumstances, including cases where a cable system faces "effective competition," such rate regulation will be eliminated immediately. Until these sunset provisions go into effect, hard-wire cable operators will continue to be subject to rate regulations. The 1996 Telecommunications Act removes certain barriers to investment by telephone companies in hard-wire cable companies. The legislation lifts the current statutory cross-ownership ban contained in the Communications Act, which prevents a telephonecompany from using hard-wire facilities to provide cable television service to the same community where it provides telephone service. The statutory ban was never applied to a telephone company's investment in wireless cable. Telephone companies operating in the markets serviced by the Company were legally permitted to build, lease or purchase hard-wire cable systems and become competitors of the Company. Although the 1996 Telecommunications Act offered specific benefits and relief to the wireless cable industry including: (1) clarifying that wireless cable operators are not "common carriers" and therefore not subject to a number of regulations governing such licensees, and (2) directing the FCC to implement rules preempting municipalities' or local governments' regulations restricting wireless cable reception antennae, including restrictions of homeowners associations, the Company is currently unable to predict what effect these regulations may have on the Company. Direct broadcast satellite operators were afforded relief under the legislation in the form of an exemption from local taxes on their service. Wireless cable operators did not receive such an exemption; however, the wireless cable industry has continued to lobby Congress for a similar exemption.

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

                                                                                   NUMBER OF
                                                    ESTIMATED       ESTIMATED     SUBSCRIBERS
                                                      TOTAL       LINE-OF-SIGHT       AT
                EXISTING SYSTEMS                  HOUSEHOLDS(1)   HOUSEHOLDS(2)    12/31/96
                ----------------                  -------------   -------------   -----------
Ada, OK.........................................       23,348          21,013         4,483
Wichita Falls, TX...............................      102,928          97,783         4,744
Midland, TX.....................................      166,893         158,548         4,086
Abilene, TX.....................................      130,313         123,800         3,201
Lawton, OK......................................      102,777          97,638         7,252
Laredo, TX......................................      344,135         326,929         4,346
Enid, OK........................................       85,059          80,807         4,788
Lindsay, OK.....................................       57,628          51,865         3,469
Ardmore, OK.....................................       68,069          61,263         3,704
Mt. Pleasant, TX................................       35,268          31,742         2,879
Chanute, KS.....................................       56,109          50,810         4,856
Stillwater, OK..................................       76,917          69,225         5,760
Texarkana, TX...................................      147,371         132,634         1,850
Lubbock, TX.....................................      139,626         125,663         4,980
McLeansboro, IL.................................       91,458          82,312         1,965
Vandalia, IL....................................      127,329         114,596         2,217
Olney, IL.......................................       71,203          64,082         2,309
Taylorville, IL.................................      177,350         159,615         2,460
Peoria, IL......................................      317,703         285,933         2,079
Bucyrus, OH.....................................      254,160         228,744         1,459
Paragould, AR...................................      109,927          98,934         2,870
Sikeston, MO....................................      107,662          96,896         3,051
Manhattan, KS...................................       59,541          53,587         1,938
Olton, TX.......................................       36,669          34,836         1,399
O'Donnell, TX...................................       77,669          73,785         1,408
Monroe City/Lakenan, MO.........................       76,686          69,017         2,199
Sherman/Denison, TX.............................      105,576          95,019         8,663
Freeport, IL....................................      200,291         150,218         1,884
Paris, TX.......................................       58,378          52,540         3,666
Strawn/Ranger, TX...............................       36,212          32,591         1,326
Corsicana/Athens, TX............................       72,619          65,357         2,485
Champaign, IL...................................      211,583         190,425         3,695
Austin, TX......................................      389,958         350,962        15,470
Waco, TX........................................      113,234         101,911         6,071
Temple/Killeen, TX..............................      120,216         108,194         9,872

                                                                                   NUMBER OF
                                                    ESTIMATED       ESTIMATED     SUBSCRIBERS
                                                      TOTAL       LINE-OF-SIGHT       AT
                EXISTING SYSTEMS                  HOUSEHOLDS(1)   HOUSEHOLDS(2)    12/31/96
                ----------------                  -------------   -------------   -----------
Corpus Christi, TX..............................      144,805         130,324        14,735
Hamilton, TX....................................       44,291          39,862         3,283
Marion, KS......................................       74,337          66,903         1,805
Sterling, Kansas................................       81,484          73,336         1,539
Macomb/Walnut Grove, IL.........................      142,457         128,211         2,356
Tulsa, OK.......................................      353,392         318,053         7,789
George West, TX.................................       28,135          25,322         1,943
Kingsville/Falfurrias, TX.......................       39,396          35,457         1,251
Uvalde/Sabinal, TX..............................       16,585          14,926           955
Medicine Lodge/Anthony, KS......................       16,588          14,929         1,062
Gainesville, TX.................................       87,788          79,010           951
Jourdanton/Charlotte, TX........................       34,410          30,969           941
Kerrville, TX...................................       27,547          24,792           339
Greenville, PA..................................      352,903         317,613           361
Jacksonville, IL................................       49,180          44,262           416
Radcilffe, IA(3)................................       77,356          73,101         1,819
Weatherford, OK.................................       33,017          31,367            87
Montgomery City, MO.............................       67,656          67,656           264
Beloit, KS......................................       40,599          36,539           142
Woodward, OK....................................       24,771          22,294           270
Watonga, OK.....................................       26,122          23,510           181
                                                    ---------       ---------       -------
          Total Existing Markets................    6,114,684       5,537,710       181,373
                                                    =========       =========       =======

                                                             ESTIMATED        ESTIMATED
                      FUTURE LAUNCH                            TOTAL        LINE-OF-SIGHT
                       MARKETS(4)                          HOUSEHOLDS(1)    HOUSEHOLDS(2)
                      -------------                        -------------    -------------
Altus, OK................................................       32,186           30,576
Amarillo, TX.............................................      190,779          181,241
Borger, TX...............................................       22,713           21,576
Bumet, TX................................................       26,991           24,291
Casper, WY...............................................       50,882           45,794
Cheyenne, WY.............................................       42,053           37,847
Columbia, MO.............................................      175,834          158,251
Crow, TX.................................................       74,996           67,497
Des Moines, IA...........................................      347,158          312,442
El Dorado, AR............................................       63,860           57,474
El Paso, TX..............................................      237,811          214,030
Elk City, OK.............................................       27,698           24,928
Fischer, TX..............................................      332,891          299,602
Flagstaff, AZ............................................       31,819           28,638
Forrest City, AR.........................................       58,424           43,819
Great Bend, KS...........................................       29,126           26,213
Hays, KS.................................................       67,328           60,595
Henryetta, OK............................................       35,093           31,584
Holdenville, OK..........................................       53,169           47,852
Kalispell, MT (3)........................................       33,263           29,937
Kossuth, TX..............................................       55,118           49,606
Lenapah, OK..............................................       55,284           49,755
Lufkin, TX...............................................      127,770          114,993
Mayfield, KY.............................................      189,337          170,403

                                                             ESTIMATED        ESTIMATED
                      FUTURE LAUNCH                            TOTAL        LINE-OF-SIGHT
                       MARKETS(4)                          HOUSEHOLDS(1)    HOUSEHOLDS(2)
                      -------------                        -------------    -------------
McAlester, OK(5).........................................       39,058           35,152
Miami, OK................................................       95,937           86,344
Muskogee, OK(6)..........................................       89,906           80,916
Ottawa/LaSalle, IL.......................................      259,678          233,710
Peaksville, MO...........................................       50,565           45,508
Ponca City, OK...........................................       45,257           40,731
Purdin, MO...............................................       29,173           26,256
Scottsbluff, NE (3)......................................       24,995           22,496
Searcy, AR...............................................       75,909           68,318
Seminole, OK.............................................       44,314           39,833
Shreveport, LA...........................................      225,031          191,276
Springfield, MO..........................................      241,182          217,064
Stromsberg, NE...........................................       36,554           31,071
Topeka, KS...............................................      257,509          231,759
Tyler, TX................................................      259,470          233,523
                                                            ----------        ---------
          Total-Future Markets...........................    4,136,121        3,712,901
                                                            ----------        ---------
          Total-All Company Markets......................   10,250,805        9,250,611
                                                            ==========        =========

---------------

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

RECENT EVENTS

     On March 29, 1997, John A. Fanning resigned as a director of the Company. Mr. Fanning remained as Interim President and Chief Executive Officer of the Company until April 24, 1997, when he was replaced by Carroll D. McHenry. On March 29, 1997, the remaining directors ratified and authorized a Search Committee comprised of Alvin H. Lane, Jr., Dennis M. O'Rourke and John A. Sprague to conduct a search for and hire a permanent Chief Executive Officer without further action from the Board of Directors. In connection therewith, Jupiter Partners, L.P., the holder of $40,150,000 gross proceeds of 9% convertible subordinated discount notes issued by the Company ("Convertible Notes"), and Hunt Capital Group, L.L.C. and L. Allen Wheeler, principal stockholders of the Company, stated their intention as security holders of the Company to nominate (or to request their respective designees to the Board of Directors of the Company to nominate), upon the selection of a permanent Chief Executive Officer, a slate of directors comprised of a representative of each of them, together with the permanent Chief Executive Officer and three (3) independent directors.

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


                                                              CLOSING SALE PRICE
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
Fiscal Year Ended December 31, 1995:
  First Quarter.............................................   $17.25     $11.75
  Second Quarter............................................   $24.25     $15.50
  Third Quarter.............................................   $25.75     $19.50
  Fourth Quarter............................................   $31.50     $27.00
Fiscal Year Ended December 31, 1996:
  First Quarter.............................................   $29.75     $23.00
  Second Quarter............................................   $28.63     $22.88
  Third Quarter.............................................   $25.25     $19.56
  Fourth Quarter............................................   $25.25     $11.75
Fiscal Year Ending December 31, 1997:
  First Quarter.............................................   $12.38     $ 2.13
  Second Quarter (through April 25, 1997)...................   $ 3.06     $ 1.88



     On April 25, 1997, the last reported sale price for the Common Stock as reported on the Nasdaq National Market was $2.13 per share. As of April 25, 1997, there were approximately 701 holders of record of the Common Stock.


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

                                                          YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                              1996        1995       1994       1993      1992
                                            --------    --------    -------    ------    ------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of operations data:
  Revenues................................  $ 56,017    $ 15,300    $ 2,229    $  869    $  205
  Operating expenses:
     Systems operations...................    21,255       4,893        762       321        36
     Selling, general and
       administrative.....................    42,435      11,887      4,183       647       148
     Depreciation and amortization........    39,323       6,234      1,098       138        35
                                            --------    --------    -------    ------    ------
          Total operating expenses........   103,013      23,014      6,043     1,106       219
                                            --------    --------    -------    ------    ------
  Operating loss..........................   (46,996)     (7,714)    (3,814)     (237)      (14)
  Interest expense, net...................   (18,166)    (10,857)      (210)      (73)       --
  Equity in losses of affiliates..........   (18,612)     (1,369)      (387)       --        --
  Other income (expense)..................     4,981        (247)      (227)      (96)      (37)
  Income tax benefit......................    28,156       4,285      1,595        --        --
                                            --------    --------    -------    ------    ------
  Loss before extraordinary item..........  $(50,637)   $(15,902)   $(3,043)   $ (406)   $  (51)
  Extraordinary item, net of tax
     benefit..............................   (10,424)         --         --        --        --
                                            --------    --------    -------    ------    ------
  Net loss................................  $(61,061)   $(15,902)   $(3,043)   $ (406)   $  (51)
                                            ========    ========    =======    ======    ======
  Loss before extraordinary item per
     common share.........................  $  (2.74)   $  (1.34)   $ (0.30)   $(0.05)   $(0.01)
  Extraordinary item per common share.....     (0.57)         --         --        --        --
                                            --------    --------    -------    ------    ------
  Net loss per common share...............  $  (3.31)   $  (1.34)   $ (0.30)   $(0.05)   $(0.01)
                                            ========    ========    =======    ======    ======
  Weighted average number of common shares
     outstanding..........................    18,473      11,866     10,011     8,000     8,000

                                                               DECEMBER 31,
                                            ---------------------------------------------------
                                              1996        1995       1994       1993      1992
                                            --------    --------    -------    ------    ------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance sheet data:
  Cash and cash equivalents...............  $ 79,596    $ 23,143    $11,986    $  815    $  165
  Total assets............................   515,364     205,405     77,921     8,665     2,268
  Long-term debt, including current
     portion..............................   303,538     141,652     40,506     1,593        --
  Total stockholders' equity..............   180,847      51,688     30,081     4,493     1,004

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................  F-2
Consolidated Statements of Operations for the Three Years
  Ended December 31, 1996...................................  F-3
Consolidated Statements of Stockholders' Equity for the
  Three Years Ended December 31, 1996.......................  F-4
Consolidated Statements of Cash Flow for the Three Years
  Ended December 31, 1996...................................  F-5
Notes to Consolidated Financial Statements..................  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The following paragraphs set forth certain information concerning the Company's directors at April 25, 1997, including any positions or offices held with the Company, directorships in other companies, their ages and the date each became a director:

     Carroll D. McHenry, 54, joined the Company as Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer in April 1997. For the past five years, Mr. McHenry was a senior executive at Alltel, Inc., a national communications holding company, most recently serving as President of Alltel's Communications Services Group, and serving as President of Alltel Mobile Communications, Inc. from 1992 to 1995. From 1991 to 1992, Mr. McHenry was Vice President of Cellular Business Development at Qualcomm, Inc. From 1989 to 1991, Mr. McHenry was President, Chief Executive Officer and Chairman of the Board of Celluland, Inc., a franchisor of cellular telephone stores. From 1980 to 1989, Mr. McHenry served in various capacities with Mobile Communications Corporation of America ("MCCA") and as President and Chief Executive Officer of American Cellular Communications, a joint venture between MCCA and BellSouth.

     J. R. Holland, Jr., 53, began advising the Company as a consultant in October 1992 and was Chairman of the Board of Directors from October 1993 until March 1997. Mr. Holland is a member of the Compensation Committee of the Board of Directors. Mr. Holland has been employed as President and Chief Executive Officer of Unity Hunt, Inc. since September 1991. Unity Hunt, Inc. is a large international, private holding company with interests in entertainment, cable television, retail, investments, real estate, natural resources and energy businesses. Mr. Holland is also the President and Chief Executive Officer of Hunt Capital Group, L.L.C. ("Hunt Capital"), the Company's largest single stockholder. See "Security Ownership of Certain Beneficial Owners and Management." From November 1988 to September 1991, Mr. Holland was Chairman of the Board and Chief Executive Officer of Nedinco, Inc., a large diversified, international holding company. Prior to that, Mr. Holland was President and a director of KSA Industries, Inc., a private, diversified company involved in entertainment, retail, transportation and energy businesses, and President and a director of Western Services International, Inc., a company involved in energy services, equipment and chemicals. Mr. Holland began his career with Booz-Allen & Hamilton, Inc., a major management consulting firm. In addition, Mr. Holland is currently a director of Placid Refining Company, Optical Securities Group, Inc., TNP Enterprises, Inc., Wireless One, Inc. and CS Wireless Systems, Inc.

     Alvin H. Lane, Jr., 54, became a director of the Company in January 1994. Mr. Lane is a member of the Audit Committee of the Board of Directors. In 1983, Mr. Lane founded, and since then has been the President of, Lane and Associates, a management consulting firm. Since October 1993, Mr. Lane has been the President of AHL Finance Company, L.L.C. From 1972 to 1983, Mr. Lane was the Chief Financial Officer and Secretary of the Dr Pepper Company. Mr. Lane is also Chairman of the Board of Love Bottling Company, a soft drink bottling franchise.

     Dennis M. O'Rourke, 54, became a director of the Company in January 1994. Mr. O'Rourke is a member of the Compensation Committee of the Board of Directors. In 1985, Mr. O'Rourke founded, and since then has been the Chairman of the Board and Chief Executive Officer of, O'Rourke Companies Inc., a human resources consulting firm. Prior to that, Mr. O'Rourke was employed in various capacities by Boise Cascade Corporation, American Hospital Supply Corporation and General Motors Corporation.

     John A. Sprague, 44, became a director of the Company in January 1995. Mr. Sprague is a member of the Compensation Committee of the Board of Directors. Since March 1994, Mr. Sprague has been the managing partner of Jupiter Partners L.P., an investment firm. See "Security Ownership of Certain Beneficial Owners, Directors and Management." From January 1993 until February 1994, Mr. Sprague was an independent investor. Prior to that, Mr. Sprague served as a General Partner of Forstmann Little & Co., an investment firm.

     L. Allen Wheeler, 64, a founder of the Company, has served as a director of the Company since its formation in September 1990 and was Vice Chairman of the Board of Directors from February 1996 until February 1997. From January 1997 until February 1997 Mr. Wheeler served as the acting President and Chief Executive Officer of the Company. Mr. Wheeler is a member of the Audit Committee of the Board of Directors. Mr. Wheeler has owned and managed diversified investments through Allen Wheeler Management, Inc., a personal holding company, for over 20 years. Mr. Wheeler's investments have emphasized the media/communications industries. Mr. Wheeler has been a shareholder, director and officer of several media/communications companies involved in network and independent television stations, AM and FM radio stations, paging and telephony.

     On March 29, 1997, the directors of the Company ratified and authorized the CEO Search Committee comprised of Alvin H. Lane, Jr., Dennis M. O'Rourke and John A. Sprague. It is currently contemplated that the slate of directors to be proposed by management at the 1997 Annual Meeting of Stockholders will consist of a representative of each of Jupiter Partners, L.P. ("Jupiter"), Hunt Capital and L. Allen Wheeler, together with Carroll D. McHenry and three (3) independent directors. See Item 1. "Business -- Recent Events."

IDENTIFICATION OF EXECUTIVE OFFICERS

     The following table sets forth the executive officers of the Company as of April 25, 1997. See "Identification of Directors" for a description of the business experience of Mr. McHenry.

                  NAME                    AGE                         POSITION
                  ----                    ---                         --------
Carroll D. McHenry......................  54     Chairman of the Board, President, Chief Executive
                                                 Officer and Acting Chief Financial Officer
Randall C. May..........................  35     Vice President -- Operations
Wayne M. Taylor.........................  51     Vice President -- Administration
Christopher P. Dailledouze..............  38     Vice President -- Technical Services
David D. Hagey..........................  36     Vice President, Controller and Assistant Secretary
J. Curtis Henderson.....................  34     Vice President, General Counsel and Secretary

     Randall C. May joined the Company in October 1994 as a Regional Manager. Mr. May was appointed Director of System Development in March 1995 and Vice-President -- Operations in February 1996. From 1988 to 1994 Mr. May worked for Post-Newsweek Cable, most recently serving as General Manager of certain cable television and radio properties. From 1983 to 1988, Mr. May served as Vice President -- Area Manager for Sooner Cable Television Inc., an independent cable television company.

     Wayne M. Taylor joined the Company in February 1996 as Director of Administration and was appointed Vice President -- Administration in February 1996. From May 1989 to February 1996, Mr. Taylor was a Group Controller at Borden, Inc. From 1972 to 1989 Mr. Taylor was employed by Frito Lay, most recently as a Group Manager -- Finance.

     Christopher P. Dailledouze joined the Company in March 1996 as Director of Engineering and was appointed Vice President -- Technical Services in April 1997. From March 1992 to March 1996, Mr. Dailledouze was Director of Engineering for American Wireless Systems, Inc. From April 1988 to March 1992, Mr. Dailledouze was Chief Engineer for Galaxy Cablevision, Inc.

     David D. Hagey joined the Company in June 1994 as Vice President, Controller and Assistant Secretary. Prior to joining the Company, Mr. Hagey was employed by KPMG Peat Marwick LLP for 11 years, most recently as Senior Manager.

     J. Curtis Henderson joined the Company in May 1996 as Vice President, General Counsel and Secretary. From July 1994 to April 1996, Mr. Henderson was Senior Vice President, General Counsel and Secretary of ZuZu, Inc., a restaurant and franchising company in Dallas, Texas. Prior to his employment at ZuZu, Mr. Henderson was an associate with the Dallas law firm of Locke Purnell Rain Harrell.

     Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. Except as described in Item 11. "Executive Compensation," the Company has no employment agreements with any Named Executive Officer (as defined in Item 11. "Executive Compensation"). There are no family relationships between members of the Board of Directors or any executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who are beneficial owners of ten percent or more of the Company's Common Stock, to file reports of ownership and changes in ownership of the Company's securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

     Based solely upon a review of the copies of the forms furnished to the Company, and written representations from certain reporting persons that no Form 5's were required, the Company believes that during the fiscal year ended December 31, 1996, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with except for the following: the late filing by Mr. Story of a Form 4, Statement of Changes in Beneficial Ownership of Securities, with respect to his purchase of 2,000 shares of Common Stock occurring in March 1996.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers who were serving as executive officers at the end of the Company's last completed fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the Company's fiscal years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                         ANNUAL COMPENSATION            ------------
                                                 ------------------------------------    SECURITIES
                                                                         OTHER ANNUAL    UNDERLYING     ALL OTHER
                                                                BONUS    COMPENSATION   OPTIONS/SARS   COMPENSATION
      NAME AND PRINCIPAL POSITION         YEAR   SALARY ($)    ($)(1)       ($)(2)          (#)            ($)
      ---------------------------         ----   ----------    -------   ------------   ------------   ------------
David E. Webb(3)........................  1996     $120,000    $80,000     $11,304             --         $4,600(4)
President and Chief Executive             1995      120,000         --       6,088             --             --
  Officer                                 1994      120,000         --       7,306             --             --
L. Allen Wheeler(5).....................  1996      120,000         --       8,400             --             --
Vice Chairman of the Board                1995           --         --          --             --             --
                                          1994           --         --          --             --             --
John R. Bailey(6).......................  1996      110,000     45,000       9,899        100,000          6,000(4)
Senior Vice President -- Finance,         1995       90,000     45,000       7,800         60,000             --
  Chief Financial Officer,                1994       90,000         --       4,200        100,000             --
  Treasurer and Secretary
Randy R. Hendrix(7).....................  1996      100,000     45,000       6,512         46,000          3,300(4)
Senior Vice President --                  1995       90,000     45,000       5,568         24,000             --
  Marketing                               1994       90,000         --       6,668        130,000             --
Robert R. Story(7)......................  1996      100,000     45,000       8,400         85,000            800(4)
Senior Vice President --                  1995       60,000(8)      --          --         65,000             --
  Operations

---------------

(1) Bonuses paid relate to prior fiscal year.

(2) Other annual compensation is comprised of car allowances.

(3) Mr. Webb resigned as the President and Chief Executive Officer of the Company in January 1997 and from the Board of Directors of the Company in March 1997.

(4) Represents Company 401(k) Retirement Plan contributions.

(5) Mr. Wheeler became an employee of the Company in March 1996. Mr. Wheeler did not receive any compensation from the Company, other than certain rental income paid by the Company to an affiliate for its operating and marketing offices and warehouse space, during the years ended December 31, 1995 and 1994. See "Certain Transactions and Relationships." Mr. Wheeler resigned from his position as Vice Chairman of the Board in February 1997, having received approximately $95,000 in salary to such date.

(6) Mr. Bailey resigned as the Senior Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary of the Company in March 1997.

(7) Messrs. Hendrix and Story resigned from their respective positions with the Company in March 1997.

(8) Includes $37,500 paid by the Company in the form of consulting fees.

     The following table sets forth, for the fiscal year ended December 31, 1996, the number of individual grants of stock options made during such fiscal year to each of the Named Executive Officers. All options granted during the last fiscal year were granted pursuant to the Company's 1994 Employee Stock Option Plan, as amended (the "Employee Option Plan") at an exercise price equal to the fair market value on the date of grant.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                               AT ASSUMED ANNUAL RATES OF
                                                                                              STOCK PRICE APPRECIATION FOR
                                                          INDIVIDUAL GRANTS                          OPTION TERM(1)
                                          -------------------------------------------------   -----------------------------
                                          NUMBER OF
                                          SECURITIES    PERCENT OF
                                          UNDERLYING      TOTAL
                                           OPTIONS/    OPTIONS/SARS   EXERCISE
                                             SARS       GRANTED TO    OR BASE
                                           GRANTED     EMPLOYEES IN    PRICE     EXPIRATION
                  NAME                       (#)       FISCAL YEAR     ($/SH)       DATE         5% ($)          10% ($)
----------------------------------------  ----------   ------------   --------   ----------   -------------   -------------
David E. Webb(2)........................        --           --            --           --               --              --
L. Allen Wheeler........................        --           --            --           --               --              --
John R. Bailey..........................   100,000(3)     19.8%        $25.50    2/26/2003       $1,038,102      $2,419,228
Randy R. Hendrix........................    46,000(3)      9.1%        $25.50    2/26/2003       $  477,527      $1,112,845
Robert R. Story.........................    85,000(3)     16.8%        $25.50    2/26/2003       $  882,387      $2,056,344

---------------

(1) Potential realizable value is based on the assumption that the price of the Company's Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the seven-year option term. The values are calculated in accordance with rules promulgated by the SEC and do not reflect the Company's estimate of future stock price appreciation.

(2) Pursuant to the terms of the Employee Option Plan, Mr. Webb was not eligible to receive stock option grants thereunder.

(3) Non-qualified options granted at an exercise price equal to fair market value on the date of grant vest at a rate of 20% per year, subject to acceleration upon the death of the optionee or termination of the optionee following a Change of Control (as defined in the option agreements), and have a term of seven years.

     The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 1996 by each of the Named Executive Officers and the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                  SHARES
                                 ACQUIRED                 NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-
                                    ON       VALUE      UNDERLYING OPTIONS/SARS       THE-MONEY OPTIONS/SARS
                                 EXERCISE   REALIZED     AT FISCAL YEAR-END (#)       AT FISCAL YEAR-END ($)
             NAME                  (#)        ($)      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
             ----                --------   --------   --------------------------   --------------------------
David E. Webb..................     --         --                        --                            --
L. Allen Wheeler...............     --         --                        --                            --
John R. Bailey.................     --         --            76,000/144,000              $105,000/$52,500
Randy R. Hendrix...............     --         --            118,400/81,600              $273,000/$68,250
Robert R. Story................     --         --            13,000/137,000                         $0/$0

     Non-employee directors receive an annual fee of $5,000 and a meeting fee of $500 per meeting attended, plus reimbursement of out-of-pocket expenses, for their services as directors of the Company. In addition, each non-employee director of the Company is entitled to receive stock options under the Company's Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") for his services as a director. See Item 11. "Executive Compensation -- Stock Option Plans -- Stock Option Plan for Non-Employee

Directors." Directors who are also employees do not receive any additional compensation for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is comprised on Messrs. Holland, O' Rourke and Sprague. Mr. Holland is a director of the Company and an affiliate of Hunt Capital, a principal stockholder of the Company. Mr. Sprague is indirectly a controlling general partner of Jupiter, the holder of $40.0 million gross proceeds of the Company's Convertible Notes.

     Unity Hunt, Inc., an affiliate of Hunt Capital of which Mr. Holland is President, received management fees during 1996 totaling $120,000 for services provided to the Company by Mr. Holland.

     Mr. Holland, a director of the Company during 1996, serves on the Board of Directors of Wireless One and CS Wireless. Mr. Holland also serves on the Compensation Committee of the Board of Directors of Wireless One and CS Wireless. Mr. Webb, formerly a director and executive officer of the Company, served on the Board of Directors of Wireless One during 1996 and continues to serve on the Board of Directors of CS Wireless.

STOCK OPTION PLANS

     Employee Stock Option Plan. The Company adopted, effective upon consummation of the Company's initial public offering, the Employee Option Plan, which provides for the grant to officers and employees of both "incentive stock options" within the meaning of Section 422 of the Code and stock options that are non-qualified for Federal income tax purposes. As of April 25, 1997, there were six executive officers and approximately 1,350 employees eligible to receive options under the Employee Option Plan. The total number of shares of Common Stock for which options may currently be granted pursuant to the Employee Option Plan is 1,950,000. The Employee Option Plan will terminate on April 21, 2004. An Equity Subcommittee of the Compensation Committee (comprised of Messrs. O'Rourke and Sprague) determines which of the Company's officers and employees receive options, the time when options are granted, whether the options are incentive stock options or non-qualified stock options, the terms of such options, the exercise date of any options and the number of shares subject to options. Members of the Equity Subcommittee are not eligible to receive options under the Employee Option Plan. Directors who are also employees are eligible to receive options under the Employee Option Plan. Non-employee directors are not eligible to receive options under the Employee Option Plan.

     The exercise price of incentive stock options granted under the Employee Option Plan may not be less than 100% of the fair market value of the Common Stock at the time of grant and the term of any option may not exceed 10 years. With respect to any employee who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares at the time of grant and the term of such option may not exceed five years.

     The exercise price of a non-qualified stock option is determined by the Equity Subcommittee on the date the option is granted. However, the exercise price of a non-qualified stock option may not be less than 100% of the fair market value of the Common Stock at the time of grant.

     Options granted under the Employee Option Plan are nontransferable and, with certain exceptions in the event of the death or disability of an optionee, may be exercised by the optionee only during employment. Options granted under the Employee Option Plan typically vest over a five-year period, although certain options granted to certain employees (including Messrs. Bailey and Hendrix) were 40% vested upon grant and vested an additional 20% per year over a three-year period. Upon the death of an optionee or the termination of the optionee following a Change of Control (as defined in the option agreements), the vesting of an option accelerates. Options granted under the Employee Option Plan expire after seven years, unless terminated earlier.

     In April 1997, the Company entered into Separation Agreements with former executive officers John Bailey, Randy Hendrix and Robert Story. As a part of such Separation Agreements, the Company agreed

(i) that all options previously granted to such individuals would vest pursuant to the vesting schedules in such individuals' original option agreements through April 21, 1997, and (ii) to extend the termination period of such vested options in the event of termination of employment, death and disability until December 31, 1999.

     As of April 25, 1997 options to purchase an aggregate of 1,428,367 shares of Common Stock were outstanding under the Employee Option Plan to 45 current and former employees, at a weighted average exercise price per share equal to $9.68.

     Stock Option Plan for Non-Employee Directors. The Company adopted, also effective upon consummation of the Company's initial public offering, the Heartland Wireless Communications, Inc. 1994 Stock Option Plan for Non-Employee Directors, Non-Employee Directors ("Non-Employee Directors Plan"). The purpose of the Non-Employee Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors of the Company for the benefit of the Company and its stockholders and to provide additional incentive for such directors to continue to work for the best interests of the Company and its stockholders through continuing ownership of Common Stock. A total of 50,000 shares of Common Stock may be issued through the exercise of options granted pursuant to the Non-Employee Directors Plan. No option may be granted under the Non-Employee Directors Plan after April 21, 2004.

     The Non-Employee Directors Plan is administered by the Board of Directors. Subject to the terms of the Non-Employee Directors Plan, the Board of Directors has the sole authority to determine questions arising under, and to adopt rules for the administration of, the Non-Employee Directors Plan. The Non-Employee Directors Plan may be terminated at any time by the Board of Directors, but such action will not affect options previously granted pursuant thereto.

     Directors of the Company who are not, and who have not been during the immediately preceding 12-month period, employees of the Company or any subsidiary of the Company (each, a "Non-Employee Director") are automatically participants in the Non-Employee Directors Plan. There are currently three directors, Messrs. Lane, O'Rourke, and Sprague, who are eligible to receive options under the Non-Employee Directors Plan. More than one option may be granted to any one person and be outstanding at any time.

     Each non-employee director who was in office on the consummation of the initial public offering (including Messrs. Lane and O'Rourke) was, upon such consummation, automatically granted an option to acquire 4,000 shares of Common Stock at an exercise price per share equal to $10.50 Each Non-Employee Director who is in office on November 15 of any year will, on the immediately succeeding January 1, automatically be granted an option to acquire 2,000 shares of Common Stock. The price of shares that may be purchased upon exercise of an option is the fair market value of the Common Stock on the date of grant, as evidenced by the average of the high and low sales prices of Common Stock on such date as reported on the Nasdaq National Market. Options granted pursuant to the Non-Employee Directors Plan, except as discussed below, are exercisable in installments of 25% upon each anniversary of the date of grant. The term of each option, except as discussed below, is for a period not exceeding seven years from the date of grant. Options may not be assigned or transferred except by will or by operation of the laws of descent and distribution.

     In the event of a Change in Control of the Company (as defined in the Non-Employee Directors Plan), an option granted to a Non-Employee Director will become fully exercisable if, within one year of such Change in Control, such Non-Employee Director ceases for any reason to be a member of the Board of Directors. Any exercise of an option permitted in the event of a Change of Control must be made within 180 days of the relevant Non-Employee Director's termination as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of Common Stock with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers as such term is defined in Item 11. "Executive Compensation" and (iv) all directors and executive officers as a group, in each case, as of April 25, 1997. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o the Company, 200 Chisholm Place, Suite 200, Plano, Texas 75075.

                                                               BENEFICIAL OWNERSHIP
                                                              -----------------------
                                                               SHARES      PERCENT(1)
                                                              ---------    ----------
Hunt Capital Group, L.L.C.(2)...............................  4,000,000       20.3%
L. Allen Wheeler............................................  2,071,228       10.5
David E. Webb...............................................  1,401,235        7.1
Jupiter Partners, L.P.(3)...................................  3,214,864       14.1
Putnam Investments, Inc.(4).................................  1,344,460        6.8
FMR Corp.(5)................................................  1,168,067        5.9
Carroll D. McHenry..........................................     75,000          *
J. R. Holland, Jr.(6).......................................         --         --
Alvin H. Lane, Jr.(7).......................................      2,500          *
Dennis M. O'Rourke(8).......................................      1,500          *
John A. Sprague(9)..........................................        500          *
John R. Bailey(10)..........................................    111,200          *
Randy R. Hendrix(11)........................................    118,400          *
Robert R. Story(12).........................................     25,500          *
All officers and directors as a group (11 persons)(13)......  2,176,992       11.1

---------------

  *  Less than 1%.

 (1) Based on 19,666,027 shares of the Common Stock outstanding on April 25,
     1997.

 (2) Address is 4000 Thanksgiving Tower, 1601 Elm Street, Dallas, Texas 75201.

 (3) Address is 30 Rockefeller Plaza, Suite 4525, New York, N.Y. 10112. Jupiter is the holder of $40.0 million gross proceeds of the Convertible Notes. Each Convertible Note is convertible into the number of shares of Common Stock computed by dividing (i) the principal amount of the Convertible Note (after taking into account accretions in value) by (ii) the Conversion Price then in effect. The current Conversion Price is $15.34 per share.

 (4) Putnam Investments, Inc. has reported on Schedule 13G dated January 27, 1997 that it was the beneficial owner of such shares and has stated that
     (i) it has no voting power, except for 27,700 shares for which it has shared voting power, and (ii) it has shared dispositive power with respect to all of such shares. Putnam Investments, Inc. has indicated that it shares with Putnam Investment Management, Inc. dispositive power as to 1,295,960 shares and with Putnam Advisory Company, Inc. voting power as to 27,700 shares and dispositive power as to 48,500 shares. Therefore, Putnam Investments Management, Inc. and Putnam Advisory Company, Inc. have been reported on such Schedule 13G as beneficially owning 1,295,960 (6.6%) and 48,500 (less than one percent) shares. Putnam Investment Management, Inc. and Putnam Advisory Company, Inc. are each reported to be registered investment advisors and wholly-owned subsidiaries of Putnam Investments, Inc. Putnam Investments, Inc. is reported to be an investment company and a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. Marsh & McLennan Companies, Inc. has disclaimed any beneficial ownership of such shares. The address of each of Putnam Investments, Inc., Putnam Investments Management, Inc. and Putnam Advisory Company, Inc. is One Post Office Square, Boston, MA 02109. The Company is unaware of any subsequent changes in beneficial ownership.

 (5) FMR Corp. ("FMR") has reported on Schedule 13G dated March 10, 1997 that it was the beneficial owner of such shares and has stated that (i) it has sole power to vote 108,500 shares and (ii) sole power to dispose of all of such shares. FMR has indicated that Fidelity Management & Research Company, a wholly owned subsidiary of FMR ("Fidelity") is the beneficial owner of 1,046,867 shares (5.36%) of the outstanding common stock as a result of acting as investment adviser to various investment companies. Additionally, FMR has reported that Edward C. Johnson 3d, Chairman of the Board of FMR, FMR and the funds each has sole power to dispose of the 1,046,867 shares owned by the funds. The 13G also indicates that Edward C. Johnson 3d and Abigail P. Johnson may be deemed to form a controlling group with respect to FMR. The address of each of FMR, Fidelity, Edward C. Johnson 3d and Abigail P. Johnson is 82 Devonshire Street, Boston, Massachusetts 02109.

 (6) Mr. Holland is the sole Manager and President of Hunt Capital. Hunt Capital is owned by trusts, of which Mr. Holland serves as a trustee. Mr. Holland disclaims beneficial ownership of the shares of Common Stock owned by Hunt Capital.

 (7) Includes 2,500 shares that Mr. Lane has the right to acquire upon the exercise of stock options exercisable within 60 days.

 (8) Includes 1,500 shares that Mr. O'Rourke has the right to acquire upon the exercise of stock options exercisable within 60 days.

 (9) Mr. Sprague is indirectly a controlling general partner of Jupiter. Accordingly, Mr. Sprague may be deemed to be a beneficial owner of the shares issuable to Jupiter on conversion of the Convertible Notes. Mr. Sprague shares voting and investment power as to shares issuable to Jupiter on conversion of the Convertible Notes with Terry J. Blumer. Mr. Sprague disclaims beneficial ownership of such shares. Includes 500 shares that Mr. Sprague has the right to acquire upon the exercise of stock options exercisable within 60 days.

(10) Includes 108,000 shares that Mr. Bailey has the right to acquire upon the exercise of stock options exercisable within 60 days.

(11) Includes 149,200 shares that Mr. Hendrix has the right to acquire upon the exercise of stock options exercisable within 60 days.

(12) Includes 13,000 shares that Mr. Story has the right to acquire upon the exercise of stock options exercisable within 60 days.

(13) Includes 27,500 shares that six directors and executive officers have the right to acquire beneficial ownership of upon the exercise of stock options and other rights exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, the Company paid $97,065 to an accounting firm controlled by Mr. Webb for subscriber and payroll services rendered to the Company.

     The Company leases an aggregate of approximately 51,345 square feet for its operating and marketing offices and warehouse space in Durant and Lindsay, Oklahoma from affiliates of Messrs. Webb and Wheeler. The per annum rent for such space is $139,452. The Company leases approximately 12,430 square feet for its installation and operating offices in Durant, Oklahoma from an affiliate of Messrs. Story, Webb and Wheeler. The per annum rent for such space is $62,150.

     In October 1996 the Company purchased a paging franchise and paging assets from an affiliate of Messrs. Webb and Wheeler for $123,250 for multiple-site paging for Company employees.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of the Report

          1. Financial Statements

             The following financial statements are filed as part of this Form 10-K:

                                                                        PAGE
                                                                        ----
          Independent Auditors' Report................................  F-1
          Consolidated Balance Sheets as of December 31, 1996 and
            1995......................................................  F-2
          Consolidated Statements of Operations for the three years
            ended December 31, 1996...................................  F-3
          Consolidated Statements of Stockholders' Equity for the
            three years ended December 31, 1996.......................  F-4
          Consolidated Statements of Cash Flows for the three years
            ended December 31, 1996...................................  F-5
          Notes to Consolidated Financial Statements..................  F-7

          2. Financial Statement Schedules

             The following financial statement schedules are filed as part of this Form 10-K:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

3. EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Letter Agreement regarding formation of the Registrant
                            (filed as Exhibit 2.1 as the Registrant's Registration
                            Statement on Form S-1, File No. 33-74244 (the "Form
                            S-1"), and incorporated herein by reference)
           2.2           -- Supplement to Letter Agreement regarding formation of the
                            Registrant (filed as Exhibit 2.2 to the Form S-1 and
                            incorporated herein by reference)
           3.1           -- Restated Certificate of Incorporation of the Registrant
                            (filed as Exhibit 3.1 to the Form S-1 and incorporated
                            herein by reference)
           3.2           -- Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)
           4.1           -- 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement
                            on Form S-8 (File No. 333-04263) and incorporated herein
                            by reference
           4.2           -- Revised Form of Nontransferable Incentive Stock Option
                            Agreement under the 1994 Employee Stock Option Plan of
                            the Registrant (filed as Exhibit 4.2 to the Registrant's
                            Registration Statement on Form S-4, File No. 33-91930
                            (the "February 1996 Form S-4")and incorporated herein by
                            reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.3           -- Revised Form of Nontransferable Non-Qualified Stock
                            Option Agreement under the 1994 Employee Stock Option
                            Plan of the Registrant (filed as Exhibit 4.3 to the
                            February 1996 Form S-4 and incorporated herein by
                            reference)
           4.4           -- 1994 Stock Option Plan for Non-Employee Directors of the
                            Registrant (filed as Exhibit 4.4 to the Form S-1 and
                            incorporated herein by reference)
           4.5           -- Form of Stock Option Agreement under the 1994 Stock
                            Option Plan for Non-Employee Directors of the Registrant
                            (filed as Exhibit 4.5 to the Form S-1 and incorporated
                            herein by reference)
           4.6           -- Indenture between the Registrant and First Trust of New
                            York, National Association , as Trustee (the "Trustee")
                            (filed as Exhibit 4.20 to the Registrant's Registration
                            Statement on Form S-4, File No. 333-12577 (the "December
                            1996 Form S-4") and incorporated herein by reference)
           4.7           -- Supplemental Indenture dated as of December 9, 1996,
                            between the Registrant and the Trustee (filed as Exhibit
                            4.21 to the December 1996 Form S-4 and incorporated
                            herein by reference)
           4.8           -- Heartland Wireless Communications, Inc. 401(k) Plan
                            (filed as Exhibit 4.3 to the Registrant's Registration
                            Statement on Form S-8 (File No. 333-05943) and
                            incorporated herein by reference)
         *10.1           -- Standard Form of MMDS License Agreement
         *10.2           -- Standard Form of ITFS License Agreement
          10.3           -- Form of Indemnity Agreement between the Registrant and
                            each of its directors (filed as Exhibit 10.3 to the Form
                            S-1 and incorporated herein by reference)
          10.4           -- Noncompetition Agreement between the Registrant and J.R.
                            Holland, Jr. (filed as Exhibit 10.4 to the Form S-1 and
                            incorporated herein by reference)
          10.5           -- Noncompetition Agreement between the Registrant and David
                            E. Webb (filed as Exhibit 10.5 to the Form S-1 and
                            incorporated herein by reference)
          10.6           -- Noncompetition Agreement between the Registrant and John
                            R. Bailey (filed as Exhibit 10.6 to the Form S-1 and
                            incorporated herein by reference)
          10.7           -- Noncompetition Agreement between the Registrant and Randy
                            R. Hendrix (filed as Exhibit 10.7 to the Form S-1 and
                            incorporated herein by reference)
          10.8           -- Noncompetition Agreement between the Registrant and L.
                            Allen Wheeler (filed as Exhibit 10.9 to the Form S-1 and
                            incorporated herein by reference)
          10.9           -- Building Lease Agreement dated June 1, 1990, between
                            Wireless Communications, Inc. and The Federal Building,
                            Inc. (filed as Exhibit 10.13 to the 1994 Form 10-K and
                            incorporated herein by reference)
          10.10          -- Building Lease Agreement dated January 2, 1995, between the Registrant and W&W Commercial Group, L.L.C. (filed as
                            Exhibit 10.14 to the 1994 Form 10-K and incorporated
                            herein by reference)
          10.11          -- Building Lease Agreement dated May 1, 1994, between
                            Wireless Communications, Inc. and The Federal Building,
                            Inc.
          10.12          -- Purchase Agreement among the Registrant, BT Securities
                            and Lazard (filed as Exhibit 10.17 to the February 1995
                            Form S-4 and incorporated herein by reference)
          10.13          -- Building Lease Agreement dated November 20, 1995, between the registrant and the Federal Building, Inc. (filed as
                            Exhibit 10.18 to the February 1996 Form S-4 and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.14          -- Office Lease dated April 10, 1996 between Merit Office
                            Portfolio Limited Partnership and the Registrant for the
                            Registrant's Plano, Texas office (filed as Exhibit 10.1
                            to the Form 10-Q Quarterly Report for the quarter ended
                            June 30, 1996 ("June 1996 Form 10-Q") and incorporated
                            herein by reference)
          10.15          -- Sublease Agreement dated June 14, 1996 between the
                            Registrant and CS Wireless (filed as Exhibit 10.2 to the
                            June 1996 Form 10-Q and incorporated herein by reference)
         *10.16          -- Building Lease Agreement dated February 1, 1996, as
                            amended June 1, 1996, between Registrant and National
                            Horizon Development, L.C.
         *21             -- List of Subsidiaries
        **23             -- Consent of KPMG Peat Marwick LLP
         *27             -- Financial Data Schedule

---------------

 * Previously filed.

** Filed herewith.

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

                                            KPMG Peat Marwick LLP

Dallas, Texas
March 24, 1997

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                1996        1995
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 79,596    $ 23,143
  Restricted assets -- investment in debt securities (note
     3).....................................................    21,215      12,324
  Subscriber receivables, net of allowance for doubtful
     accounts of $5,468 in 1996 and $961 in 1995............     5,382       2,544
  Prepaid expenses and other................................     1,586       1,583
  Assets held for sale (note 8).............................        --       2,200
                                                              --------    --------
          Total current assets..............................   107,779      41,794
                                                              --------    --------
Investments in affiliates, at equity (notes 8 and 9)........    68,095      14,077
Systems and equipment, net (notes 2, 3 and 8)...............   145,797      60,649
License and leased license investment, net of accumulated
  amortization of $7,127 in 1996 and $1,095 in 1995 (note
  8)........................................................   129,725      60,421
Excess of cost over fair value of net assets acquired, net
  of accumulated amortization of $1,691 in 1996 and $283 in
  1995 (notes 4 and 8)......................................    28,220       4,411
Restricted assets -- investment in debt securities (note
  3)........................................................     8,792       6,415
Note receivable from affiliate (note 8).....................    16,275          --
Other assets, net...........................................    10,681      17,638
                                                              --------    --------
                                                              $515,364    $205,405
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  9,804    $  6,863
  Accrued expenses and other liabilities....................    20,936       3,345
  Current portion of long-term debt (note 3)................     1,188         765
                                                              --------    --------
          Total current liabilities.........................    31,928      10,973
                                                              --------    --------
Long-term debt, less current portion (note 3)...............   302,350     140,887
Deferred income taxes (note 6)..............................        --       1,628
Minority interests in subsidiaries (note 4).................       239         229
Stockholders' equity (note 5):
  Common stock, $.001 par value; authorized 50,000,000
     shares, issued 19,584,229 shares in 1996 and 12,611,131
     shares in 1995.........................................        20          13
  Additional paid-in capital................................   261,652      71,165
  Accumulated deficit.......................................   (80,551)    (19,490)
  Treasury stock at cost, 10,252 shares in 1996.............      (274)         --
                                                              --------    --------
          Total stockholders' equity........................   180,847      51,688
Commitments and contingencies (notes 7 and 11)..............
                                                              --------    --------
                                                              $515,364    $205,405
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1996        1995       1994
                                                              --------    --------    -------
Revenues....................................................  $ 56,017    $ 15,300    $ 2,229
                                                              --------    --------    -------
Operating expenses:
  Systems operations........................................    21,255       4,893        762
  Selling, general and administrative.......................    42,435      11,887      4,183
  Depreciation and amortization.............................    39,323       6,234      1,098
                                                              --------    --------    -------
          Total operating expenses..........................   103,013      23,014      6,043
                                                              --------    --------    -------
          Operating loss....................................   (46,996)     (7,714)    (3,814)
Other income (expense):
  Interest income...........................................     3,811       2,860        380
  Interest expense..........................................   (21,977)    (13,717)      (590)
  Equity in losses of affiliates (notes 8 and 9)............   (18,612)     (1,369)      (387)
  Other income (expense), net (note 8)......................     4,981        (247)      (227)
                                                              --------    --------    -------
          Total other income (expense)......................   (31,797)    (12,473)      (824)
                                                              --------    --------    -------
  Loss before income taxes and extraordinary item...........   (78,793)    (20,187)    (4,638)
Income tax benefit (note 6).................................    28,156       4,285      1,595
                                                              --------    --------    -------
  Loss before extraordinary item............................   (50,637)    (15,902)    (3,043)
Extraordinary item -- loss on extinguishment of debt, net of
  tax (note 3)..............................................   (10,424)         --         --
                                                              --------    --------    -------
          Net loss..........................................  $(61,061)   $(15,902)   $(3,043)
                                                              ========    ========    =======
Loss per common share:
  Loss before extraordinary item............................  $  (2.74)   $  (1.34)   $  (.30)
  Extraordinary item........................................      (.57)         --         --
                                                              --------    --------    -------
          Net loss..........................................  $  (3.31)   $  (1.34)   $  (.30)
                                                              ========    ========    =======

          See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        COMMON STOCK      ADDITIONAL
                                     ------------------    PAID-IN     ACCUMULATED   TREASURY
                                       SHARES    AMOUNT    CAPITAL       DEFICIT      STOCK      TOTAL
                                     ----------  ------   ----------   -----------   --------   --------
Balance, December 31, 1993.........   8,000,000   $ 8      $  5,030     $   (545)     $  --     $  4,493
Issuance of common stock pursuant
  to initial public offering (note
  5)...............................   2,415,000     2        22,350           --         --       22,352
Issuance of common stock for
  acquisitions (note 4)............     694,280     1         6,278           --         --        6,279
Net loss...........................          --    --            --       (3,043)        --       (3,043)
                                     ----------   ---      --------     --------      -----     --------
Balance, December 31, 1994.........  11,109,280    11        33,658       (3,588)        --       30,081
Issuance of common stock for
  minority interest acquisitions
  (note 4).........................     338,121     1         5,263           --         --        5,264
Issuance of common stock for
  acquisitions (note 8)............   1,122,730     1        21,999           --         --       22,000
Issuance of warrants (note 3)......          --    --         4,200           --         --        4,200
Exercise of stock options..........      41,000    --           396           --         --          396
Gain on equity investment, net of
  taxes of $3,318 (note 8).........          --    --         5,649           --         --        5,649
Net loss...........................          --    --            --      (15,902)        --      (15,902)
                                     ----------   ---      --------     --------      -----     --------
Balance, December 31, 1995.........  12,611,131    13        71,165      (19,490)        --       51,688
Issuance of common stock for
  acquisitions (note 8)............   6,923,788     7       184,840           --       (274)     184,573
Exercise of stock options warrants
  and other, including tax
  benefit..........................      49,310    --           658           --         --          658
Gain on equity investment, net of
  taxes of $2,931 (note 8).........          --    --         4,989           --         --        4,989
Net loss...........................          --    --            --      (61,061)        --      (61,061)
                                     ----------   ---      --------     --------      -----     --------
Balance, December 31, 1996.........  19,584,229   $20      $261,652     $(80,551)     $(274)    $180,847
                                     ==========   ===      ========     ========      =====     ========

          See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                1996       1995       1994
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(61,061)  $(15,902)  $ (3,043)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    39,323      6,234      1,098
     Deferred income tax benefit............................   (29,240)    (4,285)    (1,595)
     Debt accretion and debt issuance cost amortization.....     4,331      4,467        301
     Equity in losses of affiliates.........................    18,612      1,369        387
     Gain on sale of assets.................................    (5,279)       (43)       (16)
     Extraordinary item -- debt extinguishment..............     4,253         --         --
     Changes in assets and liabilities, net of acquisitions:
       Subscriber receivables...............................    (2,568)    (2,109)       (57)
       Prepaid expenses and other...........................      (414)      (955)      (656)
       Accounts payable, accrued expenses and other
          liabilities.......................................     9,289      4,750      4,292
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................   (22,754)    (6,474)       711
                                                              --------   --------   --------
Cash flows from investing activities:
  Investment in affiliate...................................    (3,050)    (5,426)   (12,431)
  Distribution from affiliate...............................    58,340     10,000         --
  Proceeds from assets held for sale........................    24,139      3,423         --
  Purchases of systems and equipment........................   (93,298)   (43,151)   (12,415)
  Expenditures for licenses and leased licenses.............    (2,382)    (2,883)    (3,354)
  Purchases of debt securities..............................   (24,550)   (24,120)        --
  Proceeds from maturities of debt securities...............    14,250      5,380         --
  Acquisitions, net of cash acquired........................    (7,618)   (38,723)   (16,300)
  Other.....................................................        --       (953)        --
                                                              --------   --------   --------
          Net cash used in investing activities.............   (34,169)   (96,703)   (46,500)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants.......  $     --     24,596     22,352
  Proceeds from long-term debt..............................   141,350     95,800     40,150
  Payment of debt issuance costs and consent fees...........   (12,973)    (5,948)    (2,395)
  Payments on long-term debt................................   (13,017)        --         --
  Proceeds from short-term borrowings and notes payable.....     6,700      3,070     10,409
  Payments on short-term borrowings and notes payable.......    (9,233)    (3,243)   (11,947)
  Other.....................................................       549         59     (1,609)
                                                              --------   --------   --------
          Net cash provided by financing activities.........   113,376    114,334     56,960
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................    56,453     11,157     11,171
Cash and cash equivalents at beginning of year..............    23,143     11,986        815
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 79,596   $ 23,143   $ 11,986
                                                              ========   ========   ========
Cash paid for interest......................................  $ 14,434   $  6,362   $    297
                                                              ========   ========   ========

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     Prior to the accounting change, the Company's policy was to expense all direct commissions associated with subscriber installations and to recognize as revenue all installation fees to the extent of selling costs (including direct commissions) incurred to obtain subscribers. Historically, such selling costs have exceeded installation fees. In addition, upon subscriber disconnect, the Company continued to depreciate the full capitalized installation cost subsequent to the disconnection. The Company has not presented the cumulative effect of the change in accounting because the effect of this change on periods prior to January 1, 1995 was not material. In addition, the results of operations for any prior annual period would not differ materially from results under the new method of accounting. The effect of this change on the results of operations for the year ended December 31, 1995 was to decrease net loss by approximately $1.1 million ($.09 per common share).

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

  (g) Long-Lived Assets

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

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

  (o) Stock Option Plans

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

(2) SYSTEMS AND EQUIPMENT

     Systems and equipment consists of the following at December 31, 1996 and 1995:

                                                                1996       1995
                                                              --------    -------
Equipment awaiting installation.............................  $ 14,114    $10,052
Subscriber premises equipment and installation costs........    98,289     30,437
Transmission equipment and system construction costs........    43,309     22,180
Office furniture and equipment..............................     6,858      2,054
Buildings and leasehold improvements........................     1,604        423
                                                              --------    -------
                                                               164,174     65,146
Accumulated depreciation and amortization...................    18,377      4,497
                                                              --------    -------
                                                              $145,797    $60,649
                                                              ========    =======

     As of December 31, 1996, equipment awaiting installation and approximately $225,000 of transmission equipment and system construction costs were not yet subject to depreciation.

(3) LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                1996        1995
                                                              --------    --------
Convertible Notes...........................................  $ 48,239    $ 44,174
13% Senior Notes............................................   111,565      96,010
14% Senior Notes............................................   125,000
Other notes payable.........................................    18,734       1,468
                                                              --------    --------
                                                               303,538     141,652
Less current portion........................................     1,188         765
                                                              --------    --------
                                                              $302,350    $140,887
                                                              ========    ========

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

     In April 1995, the Company consummated a private placement of 100,000 units consisting of $100 million aggregate principal amount of 13% Senior Notes due 2003 (the "13% Senior Notes") and 600,000 warrants to purchase an equal number of shares of common stock at an exercise price of $19.525 per share. The warrants are exercisable beginning April 1996 and terminate in April 2000. For financial reporting purposes, the warrants were valued at $4.2 million. In March 1996, the Company consummated a private placement of

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES an additional $15 million aggregate principal amount of the 13% Senior Notes. The 13% Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 1999 at redemption prices ranging from 105.6% to 100% of par. Interest on the 13% Senior Notes is payable semiannually on April 15 and October 15 of each year. The Company placed a portion of the net proceeds realized from the sales of the 13% Senior Notes into an escrow account for the payment of two years of interest on the 13% Senior Notes. The amounts placed in the escrow account have been invested in U.S. Treasury Notes. As of December 31, 1996, the escrow account amounted to $7.3 million and will be utilized to fund the April 15, 1997 interest payment on the 13% Senior Notes.

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

     In September 1995, the Company engaged in the solicitation of consents from the holders of the 13% Senior Notes to amend certain provisions of the indenture to permit the Company to consummate the Wireless One Transaction, the CableMaxx, AWS and Technivision Acquisitions and the CS Wireless Transaction (as hereinafter defined) and additionally amend certain definitions and covenants. The proposed amendments to the indenture became effective as of October 2, 1995 upon the execution of a supplemental indenture. The Company paid an aggregate of $955,000 to consenting holders in October 1995.

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     Aggregate maturities of long-term debt as of December 31, 1996 for the five years ending December 31, 2001 are as follows: 1997 -- $1.2 million;
1998 -- $1.4 million; 1999 -- $2.2 million; 2000 -- $1.6 million; and
2001 -- $1.7 million.

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                1996        1995
                                                              --------    --------
Net loss as reported........................................  $(61,061)   $(15,902)
Net loss per share as reported..............................     (3.31)      (1.34)
Net loss pro forma..........................................  $(66,622)   $(18,707)
Net loss per share pro forma................................     (3.61)      (1.58)

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

     The following table summarizes the activity in stock options under these plans:

                                                               NUMBER      WEIGHTED AVERAGE
                                                             OF OPTIONS     EXERCISE PRICE
                                                             ----------    ----------------
  Granted..................................................       543           $10.54
  Cancelled................................................      (130)           10.50
                                                               ------
Outstanding at December 31, 1994...........................       413            10.55
  Granted..................................................       371            16.73
  Exercised................................................       (41)           10.50
                                                               ------
Outstanding at December 31, 1995...........................       743            13.64
  Granted..................................................       514            25.09
  Exercised................................................       (40)           10.50
  Cancelled................................................       (16)           24.41
                                                               ------
Outstanding at December 31, 1996...........................     1,201            18.50
                                                               ======

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                     OPTIONS OUTSTANDING
                                            -------------------------------------     OPTIONS EXERCISABLE
                                                           WEIGHTED-                -----------------------
                                                            AVERAGE     WEIGHTED-                 WEIGHTED-
                                              NUMBER       REMAINING     AVERAGE      NUMBER       AVERAGE
                 RANGE OF                   OUTSTANDING   CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
             EXERCISE PRICES                AT 12/31/96      LIFE         PRICE     AT 12/31/96     PRICE
             ---------------                -----------   -----------   ---------   -----------   ---------
$10.50 to 15.75...........................     604,000     4.7 years     $12.21       373,800      $11.93
 15.76 to 23.64...........................     139,500           5.8      22.20        22,400       22.12
 23.65 to 29.25...........................     458,000           6.2      33.19            --          --
 10.50 to 29.25...........................   1,201,500           5.4     $18.50       396,200      $12.51

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

     Income tax benefit for the years ended December 31, 1996, 1995 and 1994 differed from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as a result of the following:

                                                         1996       1995       1994
                                                       --------    -------    -------
Computed "expected" tax benefit......................  $(27,578)   $(7,065)   $(1,623)
  Amortization of goodwill...........................       521        104         27
  Loss for which no tax benefit was recognized.......        --      3,190        104
  Other..............................................    (1,099)      (514)      (103)
                                                       --------    -------    -------
                                                       $(28,156)   $(4,285)   $(1,595)
                                                       ========    =======    =======

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                1996       1995
                                                              --------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 25,200    $ 6,988
  Investments in affiliates.................................       263        841
  Subscriber receivables....................................     1,970         --
  Debt restructuring........................................     1,574         --
  Other.....................................................       124         18
                                                              --------    -------
          Total gross deferred tax assets...................    29,131      7,847
  Less valuation allowance..................................   (20,011)    (3,981)
                                                              --------    -------
          Net deferred tax assets...........................     9,120      3,866
                                                              --------    -------
Deferred tax liabilities:
  License and leased license investment.....................    (8,308)    (3,990)
  Systems and equipment.....................................      (812)    (1,504)
                                                              --------    -------
          Total gross deferred tax liabilities..............    (9,120)    (5,494)
                                                              --------    -------
          Net deferred tax liability........................  $     --    $(1,628)
                                                              ========    =======

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

(7) LEASES AND FCC LICENSES

     The Company is dependent on leases with third parties for most of its wireless cable channel rights. Under FCC rules, the base term of each lease cannot exceed the term of the underlying FCC license. FCC licenses for wireless cable channels generally must be renewed every ten years, and there is no automatic renewal of such licenses. The use of such channels by the lessors is subject to regulation by the FCC and, therefore, the Company's ability to continue to enjoy the benefits of these leases is dependent upon the lessors' continuing compliance with applicable regulations. The remaining initial terms of most of the Company's channel leases range from 5 to 10 years, although certain of the Company's channel leases have initial terms expiring in the next several years. Most of the Company's leases grant the Company a right of first refusal to purchase the channels after the expiration of the lease if FCC rules and regulations so permit, provide for automatic renewal of the lease term upon FCC renewal of the license and/or require the parties to negotiate lease renewals in good faith. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company. Channel rights lease agreements generally require payments based on the greater of specified minimums or

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES amounts based upon various subscriber levels. Additionally, FCC licenses also specify construction deadlines, which, if not met, could result in the loss of the license. Requests for additional time to construct may be filed and are subject to review pursuant to FCC rules.

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

     Future minimum lease payments due under channel rights leases and other noncancellable operating leases at December 31, 1996 are as follows (in thousands):

                                                              CHANNEL      OTHER
  YEAR ENDING                                                 RIGHTS     OPERATING
  DECEMBER 31,                                                LEASES      LEASES
  ------------                                                -------    ---------
  1997......................................................  $ 3,028     $ 4,558
  1998......................................................    3,043       4,099
  1999......................................................    3,046       3,593
  2000......................................................    3,046       1,173
  2001......................................................    2,855         478
                                                              -------     -------
                                                              $15,018     $13,901
                                                              =======     =======

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

     In January 1995, the Company, Cross Country and RuralVision Joint Venture entered into the Venture Distribution Agreement, as a result of which the Company (i) paid an additional $4.32 million in satisfaction of 50% of the remaining balance of the RuralVision Note, (ii) paid $513,000 in satisfaction of 50% of the remaining balance of certain liabilities which RuralVision Joint Venture had assumed, (iii) paid transaction costs of $592,000, and (iv) received a distribution from RuralVision Joint Venture of an operating wireless cable system and wireless cable channel rights in 36 other markets with a carrying amount of approximately $17.4 million. As part of this transaction, the Company granted to Cross Country the right to sell certain remaining RuralVision Joint Venture assets to the Company for $3.25 million in May 1995. Cross Country

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES subsequently exercised its right to sell these assets to the Company and, as a consequence, the Company acquired such markets. In addition, in May 1995, the Company ceased to be a joint venturer in RuralVision Joint Venture.

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     In June 1996, the Company sold the wireless cable channel rights in Los Angeles, California for $8.95 million in cash at closing and $750,000 in notes and deferred payments. The notes and deferred

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES payments were paid subsequent to December 31, 1996. No gain or loss was recognized on the sale of the Los Angeles wireless cable channel rights.

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

     The Company allocated the purchase prices of the acquisitions consummated in 1996, 1995 and 1994 discussed above to the assets acquired and liabilities assumed based on estimated fair values of such assets and liabilities as follows:

                                                           1996      1995      1994
                                                         --------   -------   -------
Working capital (deficit)..............................  $(19,790)  $   858   $    88
Assets held for sale...................................    11,819        --    12,638
Systems and equipment..................................    19,489     6,784     1,912
License and leased license investment and goodwill.....    88,292    43,856     1,662
Deferred income taxes..................................   (24,851)   (1,404)       --
                                                         --------   -------   -------
          Total purchase price.........................  $ 74,959   $50,094   $16,300
                                                         ========   =======   =======

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

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                1996         1995
                                                              ---------    ---------
Revenues....................................................   $ 58,353     $ 16,584
Net loss....................................................    (82,594)     (17,546)
Net loss per common share...................................      (4.17)       (1.40)

  (g) Pending Acquisitions

     The Company has entered into a nonbinding letter of intent to acquire one wireless cable operating system in Iowa and wireless cable assets in one market in each of Nebraska and Montana from CS Wireless. In addition, the Company has agreed to sell to CAI certain wireless cable assets in Portsmouth, New Hampshire. The Company will receive approximately 267,000 shares of common stock of CS Wireless as its portion of the consideration for such assets. Also, the Company has entered into an agreement with a third-party in which the parties agreed to exchange certain wireless cable channel rights and related assets. Each of the above agreements is subject to customary closing conditions. The Company anticipates that these

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES agreements will be consummated on or before June 30, 1997, although there can be no assurance that any of these transactions will be consummated.

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

     Summary combined financial information for Wireless One and CS Wireless as of and for the years ended December 31, 1996 and 1995 follows:

                                                                1996         1995
                                                              ---------    ---------
Current assets..............................................  $ 241,560    $ 129,363
Current liabilities.........................................     30,071        7,279
                                                              ---------    ---------
Working capital.............................................    211,489      122,084
Systems and equipment.......................................    125,592       14,267
Other assets................................................    439,855       70,170
Long-term debt..............................................   (570,386)    (150,871)
                                                              ---------    ---------
Stockholders' equity........................................  $ 193,428    $  55,650
                                                              =========    =========
Revenues                                                      $  34,103    $   1,410
                                                              =========    =========
Net loss                                                      $  68,197    $   7,692
                                                              =========    =========

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                                               1996                      1995
                                      ----------------------    ----------------------
                                      CARRYING       FAIR       CARRYING       FAIR
                                       AMOUNT        VALUE       AMOUNT        VALUE
                                      ---------    ---------    ---------    ---------
Restricted assets -- investments in
  debt securities...................  $  30,007    $  28,802    $  18,739    $  18,626
Note receivable from affiliate......     16,275       16,275           --           --
Long-term debt......................   (303,538)    (303,538)    (141,652)    (170,745)

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

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes the Company's unaudited quarterly results of operations for 1996:

                                        MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                        --------    --------    ------------    -----------
Year ended December 31, 1996:
  Revenues............................  $ 9,512     $ 13,801      $15,651        $ 17,053
  Operating loss......................   (3,410)      (5,644)      (7,176)        (30,766)
  Loss before extraordinary item......   (8,244)     (10,404)      (5,443)        (26,546)
  Net loss............................   (8,244)     (10,404)      (5,443)        (36,970)
  Loss per share before extraordinary
     item.............................     (.54)        (.54)        (.28)          (1.36)
  Net loss per share..................     (.54)        (.54)        (.28)          (1.89)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 1997.

                                            HEARTLAND WIRELESS COMMUNICATIONS,
                                            INC.

                                            By:       /s/ C. D. MCHENRY
                                              ----------------------------------
                                                      Carroll D. McHenry
                                                    Chairman of the Board,
                                              President, Chief Executive Officer
                                                              and
                                                Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 28th day of April, 1997, by the following persons in the capacities indicated:

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                  /s/ C. D. MCHENRY                      Chairman of the Board, President, Chief
-----------------------------------------------------      Executive Officer and Acting Chief Financial
                 Carroll D. McHenry                        Officer (Principal Executive Officer and
                                                           Acting Principal Financial Officer)

                 /s/ DAVID D. HAGEY                      Vice President, Controller and Assistant
-----------------------------------------------------      Secretary (Principal Accounting Officer)
                   David D. Hagey

               /s/ J. R. HOLLAND, JR.                    Director
-----------------------------------------------------
                 J. R. Holland, Jr.

               /s/ ALVIN H. LANE, JR.                    Director
-----------------------------------------------------
                 Alvin H. Lane, Jr.

               /s/ DENNIS M. O'ROURKE                    Director
-----------------------------------------------------
                 Dennis M. O'Rourke

                 /s/ JOHN A. SPRAGUE                     Director
-----------------------------------------------------
                   John A. Sprague

                /s/ L. ALLEN WHEELER                     Director
-----------------------------------------------------
                  L. Allen Wheeler

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Heartland Wireless Communications, Inc.:

     Under the date of March 24, 1997, we reported on the consolidated balance sheets of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996, which are included in the Company's annual report on Form 10 K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

Dallas, Texas
March 24, 1997

                                                                     SCHEDULE II

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     ADDITIONS
                                       --------------------------------------
                                       BALANCE AT    CHARGED TO                                BALANCE AT
                                       BEGINNING     COSTS AND     CHARGED TO                    END OF
             DESCRIPTION               OF PERIOD      EXPENSES       OTHER       DEDUCTIONS      PERIOD
             -----------               ----------    ----------    ----------    ----------    ----------

Year ended December 31, 1996:
  Allowance for doubtful accounts....    $  961        $7,295        $  169(a)    $(2,957)       $5,468
                                         ======        ======        ======       =======        ======
  Valuation allowance for deferred
     tax assets......................    $3,981        $             $5,319(b)    $              $9,300
                                         ======        ======        ======       =======        ======
Year ended December 31, 1995:
  Allowance for doubtful accounts....    $  123        $  838        $            $              $  961
                                         ======        ======        ======       =======        ======
  Valuation allowance for deferred
     tax assets......................    $  791        $             $3,190(b)    $              $3,981
                                         ======        ======        ======       =======        ======
Year ended December 31, 1994:
  Allowance for doubtful accounts....    $   25        $   72        $   26(c)    $              $  123
                                         ======        ======        ======       =======        ======
  Valuation allowance for deferred
     tax assets......................    $  183        $             $  608(b)    $              $  791
                                         ======        ======        ======       =======        ======

---------------

(a) Allocation of assets from the CableMaxx and Technivision acquisitions.

(b) Recognized as a component of federal income tax benefit.

(c) Allocation of assets from the purchase of certain assets from RuralVision.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Letter Agreement regarding formation of the Registrant
                            (filed as Exhibit 2.1 as the Registrant's Registration
                            Statement on Form S-1, File No. 33-74244 (the "Form
                            S-1"), and incorporated herein by reference)
           2.2           -- Supplement to Letter Agreement regarding formation of the
                            Registrant (filed as Exhibit 2.2 to the Form S-1 and
                            incorporated herein by reference)
           3.1           -- Restated Certificate of Incorporation of the Registrant
                            (filed as Exhibit 3.1 to the Form S-1 and incorporated
                            herein by reference)
           3.2           -- Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)
           4.1           -- 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement
                            on Form S-8 (File No. 333-04263) and incorporated herein
                            by reference
           4.2           -- Revised Form of Nontransferable Incentive Stock Option
                            Agreement under the 1994 Employee Stock Option Plan of
                            the Registrant (filed as Exhibit 4.2 to the Registrant's
                            Registration Statement on Form S-4, File No. 33-91930
                            (the "February 1996 Form S-4")and incorporated herein by
                            reference)
           4.3           -- Revised Form of Nontransferable Non-Qualified Stock
                            Option Agreement under the 1994 Employee Stock Option
                            Plan of the Registrant (filed as Exhibit 4.3 to the
                            February 1996 Form S-4 and incorporated herein by
                            reference)
           4.4           -- 1994 Stock Option Plan for Non-Employee Directors of the
                            Registrant (filed as Exhibit 4.4 to the Form S-1 and
                            incorporated herein by reference)
           4.5           -- Form of Stock Option Agreement under the 1994 Stock
                            Option Plan for Non-Employee Directors of the Registrant
                            (filed as Exhibit 4.5 to the Form S-1 and incorporated
                            herein by reference)
           4.6           -- Indenture between the Registrant and First Trust of New
                            York, National Association , as Trustee (the "Trustee")
                            (filed as Exhibit 4.20 to the Registrant's Registration
                            Statement on Form S-4, File No. 333-12577 (the "December
                            1996 Form S-4") and incorporated herein by reference)
           4.7           -- Supplemental Indenture dated as of December 9, 1996,
                            between the Registrant and the Trustee (filed as Exhibit
                            4.21 to the December 1996 Form S-4 and incorporated
                            herein by reference)
           4.8           -- Heartland Wireless Communications, Inc. 401(k) Plan
                            (filed as Exhibit 4.3 to the Registrant's Registration
                            Statement on Form S-8 (File No. 333-05943) and
                            incorporated herein by reference)
         *10.1           -- Standard Form of MMDS License Agreement
         *10.2           -- Standard Form of ITFS License Agreement
          10.3           -- Form of Indemnity Agreement between the Registrant and
                            each of its directors (filed as Exhibit 10.3 to the Form
                            S-1 and incorporated herein by reference)
          10.4           -- Noncompetition Agreement between the Registrant and J.R.
                            Holland, Jr. (filed as Exhibit 10.4 to the Form S-1 and
                            incorporated herein by reference)
          10.5           -- Noncompetition Agreement between the Registrant and David
                            E. Webb (filed as Exhibit 10.5 to the Form S-1 and
                            incorporated herein by reference)
          10.6           -- Noncompetition Agreement between the Registrant and John
                            R. Bailey (filed as Exhibit 10.6 to the Form S-1 and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.7           -- Noncompetition Agreement between the Registrant and Randy
                            R. Hendrix (filed as Exhibit 10.7 to the Form S-1 and
                            incorporated herein by reference)
          10.8           -- Noncompetition Agreement between the Registrant and L.
                            Allen Wheeler (filed as Exhibit 10.9 to the Form S-1 and
                            incorporated herein by reference)
          10.9           -- Building Lease Agreement dated June 1, 1990, between
                            Wireless Communications, Inc. and The Federal Building,
                            Inc. (filed as Exhibit 10.13 to the 1994 Form 10-K and
                            incorporated herein by reference)
          10.10          -- Building Lease Agreement dated January 2, 1995, between the Registrant and W&W Commercial Group, L.L.C. (filed as
                            Exhibit 10.14 to the 1994 Form 10-K and incorporated
                            herein by reference)
          10.11          -- Building Lease Agreement dated May 1, 1994, between
                            Wireless Communications, Inc. and The Federal Building,
                            Inc.
          10.12          -- Purchase Agreement among the Registrant, BT Securities
                            and Lazard (filed as Exhibit 10.17 to the February 1995
                            Form S-4 and incorporated herein by reference)
          10.13          -- Building Lease Agreement dated November 20, 1995, between the registrant and the Federal Building, Inc. (filed as
                            Exhibit 10.18 to the February 1996 Form S-4 and
                            incorporated herein by reference)
          10.14          -- Office Lease dated April 10, 1996 between Merit Office
                            Portfolio Limited Partnership and the Registrant for the
                            Registrant's Plano, Texas office (filed as Exhibit 10.1
                            to the Form 10-Q Quarterly Report for the quarter ended
                            June 30, 1996 ("June 1996 Form 10-Q") and incorporated
                            herein by reference)
          10.15          -- Sublease Agreement dated June 14, 1996 between the
                            Registrant and CS Wireless (filed as Exhibit 10.2 to the
                            June 1996 Form 10-Q and incorporated herein by reference)
         *10.16          -- Building Lease Agreement dated February 1, 1996, as
                            amended June 1, 1996, between Registrant and National
                            Horizon Development, L.C.
         *21             -- List of Subsidiaries
        **23             -- Consent of KPMG Peat Marwick LLP
         *27             -- Financial Data Schedule

---------------

 * Previously filed.

** Filed herewith.