Form 10-Q
period 1997-03-31
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1997-05-15
CIK 917707

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------



                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               -------------------------------------------------
                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to


                         Commission file number 0-23694
                                                ---------

                    Heartland Wireless Communications, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                   73-1435149
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Chisholm Place, Suite 200, Plano, Texas                        75075
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code       (972) 423-9494
                                                   -----------------------------

                                      N/A
--------------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report.

         Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                            Shares Outstanding
                  Class                                     as of May 12, 1997
                  -----                                     ------------------
        Common Stock, $.001 par value                             19,662,928

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  1997              1996
                                                                                ---------       ------------
                                                                               (UNAUDITED)
                                   ASSETS
Current assets:
      Cash and cash equivalents .............................................   $  52,783         $  79,596
      Restricted assets - investment in debt securities .....................      21,507            21,215
      Subscriber receivables, net of allowance for doubtful accounts of
            $611 in 1997 and $5,468 in 1996 .................................       5,003             5,382
      Prepaid expenses and other ............................................       1,731             1,586
                                                                                ---------         ---------
                  Total current assets ......................................      81,024           107,779
                                                                                ---------         ---------
Investments in affiliates, at equity ........................................      59,734            68,095
Systems and equipment, net ..................................................     151,402           145,797
License and leased license investment, net of accumulated amortization of
      $7,156 in 1997 and $5,523 in 1996 .....................................     128,818           129,725
Excess of cost over fair value of net assets acquired, net of accumulated
      amortization of $2,190 in 1997 and $1,691 in 1996 .....................      27,721            28,220
Restricted assets - investment in debt securities ...........................       8,905             8,792
Note receivable from affiliate ..............................................      16,744            16,275
Other assets, net ...........................................................      10,444            10,681
                                                                                ---------         ---------
                                                                                $ 484,792         $ 515,364
                                                                                =========         =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses .................................   $  26,155         $  30,740
      Current portion of long-term debt .....................................       1,591             1,188
                                                                                ---------         ---------
                  Total current liabilities .................................      27,746            31,928
                                                                                ---------         ---------
Long-term debt, less current portion ........................................     303,706           302,350
Minority interests in subsidiaries ..........................................         149               239
Stockholders' equity:
      Common stock, $.001 par value; authorized 50,000,000 shares, issued
        19,584,617 shares in 1997 and 19,584,229 shares in 1996 .............          20                20
      Additional paid-in capital ............................................     261,569           261,652
      Accumulated deficit ...................................................    (108,124)          (80,551)
      Treasury stock, 10,252 shares, at cost ................................        (274)             (274)
                                                                                ---------         ---------
                  Total stockholders' equity ................................     153,191           180,847
Commitments and contingencies
                                                                                $ 484,792         $ 515,364
                                                                                =========         =========

See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                ---------------------
                                                  1997         1996
                                                --------    ---------
                                                     (UNAUDITED)
Revenues ....................................   $ 19,185    $  9,512
                                                --------    --------

Operating expenses:
      Systems operations ....................      9,048       3,423
      Selling, general and administrative ...     10,086       5,945
      Depreciation and amortization .........     11,118       3,554
                                                --------    --------
        Total operating expenses ............     30,252      12,922
                                                --------    --------
        Operating loss ......................    (11,067)     (3,410)
                                                --------    --------
Other income (expense):
      Interest income .......................      1,732         708
      Interest expense ......................     (9,933)     (4,692)
      Equity in losses of affiliates ........     (8,302)     (2,401)
      Other expense, net ....................         (3)       --
                                                --------    --------
        Total other income (expense) ........    (16,506)     (6,385)
                                                --------    --------
        Loss before income taxes ............    (27,573)     (9,795)
Income tax benefit ..........................       --         1,551
                                                --------    --------
                  Net loss ..................   $(27,573)   $ (8,244)
                                                ========    ========
Net loss per common share ...................   $  (1.41)   $   (.54)
                                                ========    ========


     See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             ---------------------
                                                                               1997         1996
                                                                             --------    ---------
                                                                                  (UNAUDITED)
Cash flows from operating activities:
      Net loss ...........................................................   $(27,573)   $ (8,244)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ....................................     11,118       3,554
        Deferred income tax benefit ......................................       --        (1,551)
        Debt accretion and debt issuance cost amortization ...............      1,681       1,544
        Equity in losses of affiliates ...................................      8,302       2,401
        Changes in assets and liabilities, net of acquisitions:
            Subscriber receivables .......................................        389      (1,033)
            Prepaid expenses and other ...................................       (563)        565
            Accounts payable, accrued expenses and other liabilities .....     (4,585)       (908)
                                                                             --------    --------
                 Net cash used in operating activities ...................    (11,231)     (3,672)
                                                                             --------    --------

Cash flows from investing activities:
      Distribution from affiliate ........................................       --        53,340
      Proceeds from assets held for sale .................................       --         2,254
      Purchases of systems and equipment .................................    (13,192)    (11,962)
      Expenditures for license and leased licenses .......................       (355)     (1,571)
      Purchases of debt securities .......................................       --        (2,170)
      Acquisitions, net of cash acquired .................................     (1,622)     (8,793)
                                                                             --------    --------
                 Net cash provided by (used in) investing activities .....    (15,169)     31,098
                                                                             --------    --------
Cash flows from financing activities:
      Proceeds from long-term debt .......................................       --        16,350
      Payments on long-term debt .........................................       --       (11,125)
      Payment of debt issuance costs .....................................       --          (491)
      Payments on short-term borrowings and notes payable ................       (323)       (914)
      Other ..............................................................        (90)       --
                                                                             --------    --------
                 Net cash provided by (used in) financing activities .....       (413)      3,820
                                                                             --------    --------

Net increase (decrease) in cash and cash equivalents .....................    (26,813)     31,246
Cash and cash equivalents at beginning of period .........................     79,596      23,143
                                                                             --------    --------
Cash and cash equivalents at end of period ...............................   $ 52,783    $ 54,389
                                                                             ========    ========


See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

(1)      General

         (a)      Description of Business

                  Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems. The Company holds wireless cable channel rights primarily in small to mid- size markets located in the central United States. Including one operating system managed by the Company, the Company had systems in operation in 58 markets at March 31, 1997.

         (b)      Principles of Consolidation

                  The consolidated condensed financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

         (c)      Interim Financial Information

                  In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996, included in the Company's Form 10-K/A for the year ended December 31, 1996.

         (d)      Net Loss Per Common Share

                  Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 19,588,000 and 15,354,000 for the three-month periods ended March 31, 1997 and 1996, respectively.

                  Shares issuable upon exercise or conversion of outstanding convertible debt, stock options and warrants are antidilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

(2)      Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. After adoption, all prior period data presented will be restated to conform with SFAS 128. The Company does not expect that basic and diluted EPS measured under SFAS 128 will be materially different from the current presentation of primary and fully-diluted loss per common share measured under APB No. 15. The Company will present both EPS measures on the face of the statement of operations for the year-end 1997.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


         Statement of Financial Accounting Standards No.129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company does not expect the statement to result in any substantive change in its disclosure.

(3)      Subsequent Events

         On April 10, 1997, the Company consummated the exchange of $125 million aggregate principal amount of 14% Series B Senior Notes due 2004 for $125 million aggregate principal amount of 14% Senior Notes containing identical terms, except that the 14% Senior Notes are registered under the Securities Act of 1933, as amended.

         On April 14, 1997 the Company consummated an exchange with American Telecasting, Inc. of wireless cable channel rights and related assets in South Dakota and Florida for wireless cable channel rights and related assets in Michigan and Illinois.

(4)      Contingencies

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

OVERVIEW

Management believes that period-to-period comparisons of the Company's consolidated financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high subscriber growth rate, system launches and acquisitions during the prior period presented.

Effective December 31, 1996, the Company revised its methodology for reporting subscribers in multiple dwelling units ("MDUs"). As a result of the methodology change, the Company's reported subscriber base decreased, while average monthly revenue per subscriber increased. For the year ended December 31, 1996 and in future periods, the Company will report its subscriber base and average revenue per subscriber based upon the new methodology (the "new method"). However, the Company is unable to retroactively apply the new methodology to the prior periods. Therefore, the information set forth below will contain information with subscriber data calculated using the old methodology (the "old method") solely for the purposes of comparison with prior periods.

Certain statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) business conditions and subscriber growth and churn in the Company's existing markets, (ii) the successful launch of systems in new and existing markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth, system development and debt service, (iv) the successful integration of new systems processes and management personnel, (v) regulatory and interference issues, including the grant of pending licenses and license modification applications that have not yet been filed with the Federal Communications Commission ("FCC"), and (vi) competitive products and services, as well as those matters discussed specifically elsewhere herein. As a result, the actual results by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Revenues. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. The Company's revenues for the first quarter of 1997 were $19.2 million, compared to $9.5 million for the first quarter of 1996, an increase of 101.7%. The increase in revenues from the first quarter of 1996 to the first quarter of 1997 was primarily due to the number of average subscribers, calculated under the old method, increasing to 219,974 in the first quarter of 1997 from 109,100 during the first quarter of 1996. Under the new method, the Company's average subscribers during the first quarter of 1997 were 192,437. Under the old method, average monthly revenue per subscriber was $28.88 during the first quarter of 1997, compared to $29.01 for the first quarter of 1996. Under the new method, average monthly revenue per subscriber during the first quarter of 1997 was $30.51. The decrease in average monthly revenue per subscriber from the first quarter of 1996 to the first quarter of 1997, calculated under the old method, was primarily due to an increase in MDU subscribers, which typically generate lower per subscriber revenue than single-family units, partially offset for subscribers by price increases under certain programming packages. At March 31, 1997, including one operating system managed by the Company, the Company had 227,605 subscribers under the old method (199,269 subscribers under the new method) versus 142,190 subscribers at March 31, 1996. Including one operating system managed by the Company, the Company had 58 systems in operation at March 31, 1997 compared to 39 systems in operation at March 31, 1996. On January 13, 1997, the Company acquired the Woodward and Watonga, Oklahoma operating systems. This acquisition did not materially contribute to revenues during the first quarter of 1997.

Systems Operations. Systems operations expenses include programming costs, channel lease payments, labor and overhead, costs of service calls and churn, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses which increase as the number of subscribers increases. Systems operations expenses were $9.0 million for the first quarter of 1997, versus $3.4 million for the first quarter of 1996. As a percentage of revenues, systems operations expenses were 47.2% for the first quarter of 1997, compared to 36.0% for the first quarter of 1996. As a percentage of revenues, systems operations expenses increased over the periods presented, primarily due to increased programming costs resulting from expanded channel offerings in certain markets, the promotion of a special programming package which carried lower margins than the Company's basic programming package and higher overall programming rates. In addition, the Company experienced increased service call expense during the first quarter of 1997 versus the first quarter of 1996, due to installation corrections at certain subscriber households and a significant increase in expenses related to the recovery of equipment from disconnected subscribers. The Company expects that expenses related to the recovery of equipment from disconnected subscribers will be higher than historical averages at least through the second quarter of 1997. Equipment recovered from disconnected subscribers significantly increased during the quarter due to the write-off of 33,000 subscribers as of December 31, 1996.

Selling, General and Administrative ("SG&A"). The Company has experienced increasing SG&A since its inception as a result of its increasing wireless cable activities and associated administrative costs, including costs related to opening and maintaining additional offices, additional accounting and support costs and additional compensation expense. SG&A was $10.1 million for the first quarter of 1997, compared to $5.9 million for the first quarter of 1996. The increase in SG&A from the first quarter of 1996 to the first quarter of 1997 is primarily due to an increase in the Company's corporate and executive staff to support the Company's overall growth and increased advertising and bad debt expense. As a percentage of revenues, SG&A was 52.6% during the first quarter of 1997 versus 62.5% in the first quarter of 1996. SG&A expense as a percentage of revenues declined over the periods presented, primarily due to economies of scale resulting from SG&A covering a significantly larger subscriber and revenue base.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $11.1 million for the first quarter of 1997, compared to $3.6 million for the first quarter of 1996. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and certain overhead charges, and direct commissions. These direct costs are capitalized as systems and equipment in the accompanying consolidated balance sheet. The increase in depreciation and amortization expense over the periods presented was due to additional systems and equipment in connection with the launch of 14 systems from March 31, 1996 to March 31, 1997, increased amortization expense on license and leased license investment of systems in operation and excess of cost over fair value of net assets acquired related to the acquisition of wireless cable channel rights, the acquisition of five operating wireless cable systems from March 31, 1996 to March 31, 1997 and the acquisition of minority interests in certain subsidiaries of the Company and changes in the estimates of useful lives. In the fourth quarter of 1996, the Company reduced its estimates of the useful lives of the non-recoverable portion of subscriber installation costs and license and leased license investment and excess of cost over fair value of assets acquired. The amortization period related to the nonrecoverable portion of subscriber installation costs was reduced from six years to four years to correspond to the Company's estimate of its average subscription term. The estimated useful live of license and lease license investment and excess of cost over fair value of net assets acquired was reduced from 20 years to 15 years.

Operating Loss. The Company generated operating losses of $11.1 million for the first quarter of 1997, compared to $3.4 million for the first quarter of 1996. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was positive $51,000 for the first quarter of 1997, versus positive $144,000 for the first quarter of 1996. As previously discussed, the increase in the Company's operating loss was primarily due to increased systems operations, SG&A and depreciation and amortization expense, partially offset by increases in revenues. The decrease in EBITDA over the periods presented was attributable to the aforementioned increase in systems operations expense and SG&A, partially offset by increases in revenues.

Interest Income. Interest income was $1.7 million during the first quarter of 1997, versus $0.7 million for the first quarter of 1996. The increased interest income over the periods presented is due to higher average cash and cash equivalents subsequent to the Company's issuance of $125 million of 14% Senior Notes due 2004 (the "14% Notes") in December 1996 and interest income on a $15.0 million note receivable from CS Wireless Systems, Inc. ("CS Wireless").

Interest Expense. The Company incurred interest expense of $9.9 million during the first quarter of 1997, compared to $4.7 million during the first quarter of 1996. The increase in interest expense is due to the Company's issuance of the 14% Notes in December 1996 and $15 million of 13% Senior Notes due 2003 in March 1996, as well as interest on debt incurred in conjunction with the FCC's Basic Trading Area ("BTA") auction. Interest expense for the first quarter of 1997 included non-cash interest of $1.1 million versus $1.0 million during the first quarter of 1996. Non-cash interest expense during the periods presented relates to interest on the Company's 9% Convertible Subordinated Discount Notes due 2004 (the "Convertible Notes").

Equity in Losses of Affiliates. The Company had equity in losses of affiliates of $8.3 million for the first quarter of 1997 and $2.4 million for the first quarter of 1996. Equity in losses of affiliates for the periods presented represent losses from Wireless One, Inc., in which the Company holds an approximate 20% interest, and CS Wireless, in which the Company holds an approximate 34% interest. The Company acquired its equity interest in CS Wireless on February 23, 1996.

Income Tax Benefit. The Company did not recognize income tax benefits related to the Company's net losses during the first quarter of 1997. The Company recognized income tax benefits related to the Company's net losses during the first quarter of 1996 totaling $1.6 million. The Company recognizes income tax benefits to the extent of future reversals of existing taxable temporary differences.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $27.6 million, or $1.41 per share, during the first quarter of 1997, versus $8.2 million, or $0.54 per share, during the first quarter of 1996. As previously discussed, although the Company's total revenue increased 101.7% from the first quarter of 1996 to the first quarter of 1997, due to increased systems operations, SG&A, depreciation and amortization and interest expense and increased equity in losses of affiliates, the Company's net losses increased over the periods presented. The Company expects to continue to incur net losses throughout 1997 and beyond.

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

The Company estimates that a launch of a wireless cable system in a typical market will involve the initial expenditure of approximately $0.5 million to $0.9 million for wireless cable system transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower, and incremental installation costs of approximately $465 per single family household subscriber for equipment, labor, overhead charges and direct commission. The Company recently has launched systems using a more sophisticated type of equipment that will cost approximately $65 less per installation, and therefore it believes that the average cost of materials will continue to decrease as subscribers are added in systems that utilize such equipment. The Company currently is reviewing its installation cost structure in an effort to improve operational efficiency. As a result, the Company's incremental installation costs may vary from those presented above. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

Net cash used in operations during the first quarter of 1997 was $11.2 million, versus $3.7 million for the first quarter of 1996. The increase in cash consumed by operations during the first quarter of 1997 versus the first quarter of 1996 was primarily due to increased systems operations expense, SG&A and interest expense and a decrease in accounts payable. These uses of cash were partially offset by a 101.7% increase in revenues from the first quarter of 1996 to the first quarter of 1997.

Net cash used in investing activities was $15.2 million during the first quarter of 1997, versus net cash provided by investing activities of $31.1 million during the first quarter of 1996. Cash used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of wireless cable channel rights that were not part of the Company's strategic plan. In addition, cash provided by/used in investing activities includes purchases and sales of debt securities, representing proceeds from the sale of $100 million and $15 million of 13% Senior Notes due 2003 (collectively the "13% Notes") and the 14% Notes placed in escrow for the semi-annual payment of interest.

During the first quarter of 1997, cash used in investing activities included the Company's acquisition of the Woodward and Watonga, Oklahoma operating systems for $1.6 million in cash. Cash used in investing activities during the first quarter of 1996 included the Company's acquisition of the Champaign, Illinois operating system and out-of-pocket expenses related to the acquisition of CableMaxx, Inc. and American Wireless Systems, Inc., together with substantially all of the assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. (collectively the "CableMaxx, AWS and Technivision Acquisitions"). These uses of cash were offset by the Company's contribution of wireless cable assets to CS Wireless, for which the Company received $53.3 million in cash, and the sale of two non-operating wireless cable markets for $2.2 million in cash.

Net cash used in financing activities was $0.4 million for the first quarter of 1997, versus net cash provided by financing activities of $3.8 million for the first quarter of 1996. Cash used in financing activities during the first quarter of 1997 primarily represents miscellaneous payments on short-term borrowings and notes payable. Cash provided by financing activities during the first quarter of 1996 principally represents the net proceeds from the sale of $15 million 13% Senior Notes due 2003, partially offset by payments on indebtedness assumed by the Company in the CableMaxx, AWS and Technivision Acquisitions.

Due to the above-discussed factors, at March 31, 1997, the Company had $52.8 million of unrestricted cash, compared to $79.6 million at December 31, 1996. In addition, at March 31, 1997, the Company had investments in debt securities totaling $30.4 million representing proceeds from the sale of the Company's 13% Notes and 14% Notes placed in escrow for the semi-annual payment of interest. The Company also holds a $15.0 million note from CS Wireless, of which the Company expects to receive substantially full payment during the second quarter of 1997, upon the consummation of certain asset sales by CS Wireless.

In an effort to conserve capital resources, the Company has suspended new system launches for the next three to six months. Following such period, the Company will determine an appropriate launch schedule based upon multiple factors including, but not limited to, the availability of capital resources and the number of wireless cable channels for which the Company has obtained FCC licenses in such markets. As a result of the aforementioned factors, the Company estimates that its cash-on-hand will be sufficient to fund its operations and debt service requirements through the first quarter of 1998.

As a result of the offering of the 13% Notes, the 14% Notes and the Convertible Notes, and the possible incurrance of additional indebtedness, or alternative financing, the Company will be required to satisfy certain debt service requirements. In April 1997, the Company disbursed all of the remaining funds in the escrow account established in connection with the indentures governing the 13% Notes. As a result, beginning in October 1997, the Company will be required to make semi-annual cash interest payments on the 13% Notes totaling approximately $7.5 million. Beginning in October 1998, following the disbursement in April 1998 of all of the funds in the escrow account established in connection with the indenture governing the 14% Notes, the Company will be required to make semi-annual cash interest payments on the 13% Notes and the 14% Notes totaling approximately $16.2 million. In addition, if the holders of the Convertible Notes have not exercised their conversion rights, beginning in November 1999 (or earlier upon a material default) the Company will be required to make semi-annual cash interest payments on the Convertible Notes totaling approximately $2.8 million. The ability of the Company to make such semi-annual interest payments will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 13% Notes, the 14% Notes, the Convertible Notes, or any other indebtedness of the Company, including indebtedness incurred to the FCC in connection with the BTA auction. If the Company is unable to make interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness.

Despite the Company's efforts to conserve capital resources and to maximize cash flow, the Company does not expect that sufficient cash flow will be generated to fund subscriber growth, new system development and debt service after the first quarter of 1998 and beyond. As a result, in order to continue growing the Company's subscriber base and to launch future operating systems, the Company will be required to seek external sources of funding to satisfy its capital needs. Such sources of funding may be financed in whole or in part directly by the Company and/or by its existing or future subsidiaries, through debt or equity financings, joint ventures or other arrangements. As in the past, the Company may also seek capital through the sale of its existing portfolio wireless cable channel rights. There can be no assurance that the sale of the Company's existing portfolio of wireless cable channel rights or sufficient debt or equity financing will be available on satisfactory terms and conditions, if at all. Failure to obtain such additional funds could adversely affect the growth and cash flow of the Company and would require the Company to suspend its subscriber growth and new system development plans.

FUTURE OPERATING RESULTS

The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including, (i) business conditions and subscriber growth and churn in the Company's existing markets, (ii) the successful launch of systems in new and existing markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth, system development and debt service, (iv) the successful integration of new systems processes and management personnel, (v) government regulation, including FCC regulations, and interference issues, and (vi) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

The Company is continuing to review and evaluate all of its business operations, processes and systems, and the Company has engaged Arthur Andersen L.L.P. and others to assist the Company in this effort. While the Company plans to increase its subscriber base during 1997, the rate of increase cannot be estimated with precision or certainty. In addition, the Company cannot quantify the potential impact on its 1997 financial performance resulting from the implementation of expense reductions, new business processes and management information systems. Furthermore, successful marketing and operating of the Company's existing systems will have a significant impact on the Company's 1997 operating and financial performance.

Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's common stock and debt instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

* 27     Financial Data Schedule

--------------------------------
*Filed herewith.

         (b)      REPORTS ON FORM 8-K

1. On February 21, 1997 the Company filed a Current Report on Form 8-K dated January 22, 1997 regarding the resignation of David E. Webb as President and CEO and the resignation of Wes W. Watkins as a director of the Company.

2. On February 28, 1997 the Company filed a Current Report on Form 8-K dated February 28, 1997 regarding the appointment of John A. Fanning as interim President and CEO of the Company.

3. On March 17, 1997 the Company filed a Current Report on Form 8-K dated March 17, 1997 regarding senior management departures from the Company.

4. On March 21, 1997 the Company filed a Current Report on Form 8-K dated March 21, 1997 regarding the extension of the expiration date for its offer to exchange up to $125 million of its 14% Series B Senior Notes due 2004 for up to $125 million of its existing 14% Senior Notes.

5. On April 4, 1997 the Company filed a Current Report on Form 8-K dated April 1, 1997 regarding the resignation of John A. Fanning as a member of the Board of Directors of the Company.

6. On April 10, 1997 the Company filed a Current Report on Form 8-K dated March 25, 1997 regarding additional changes in the Company's Board of Directors.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1997            HEARTLAND WIRELESS COMMUNICATIONS, INC.



                                 By: /s/ C.D. McHenry
                                    ---------------------------------------
                                    Carroll D. McHenry
                                    Chairman of the Board,
                                    Chief Executive Officer,
                                    President and Acting Chief Financial Officer
                                    (Principal Financial Officer)

                               Index to Exhibits


Exhibit
Number            Description
------            -----------
27                Financial Data Schedule