Form 10-Q
period 1997-06-30
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1997-08-14
CIK 917707

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

                        Commission File Number: 0-23694

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

                                      N/A
--------------------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if
                          Changed Since Last Report)

         Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Shares Outstanding
                    Class                                as of August 8, 1997
                    -----                                --------------------
         Common Stock, $.001 par value                         19,673,478

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

           HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               June 30,         December 31,
                                                                                 1997               1996
                                                                              ----------        ------------
                                                                              (unaudited)
                                  ASSETS
 Current assets:
       Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $ 51,364            $ 79,596
       Restricted assets - investment in debt securities . . . . . . . . . .      18,384              21,215
       Subscriber receivables and other, net of allowance for doubtful
             accounts of $1,111 in 1997 and $5,468 in 1996 . . . . . . . . .       3,951               5,382
       Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . .       2,051               1,586
                                                                                --------            --------
                  Total current assets . . . . . . . . . . . . . . . . . . .      75,750             107,779
                                                                                --------            --------
 Investments in affiliates, at equity  . . . . . . . . . . . . . . . . . . .      51,066              68,095

 Systems and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . .     145,872             145,797
 License and leased license investment, net of accumulated amortization
       of $8,808 in 1997 and $7,127 in 1996  . . . . . . . . . . . . . . . .     127,259             129,725
 Excess of cost over fair value of net assets acquired, net of
       accumulated amortization of $2,688 in 1997 and $1,691 in 1996 . . . .      27,223              28,220
 Restricted assets - investment in debt securities . . . . . . . . . . . . .          --               8,792
 Note receivable from affiliate  . . . . . . . . . . . . . . . . . . . . . .       3,832              16,275

 Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,707              10,681
                                                                                --------            --------
                                                                                $441,709            $515,364
                                                                                ========            ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
       Accounts payable and accrued expenses . . . . . . . . . . . . . . . .    $ 17,950            $ 30,740
       Current portion of long-term debt . . . . . . . . . . . . . . . . . .       1,413               1,188
                                                                                --------            --------
                  Total current liabilities  . . . . . . . . . . . . . . . .      19,363              31,928
                                                                                --------            --------
 Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .     304,688             302,350
 Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . . .         149                 239
 Stockholders' equity:
      Common stock, $.001 par value; authorized 50,000,000 shares,
         issued 19,670,135 shares in 1997 and 19,584,229 shares in 1996. . .          20                  20
      Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .     261,678             261,652
      Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .    (143,915)            (80,551)
      Treasury stock, at cost, 10,252 shares   . . . . . . . . . . . . . . .        (274)               (274)
                                                                                --------            --------

                  Total stockholders' equity . . . . . . . . . . . . . . . .     117,509             180,847
 Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . .
                                                                                --------            --------
                                                                                $441,709            $515,364
                                                                                ========            ========


 See accompanying notes to consolidated condensed financial statements.

           HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                        --------------------------      -------------------------
                                                            1997             1996           1997            1996
                                                        --------         --------       --------        --------
                                                              (UNAUDITED)                     (UNAUDITED)
Revenues  . . . . . . . . . . . . . . . . . . . . .     $ 19,741         $ 13,801       $ 38,926        $ 23,313
                                                        --------         --------       --------        --------

Operating expenses:
     Systems operations   . . . . . . . . . . . . .       11,252            5,026         20,113           8,448
     Selling, general and administrative.   . . . .       11,079            8,316         21,352          14,261
     Depreciation and amortization  . . . . . . . .       16,508            6,103         27,626           9,657
                                                        --------         --------       --------        --------
       Total operating expenses   . . . . . . . . .       38,839           19,445         69,091          32,366
                                                        --------         --------       --------        --------

       Operating loss   . . . . . . . . . . . . . .      (19,098)          (5,644)       (30,165)         (9,053)
                                                        --------         --------       --------        --------
Other income (expense):
     Interest income  . . . . . . . . . . . . . . .        1,539              778          3,271           1,486
     Interest expense   . . . . . . . . . . . . . .       (9,977)          (5,028)       (19,910)         (9,720)
     Equity in losses of affiliates   . . . . . . .       (8,272)          (4,321)       (16,574)         (6,722)

     Other income, net  . . . . . . . . . . . . . .           17              460             14             460
                                                        --------         --------       --------        --------
       Total other income (expense)   . . . . . . .      (16,693)          (8,111)       (33,199)        (14,496)
                                                        --------         --------       --------        --------
       Loss before income taxes   . . . . . . . . .      (35,791)         (13,755)       (63,364)        (23,549)
Income tax benefit  . . . . . . . . . . . . . . . .           --            3,351             --           4,902
                                                        --------         --------       --------        --------
                 Net loss . . . . . . . . . . . . .     $(35,791)        $(10,404)      $(63,364)       $(18,647)
                                                        =========        =========      =========       =========
Net loss per common share . . . . . . . . . . . . .     $  (1.82)        $   (.54)      $  (3.23)       $  (1.07)
                                                        =========        =========      =========       =========



 See accompanying notes to consolidated condensed financial statements.

           HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                             Six Months Ended
                                                                                June 30,
                                                                          ------------------------
                                                                           1997            1996
                                                                          --------        --------
                                                                               (UNAUDITED)
Cash flows from operating activities:
     Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(63,364)       $(18,647)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . .     27,626           9,657

       Deferred income tax benefit  . . . . . . . . . . . . . . . . . .        ---          (4,902)
       Debt accretion and debt issuance cost amortization   . . . . . .      2,760           2,556
       Equity in losses of affiliates   . . . . . . . . . . . . . . . .     16,574           6,722
       Changes in assets and liabilities, net of acquisitions:
           Subscriber receivables and other   . . . . . . . . . . . . .      1,441          (2,917)
           Prepaid expenses and other   . . . . . . . . . . . . . . . .     (1,210)            110

           Accounts payable, accrued expenses and other                    (12,790)        (11,072)
                                                                          --------        --------
           liabilities  . . . . . . . . . . . . . . . . . . . . . . . .
                Net cash used in operating activities . . . . . . . . .    (28,963)        (18,493)
                                                                          --------        --------

Cash flows from investing activities:
     Distributions from affiliate   . . . . . . . . . . . . . . . . . .        ---          58,340
     Proceeds from note receivable  . . . . . . . . . . . . . . . . . .     13,300             ---
     Proceeds from assets held for sale   . . . . . . . . . . . . . . .        ---          16,705
     Purchases of systems and equipment   . . . . . . . . . . . . . . .    (21,598)        (32,554)
     Expenditures for license and leased licenses   . . . . . . . . . .       (448)         (2,419)

     Purchases of debt securities   . . . . . . . . . . . . . . . . . .        ---          (2,170)
     Proceeds from maturities of debt securities  . . . . . . . . . . .     11,869           6,500
     Acquisitions, net of cash acquired   . . . . . . . . . . . . . . .     (1,622)        (14,300)
                                                                          --------        --------
                Net cash provided by investing activities . . . . . . .      1,501          30,102
                                                                          --------        --------
Cash flows from financing activities:

     Proceeds from long-term debt   . . . . . . . . . . . . . . . . . .        ---          16,350
     Payments on long-term debt   . . . . . . . . . . . . . . . . . . .        ---         (11,125)
     Payment of debt issuance costs   . . . . . . . . . . . . . . . . .        ---            (603)
     Payments on short-term borrowings and notes payable  . . . . . . .       (680)         (1,485)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (90)            136
                                                                          --------        --------
                Net cash provided by (used in) financing activities . .       (770)          3,273
                                                                          --------        --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . .    (28,232)         14,882
Cash and cash equivalents at beginning of period  . . . . . . . . . . .     79,596          23,143
                                                                          --------        --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . .   $ 51,364        $ 38,025
                                                                          ========        ========


See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997
(1)      General

         (a)     Description of Business

                 Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems. The Company holds wireless cable channel rights primarily in small to mid-size markets located in the central United States. Including one operating system managed by the Company, the Company had systems in operation in 58 markets at June 30, 1997.

         (b)     Principles of Consolidation

                 The consolidated condensed financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

         (c)     Interim Financial Information

                 In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996, included in the Company's Form 10-K/A for the year ended December 31, 1996.

         (d)     Net Loss Per Common Share

                 Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 19,645,000 and 19,400,000 for the three-month periods ended June 30, 1997 and 1996, respectively, and 19,615,000 and 17,376,00 in the six-month periods ended June 30, 1997 and 1996, respectively.

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


         materially different from the current presentation of primary and fully-diluted loss per common share measured under APB Opinion No. 15. The Company will present both EPS measures on the face of the statement of operations for the year-end 1997.

         Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company does not expect the statement to result in any substantive change in its disclosure.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. The Company is evaluating these statements to determine the impact on its disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and notes thereto of Heartland Wireless Communications, Inc.

OVERVIEW

Management believes that period-to-period comparisons of the Company's consolidated financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's high subscriber growth rate, system launches and acquisitions during the prior periods presented.

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

Certain statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) business conditions and subscriber growth and churn in the Company's existing markets, (ii) the successful launch of systems in new and existing markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth, system development and debt service, (iv) the successful integration of new systems processes and management personnel, (v) regulatory and interference issues, including the grant of pending licenses and license modification applications that have not yet been filed with the Federal Communications Commission ("FCC"), and (vi) competitive products and services, as well as those matters discussed specifically elsewhere herein. As a result, the actual results by the Company could differ materially from the statements made herein. Readers are cautioned not to place undue reliance on the forward looking statements made in this report.

BALANCE SHEET AS OF JUNE 30, 1997 COMPARED TO THE BALANCE SHEET AS OF DECEMBER 31, 1996

Allowance for Doubtful Accounts. The allowance for doubtful accounts was $1.1 million as of June 30, 1997, compared to $5.5 million as of December 31, 1996. The decrease in this account over the periods presented is due to the write-off of certain delinquent subscriber balances, principally consisting of the 33,000 subscribers that were identified as of December 31, 1996 as delinquent. Management of the Company writes-off delinquent subscriber balances when the Company no longer provides programming services and future collection efforts are not warranted.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

Revenues. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. The Company's revenues for the second quarter of 1997 were $19.7 million, compared to $13.8 million for the second quarter of 1996, an increase of 42.8%. Revenues for the six months ended June 30, 1997 were $38.9 million, versus $23.3 million for the comparable prior-year period, an increase of 67%. The increase in revenues for the second quarter and six months ended June 30, 1997 over the comparable prior-year periods was primarily due to the increase in the number of average subscribers, calculated under the old method, from 153,100 and 132,100 in the second quarter and six months ended June 30, 1996 to 228,900 and 224,500 for the second quarter and six months ended June 30, 1997. Under the new method, the Company's average subscribers during the second quarter and six months ended June 30, 1997 were 200,500 and 196,500. Under the old method, average monthly revenue per subscriber was $28.65 and $28.74 during the second quarter and six months ended June 30, 1997, compared to $28.98 and $29.09 for the second quarter and six months ended June 30, 1996. Under the new method, average monthly revenue per subscriber during the second quarter and six months ended June 30, 1997 was

$31.84 and $31.19. The decrease in average monthly revenue per subscriber from the second quarter and six months ended June 30, 1996 to the second quarter and six months ended June 30, 1997, calculated under the old method, was primarily due to an increase in MDU subscribers, which typically generate lower per subscriber revenue than single-family units, partially offset by price increases under certain programming packages. At June 30, 1997, including one operating system managed by the Company, the Company had 227,600 subscribers under the old method (197,400 subscribers under the new method) versus 167,430 subscribers at June 30, 1996. Including one operating system managed by the Company, the Company had 58 systems in operation at June 30, 1997 compared to 43 systems in operation at June 30, 1996.

Systems Operations. Systems operations expenses include programming costs, channel lease payments, labor and overhead costs of service calls and churn, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses which increase as the number of subscribers increases. Systems operations expenses were $11.3 million for the second quarter of 1997, versus $5.0 million for the second quarter of 1996. For the six months ended June 30, 1997, system operations expense was $20.1 million, compared to $8.4 million for the comparable prior-year period. As a percentage of revenues, systems operations expenses were 57.0% and 51.7% for the second quarter and six months ended June 30, 1997, compared to 36.4% and 36.2% for the comparable prior year period. As a percentage of revenues, systems operations expenses increased over the periods presented, primarily due to increased programming costs resulting from expanded channel offerings in certain markets, the promotion of a special programming package which carried lower margins than the Company's basic programming package and higher overall programming rates. In addition, the Company experienced increased service call expense during the second quarter and six months ended June 30, 1997 versus the second quarter and six months ended June 30, 1996, due to installation corrections at certain subscriber households and a significant increase in expenses related to the recovery of equipment from disconnected subscribers. The Company expects that expenses related to the recovery of equipment from disconnected subscribers will be higher than historical averages at least through the third quarter of 1997. Equipment recovered from disconnected subscribers significantly increased during the quarter due to the write-off of 33,000 subscribers as of December 31, 1996.

Selling, General and Administrative ("SG&A"). The Company has experienced increasing SG&A over the periods presented as a result of its increasing wireless cable activities and associated administrative costs, including costs related to opening and maintaining additional offices, additional accounting and support costs and additional compensation expense. SG&A was $11.1 million and $21.4 million for the second quarter and six months ended June 30, 1997, compared to $8.3 million and $14.3 million for the second quarter and six months ended June 30, 1996. The increase in SG&A from the periods presented is primarily due to an increase in the Company's corporate and executive staff to support the Company's overall growth and increased advertising and bad debt expense. As a percentage of revenues, SG&A was 56.1% and 54.9% during the second quarter and six months ended June 30, 1997 versus 60.3% and 61.2% in the second quarter and six months ended June 30, 1996. SG&A expense as a percentage of revenues declined over the periods presented, primarily due to economies of scale resulting from SG&A covering a significantly larger subscriber and revenue base.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $16.5 million for the second quarter of 1997, compared to $6.1 million for the second quarter of 1996. Depreciation and amortization expense was $27.6 million for the six months ended June 30, 1997, versus $9.7 million for the comparable prior period. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and certain overhead charges, and direct commissions. These direct costs are capitalized as systems and equipment in the accompanying consolidated balance sheet. The increase in depreciation and amortization expense over the periods presented was due to additional systems and equipment in connection with the launch of 12 systems from June 30, 1996 to June 30, 1997, increased amortization expense on license and leased license investment of systems in operation and excess of cost over fair value of net assets acquired related to the acquisition of wireless cable channel rights, the acquisition of three operating wireless cable systems from June 30, 1996 to June 30,

1997 and the acquisition of minority interests in certain subsidiaries of the Company and changes in the estimates of useful lives. In the fourth quarter of 1996, the Company reduced its estimates of the useful lives of the non-recoverable portion of subscriber installation costs and license and leased license investment and excess of cost over fair value of assets acquired. The amortization period related to the nonrecoverable portion of subscriber installation costs was reduced from six years to four years to correspond to the Company's estimate of its average subscription term. The estimated useful life of license and lease license investment and excess of cost over fair value of net assets acquired was reduced from 20 years to 15 years.

Operating Loss. The Company generated operating losses of $19.1 million and $30.2 million for the second quarter and six months ended June 30, 1997, compared to $5.6 million and $9.1 million for the comparable prior periods. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was negative $2.6 million for the second quarter of 1997, versus positive $0.5 million for the second quarter of 1996. Consolidated EBITDA for the six months ended June 30, 1997 was negative $2.5 million, compared to positive $0.6 million for the six months ended June 30, 1996. As previously discussed, the increase in the Company's operating loss was primarily due to increased systems operations, SG&A and depreciation and amortization expense, partially offset by increases in revenues. The decrease in EBITDA over the periods presented is attributable to the aforementioned increase in systems operations expense and SG&A, partially offset by increases in revenues. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes.

Interest Income. Interest income was $1.5 million and $3.3 million during the second quarter and six months ended June 30, 1997, versus $0.8 million and $1.5 million for the comparable prior year periods. The increased interest income over the periods presented is due to higher average cash and cash equivalents subsequent to the Company's issuance of $125 million of 14% Senior Notes due 2004 (the "14% Notes") in December 1996 and interest income on a $15.0 million note receivable from CS Wireless Systems, Inc. ("CS Wireless").

Interest Expense. The Company incurred interest expense of $10.0 million during the second quarter of 1997, compared to $5.0 million during the second quarter of 1996. Interest expense was $19.9 million for the six months ended June 30, 1997, versus $9.7 million for the comparable prior-year period. The increase in interest expense is due to the Company's issuance of the 14% Notes in December 1996 and $15 million of 13% Senior Notes due 2003 in March 1996, as well as interest on debt incurred in conjunction with the FCC's Basic Trading Area ("BTA") auction. Interest expense for the second quarter and six months ended June 30, 1997 included non-cash interest of $1.1 million and $2.2 million compared to $1.0 million and $2.1 million during the second quarter and six months ended June 30, 1996. Non-cash interest expense during the periods presented relates to interest on the Company's 9% Convertible Subordinated Discount Notes due 2004 (the "Convertible Notes").

Equity in Losses of Affiliates. The Company had equity in losses of affiliates of $8.3 million and $16.6 million for the second quarter and six months ended June 30, 1997, versus $4.3 million and $6.7 million for the comparable prior periods. Equity in losses of affiliates for the periods presented represent losses from Wireless One, Inc., in which the Company holds an approximate 20% interest, and CS Wireless, in which the Company holds an approximate 34% interest. The Company acquired its equity interest in CS Wireless on February 23, 1996.

Income Tax Benefit. The Company did not recognize income tax benefits related to the Company's net losses during the second quarter and six months ended June 30, 1997. The Company recognized income tax benefits related to the Company's net losses during the second quarter and six months ended June 30, 1996 totaling $3.4 million and $4.9 million. The Company recognizes income tax benefits to the extent of future reversals of existing taxable temporary differences, none of which were available for the second quarter and six months ended June 30, 1997.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $35.8 million, or $1.82 per share, during the second quarter of 1997, versus $10.4 million, or $0.54 per share, during the second quarter of 1996. For the six months ended June 30, 1997, the Company incurred net losses of $63.4 million, or $3.23 per share, compared to $18.6 million, or $1.07 per share, for the comparable prior-year period. As previously discussed, although the Company's total revenue increased 42.8% from the second quarter of 1996 to the second quarter of 1997 and 67% from the six months ended June 30, 1996 to the six months ended June 30, 1997, due to increased systems operations, SG&A, depreciation and amortization and interest expense and increased equity in losses of affiliates, the Company's net losses increased over the periods presented. The Company expects to continue to incur net losses throughout 1997 and beyond.

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

The Company estimates that a launch of a wireless cable system in a typical market will involve the initial expenditure of approximately $0.5 million to $0.9 million for wireless cable system transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower, and incremental installation costs of approximately $465 per single family household subscriber for equipment, labor, overhead charges and direct commission. The Company recently has launched systems in some markets using a more sophisticated type of equipment that will cost approximately $65 less per installation, and therefore it believes that the average cost of materials will continue to decrease as subscribers are added in systems that utilize such equipment. The Company currently is reviewing its installation cost structure in an effort to improve operational efficiency. As a result, the Company's incremental installation costs may vary from those presented above. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

Net cash used in operations during the six months ended June 30, 1997 was $29.0 million, versus $18.5 million for the six months ended June 30, 1996. The increase in cash consumed by operations during the six months ended June 30, 1997 was primarily due to increased systems operations expense, SG&A and interest expense and a decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a 67% increase in revenues for the six months ended June 30, 1997 as compared to the comparable prior-year period.

Net cash provided by investing activities was $1.5 million during the six months ended June 30, 1997, versus net cash provided by investing activities of $30.1 million during the six months ended June 30, 1996. During the six months ended June 30, 1997, cash provided by investing activities included receipt of $13.3 million in cash from CS Wireless for partial payment on the $15.0 million note receivable and sales of debt securities totaling $11.9 million, offset by the Company's acquisition of the Woodward and Watonga, Oklahoma operating systems for $1.6 million in cash in the first quarter of 1997. Cash used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems.

In addition, cash provided by/used in investing activities for the six months ended June 30, 1996 includes purchases and sales of debt securities, representing proceeds from the sale of $100 million and $15 million of 13% Senior Notes due 2003 (collectively the "13% Notes") placed in escrow for the semi-annual payment of interest. During the six months ended June 30, 1996, cash provided by investing activities included the receipt of approximately $58.3 million in cash from CS Wireless in connection with the Company's contribution of wireless cable assets to CS Wireless and the sale of wireless cable channel rights that are not part of the Company's strategic plan, in which the Company received approximately $16.7 million in cash. These sources of cash were partially offset by the Company's acquisition of the Champaign, Illinois operating system and out-of-pocket expenses related to the acquisition of CableMaxx, Inc. and American Wireless Systems, Inc., together with substantially all of the assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. (collectively the "CableMaxx, AWS and Technivision Acquisitions").

Net cash used in financing activities was $0.8 million for the six months ended June 30, 1997, versus net cash provided by financing activities of $3.3 million for the six months ended June 30, 1996. Cash used in financing activities during the six months ended June 30, 1997 primarily represents miscellaneous payments on short-term borrowings and notes payable. Cash provided by financing activities during the six months ended June 30, 1996 principally represents the net proceeds from the sale of $15 million 13% Senior Notes due 2003, partially offset by payments on indebtedness assumed by the Company in the CableMaxx, AWS and Technivision Acquisitions.

Due to the above-discussed factors, at June 30, 1997, the Company had $51.4 million of unrestricted cash, compared to $38.0 million at June 30, 1996. In addition, at June 30, 1997, the Company had investments in debt securities totaling $18.4 million representing proceeds from the sale of the Company's 14% Notes placed in escrow for the semi-annual payment of interest.

In an effort to conserve capital resources, the Company has suspended new system launches and reduced marketing efforts directed at the acquisition of net new subscribers at least for the next three months. Prior to the end of 1997, the Company intends to finalize an appropriate launch schedule and marketing plan based upon multiple factors including, but not limited to, the availability of capital resources and the number of wireless cable channels for which the Company has obtained FCC licenses in such markets. The Company estimates that its cash-on-hand will be sufficient to fund its operations and debt service requirements through the second quarter of 1998.

As a result of the offering of the 13% Notes, the 14% Notes and the Convertible Notes, and the possible incurrance of additional indebtedness, or alternative financing, the Company will be required to satisfy certain debt service requirements. In April 1997, the Company disbursed all of the remaining funds in the escrow account established in connection with the indentures governing the 13% Notes. As a result, beginning in October 1997, the Company will be required to make semi-annual cash interest payments on the 13% Notes, with each such payment totaling approximately $7.5 million. Beginning in October 1998, following the disbursement in April 1998 of all of the funds in the escrow account established in connection with the indenture governing the 14% Notes, the Company will be required to make semi-annual cash interest payments on the 13% Notes and the 14% Notes, with each such payment totaling approximately $16.2 million. In addition, if the holders of the Convertible Notes have not exercised their conversion rights, beginning in November 1999 (or earlier upon a material default) the Company will be required to make semi-annual cash interest payments on the Convertible Notes, with each such payment totaling approximately $2.8 million. The ability of the Company to make such semi-annual interest payments will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 13% Notes, the 14% Notes, the Convertible Notes, or any other indebtedness of the Company, including indebtedness incurred to the FCC in connection with the BTA auction. If the Company is unable to make interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness.

Despite the Company's efforts to conserve capital resources and to maximize cash flow, the Company does not expect that sufficient cash flow will be generated to fund subscriber growth, new system development and debt service beyond the second quarter of 1998. As a result, in order to continue growing the Company's subscriber base and to launch future operating systems, the Company will be required to seek external sources of funding to satisfy its capital needs. Such sources of funding may be financed in whole or in part directly by the Company and/or by its existing or future subsidiaries, through debt or equity financings, joint ventures or other arrangements. As in the past, the Company may also seek capital through the sale of its existing portfolio wireless cable channel rights. There can be no assurance that the sale of the Company's existing portfolio of wireless cable channel rights or sufficient debt or equity financing will be available on satisfactory terms and conditions, if at all. Failure to obtain such additional funds could adversely affect the growth and cash flow of the Company and would require the Company to suspend its subscriber growth and new system development plans.

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

The Company is continuing to review and evaluate all of its business operations, processes and systems, and the Company has engaged Arthur Andersen L.L.P. and others to assist the Company in this effort. While the Company plans to increase its subscriber base during the second half of 1997, the rate of increase cannot be estimated with precision or certainty. In addition, the Company cannot quantify the potential impact on its 1997 financial performance resulting from the implementation of expense reductions, new business processes and management information systems. Furthermore, successful marketing and operating of the Company's existing systems will have a significant impact on the Company's 1997 operating and financial performance.

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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

* 27     Financial Data Schedule

----------------------
*Filed herewith.

         (b)     REPORTS ON FORM 8-K

1. On April 4, 1997 the Company filed a Current Report on Form 8-K dated April 1, 1997 regarding the resignation of John A. Fanning as a Director of the Company.

2. On April 10, 1997 the Company filed a Current Report on Form 8-K dated March 25, 1997 regarding additional changes in the Company's Board of Directors.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1997                 HEARTLAND WIRELESS COMMUNICATIONS, INC.



                                       By: /s/ C.D. McHenry
                                          ------------------------------------
                                          Carroll D. McHenry
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Acting
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       EXHIBIT
-------                      -------
27                    Financial Data Schedule