Form 10-Q
period 1997-09-30
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1997-11-14
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                              -------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ---------------------

                         Commission file number 0-23694
                                               ----------

                     Heartland Wireless Communications, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                            73-1435149
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

200 Chisholm Place, Suite 200, Plano, Texas                       75075
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code       (972) 423-9494
                                                  -----------------------------

                                       N/A
--------------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report.

     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                    Shares Outstanding
           Class                                  as of November 11, 1997
           -----                                  -----------------------
Common Stock, $.001 par value                           19,682,916


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                      1997            1996
                                                                                   ---------       ---------
                                                                                  (UNAUDITED)

                    ASSETS
Current assets:
      Cash and cash equivalents .............................................      $  52,851       $  79,596
      Restricted assets - investment in debt securities .....................         18,950          21,215
      Subscriber and other receivables, net of allowance for doubtful
            accounts of $526 in 1997 and $5,468 in 1996 .....................          2,738           5,382
      Prepaid expenses and other ............................................          1,941           1,586
                                                                                   ---------       ---------
                  Total current assets ......................................         76,480         107,779
                                                                                   ---------       ---------
Investments in affiliates, at equity ........................................         42,694          68,095
Systems and equipment, net ..................................................        128,205         145,797
License and leased license investment, net of accumulated amortization of
      $10,465 in 1997 and $7,127 in 1996 ....................................        125,601         129,725
Excess of cost over fair value of net assets acquired, net of accumulated
      amortization of $3,187 in 1997 and $1,691 in 1996 .....................         26,725          28,220
Restricted assets - investment in debt securities ...........................             --           8,792
Note receivable from affiliate ..............................................          1,996          16,275
Other assets, net ...........................................................          6,903          10,681
                                                                                   ---------       ---------
                                                                                   $ 408,604       $ 515,364
                                                                                   =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities ..............................      $  25,890       $  30,740
      Current portion of long-term debt .....................................          1,413           1,188
                                                                                   ---------       ---------
                  Total current liabilities .................................         27,303          31,928
                                                                                   ---------       ---------
Long-term debt, less current portion ........................................        305,448         302,350
Minority interests in subsidiaries ..........................................            149             239
Stockholders' equity:
Common stock, $.001 par value; authorized 50,000,000 shares, issued
      19,682,916 shares in 1997 and 19,584,229 shares in 1996 ...............             20              20
      Additional paid-in capital ............................................        261,720         261,652
      Accumulated deficit ...................................................       (185,762)        (80,551)
      Treasury stock, 10,252 shares, at cost ................................           (274)           (274)
                                                                                   ---------       ---------
                  Total stockholders' equity ................................         75,704         180,847
Commitments and contingencies
                                                                                   ---------       ---------
                                                                                  $  408,604       $ 515,364
                                                                                  ==========       =========


See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                  -----------------------       ------------------------
                                                    1997           1996           1997            1996
                                                  --------       --------       ---------       --------
                                                         (UNAUDITED)                    (UNAUDITED)

Revenues ...................................      $ 19,890       $ 15,651       $  58,816       $ 38,964
                                                  --------       --------       ---------       --------
Operating expenses:
  Systems operations .......................        10,686          4,516          29,923         12,638
  Selling, general and administrative ......        10,002          9,818          32,230         24,406
  Depreciation and amortization ............        24,255          8,493          51,881         18,150
                                                  --------       --------       ---------       --------
    Total operating expenses ...............        44,943         22,827         114,034         55,194
                                                  --------       --------       ---------       --------
    Operating loss .........................       (25,053)        (7,176)        (55,218)       (16,230)
                                                  --------       --------       ---------       --------
Other income (expense):
  Interest income ..........................         1,370          1,427           4,641          2,913
  Interest expense .........................        (9,956)        (5,447)        (29,866)       (15,167)
  Equity in losses of affiliates ...........        (8,172)        (5,980)        (24,746)       (12,702)
  Other income (expense), net ..............           (36)         4,809             (22)         5,269
                                                  --------       --------       ---------       --------
    Total other income (expense) ...........       (16,794)        (5,191)        (49,993)       (19,687)
                                                  --------       --------       ---------       --------
    Loss before income taxes ...............       (41,847)       (12,367)       (105,211)       (35,917)
Income tax benefit .........................            --          6,924              --         11,826
                                                  --------       --------       ---------       --------
         Net loss ..........................      $(41,847)      $ (5,443)      $(105,211)      $(24,091)
                                                  ========       ========       =========       ========
Net loss per common share...................      $  (2.13)      $   (.28)      $   (5.36)      $  (1.33)
                                                  ========       ========       =========       ========


See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ------------------------
                                                                            1997             1996
                                                                          ---------       --------
                                                                                  (UNAUDITED)

Cash flows from operating activities:
  Net loss .........................................................      $(105,211)      $(24,091)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ................................         51,881         18,150
      Deferred income tax benefit ..................................             --        (11,826)
      Debt accretion and debt issuance cost amortization ...........          4,260          3,893
      Equity in losses of affiliates ...............................         24,746         12,702
      Gain on sale of assets .......................................             --         (5,279)
      Changes in assets and liabilities, net of acquisitions:
            Subscriber receivables .................................          2,654         (3,493)
            Prepaid expenses and other .............................         (1,580)        (2,613)
            Accounts payable, accrued expenses and other liabilities         (4,850)         2,498
                                                                          ---------       --------
                 Net cash used in operating activities .............        (28,100)       (10,059)
                                                                          ---------       --------
Cash flows from investing activities:
      Distributions from affiliate .................................         18,783         53,340
      Proceeds from sale of assets .................................            126         23,804
      Purchases of systems and equipment ...........................        (25,458)       (62,123)
      Expenditures for license and lease license investment ........           (479)        (2,971)
      Purchases of debt securities .................................             --         (1,879)
      Proceeds from sale of debt securities ........................         11,869          6,775
      Acquisitions, net of cash acquired ...........................         (1,622)       (15,869)
                                                                          ---------       --------
                 Net cash provided by investing activities .........          3,219          1,077
                                                                          ---------       --------
Cash flows from financing activities:
      Proceeds from long-term debt .................................             --         16,350
      Payments on long-term debt ...................................             --        (11,125)
      Payment of debt issuance costs ...............................           (597)          (603)
      Payments on short-term borrowings and notes payable ..........         (1,177)        (3,775)
      Other ........................................................            (90)           136
                                                                          ---------       --------
                 Net cash provided by (used in) financing activities         (1,864)           983
                                                                          ---------       --------
Net decrease in cash and cash equivalents ..........................        (26,745)        (7,999)
Cash and cash equivalents at beginning of period ...................         79,596         23,143
                                                                          ---------       --------
Cash and cash equivalents at end of period .........................      $  52,851       $ 15,144
                                                                          =========       ========


See accompanying notes to consolidated condensed financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997

(1)  General

     (a)  Description of Business

          Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems. The Company holds wireless cable channel rights primarily in small to midsize markets located in the central United States. Including one operating system managed by the Company, the Company had systems in operation in 58 markets at September 30, 1997.

     (b)  Principles of Consolidation

          The consolidated condensed financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

     (c)  Interim Financial Information

          In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996, included in the Company's Annual Report to Stockholders and Form 10-K/A for the year ended December 31, 1996.

     (d)  Net Loss Per Common Share

          Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 19,677,000 and 19,540,000 for the three-month periods ended September 30, 1997 and 1996, respectively, and 19,636,000 and 18,103,000 in the nine-month periods ended September 30, 1997 and 1996.

          Shares issuable upon exercise or conversion of outstanding convertible debt, stock options and warrants are antidilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

     (e)  Reclassifications

          With respect to the consolidated condensed financial statements, certain reclassifications have been made to the prior interim periods to conform to the current period's presentation.

(2)       Depreciation Expense

          In the third quarter of 1997, the Company recorded a charge to depreciation expense of $9.0 million. This charge was comprised of three components: $6.1 million related to the write-off of installed subscriber equipment for lost subscribers and is deemed to be unrecoverable in the third quarter of 1997; $1.7 million related to the write-off of obsolete subscriber equipment that is not available for future use; and $1.2 million related to the effects of reduction in the estimated useful life by the Company of the nonrecoverable portion of subscriber installation costs.

          Effective July 1, 1997, the Company revised its estimated useful life from four years to three years for the nonrecoverable portion of newly acquired subscriber installation costs to correspond to the Company's current estimate of its average subscription term. In addition, for the nonrecoverable portion of previously acquired subscriber installation costs, the Company prospectively changed, effective July 1, 1997, the remaining estimated useful life for such equipment. The effect of the above changes in estimated useful life resulted in an incremental depreciation expense in the third quarter of $1.2 million.

(3)       Recent Accounting Pronouncements

          Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. After adoption, all prior period data presented will be restated to conform with SFAS 128. The Company does not expect that basic and diluted EPS measured under SFAS 128 will be materially different from the current presentation of primary and fully-diluted loss per common share measured under APB Opinion No. 15. The Company will present both EPS measures on the face of the statement of operations for all periods present in the consolidated statement for the year-end December 31, 1997.

          Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company does not expect the statement to result in any substantive change in its disclosure.

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. Although these statements do not impact the accounting for certain transactions, the Company is evaluating their impact on its disclosure.

(4)       Contingencies

          The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position or operating results.

(5)       Divestitures

          In September 1997, the Company sold a 39% equity interest in Television Interactiva del Norte, S.A. de C.V. ("Telinor") for U.S. $0.9 million to CS Wireless Systems, Inc. ("CS Wireless"). In addition, the Company sold to CS Wireless two promissory notes payable by Telinor for approximately U.S. $2.56 million, representing principal and accrued interest payable under such notes. Following this transaction, the Company retained a 10% equity interest in Telinor.

(6)       Other

          In September 1997, the Company completed certain post-closing adjustments with respect to relative accounts payable, accounts receivable, working capital assets and subscribers relating to the Participation Agreement dated as of February 23, 1996 (the "Participation Agreement"), among the Company, CS Wireless and CAI Wireless Systems, Inc. The Company received approximately 257,000 shares of newly issued common stock of CS Wireless in connection with these adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and notes thereto of Heartland Wireless Communications, Inc.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) business conditions and subscriber growth and churn in the Company's existing markets, (ii) the successful launch of systems in new and existing markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth, system development and debt service, (iv) the successful integration of new systems processes and management personnel, (v) regulatory and interference issues, including the grant of pending licenses and license modification applications that have not yet been filed with the Federal Communications Commission ("FCC") and the receipt of regulatory approvals for alternative uses of spectrum, and (vi) competitive products and services, including alternative methods of distributing and receiving multi-channel video programming, as well as those matters discussed specifically elsewhere herein. As a result, the actual results by the Company could differ materially from the statements made herein. Readers are cautioned not to place undue reliance on the forward looking statements made in this report.

OVERVIEW

Management believes that period-to-period comparisons of the Company's consolidated financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate, system launches and acquisitions during the periods presented.

Effective December 31, 1996, the Company revised its methodology for reporting subscribers in multiple dwelling units ("MDUs"). As a result of the methodology change, the Company's reported subscriber base decreased, while average monthly revenue per subscriber increased. For the year ended December 31, 1996 and in future periods, the Company will report its subscriber base and average revenue per subscriber based upon the new methodology (the "new method"). However, the Company is unable to retroactively apply the new method to the prior periods. Therefore, the information set forth below will contain information with subscriber data calculated using the old methodology (the "old method") solely for the purposes of comparison with prior periods.

BALANCE SHEET AS OF SEPTEMBER 30, 1997 COMPARED TO THE BALANCE SHEET AS OF DECEMBER 31, 1996

Allowance for Doubtful Accounts. The allowance for doubtful accounts was $0.5 million as of September 30, 1997, compared to $5.5 million as of December 31, 1996. The decrease in this account over the periods presented is due to the write-off of certain delinquent subscriber balances, principally consisting of 33,000 subscribers that were identified as of December 31, 1996 as delinquent. Management of the Company writes off delinquent subscriber balances when the Company no longer provides programming services and future collection efforts are not warranted.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. The Company's revenues for the third quarter of 1997 were $19.9 million, compared to $15.7 million for the third quarter of 1996, an increase of 26.8%. Revenues for the nine months ended September 30, 1997 were $58.8 million, versus $39.0 million for the comparable prior-year period, an increase of 50.8%. The increase in revenues for the third quarter and nine months ended September 30, 1997 over the comparable prior-year periods was primarily due to the increase in the number of average subscribers, calculated under the old method, from 187,365 and 149,706 in the third quarter and nine months ended September 30, 1996 to 225,000 and 227,600 for the third quarter and nine months ended September 30, 1997, respectively. Under the new method, the Company's average subscribers during the third quarter and nine months ended September 30, 1997 were 195,700 and 196,200. Under the old method, average monthly revenue per subscriber was $27.90 and $28.44 during the third quarter and nine months ended September 30, 1997, compared to $28.08 and $28.92 for the third quarter and nine months ended September 30, 1996. Under the new method, average monthly revenue per subscriber during the third quarter and nine months ended September 30, 1997 was $32.07 and $31.48. The decrease in average monthly revenue per subscriber from the third quarter and nine months ended September 30, 1996 to the third quarter and nine months ended September 30, 1997, calculated under the old method, was primarily due to an increase in MDU subscribers, which typically generate lower revenue per subscriber than single-family units, partially offset by price increases under certain programming packages. At September 30, 1997, including one operating system managed by the Company, the Company had 223,560 subscribers under the old method (194,160 subscribers under the new method) versus 207,295 subscribers at September 30, 1996. Including one operating system managed by the Company, the Company had 58 systems in operation at September 30, 1997 compared to 48 systems in operation at September 30, 1996.

Systems Operations. Systems operations expenses include programming costs, channel lease payments, labor and overhead costs of service calls and churn, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses which increase as the number of subscribers increases. Systems operation expenses were $10.7 million for the third quarter of 1997, versus $4.5 million for the third quarter of 1996. For the nine months ended September 30, 1997, system operations expense was $29.9 million, compared to $12.6 million for the comparable prior-year period. As a percentage of revenues, systems operations expenses were 53.7% and 50.9% for the third quarter and nine months ended September 30, 1997, compared to 28.8% and 32.4% for the comparable prior-year period. As a percentage of revenues, systems operations expenses increased over the periods presented, primarily due to increased programming costs resulting from expanded channel offerings in certain markets, the promotion of a special programming package which carried lower margins than the Company's basic programming package and higher overall programming rates, increased service call expense related to installation corrections at certain subscriber households and a significant increase in labor and overhead expenses related to the Company's attempts to recover equipment from disconnected subscribers.

Selling, General and Administrative ("SG&A"). The Company has experienced increasing SG&A over the periods presented as a result of its increasing wireless cable activities and associated administrative costs, including costs related to opening and maintaining additional offices, additional accounting and support costs and additional compensation expense. SG&A was $10.0 million and $32.2 million for the third quarter and nine months ended September 30, 1997, compared to $9.8 million and $24.4 million for the third quarter and nine months ended September 30, 1996. The increase in SG&A for the nine-month period ended September 30, 1997 is primarily due to an increase in the number of operating systems and increased advertising and bad debt expense. SG&A remained substantially the same for the third quarter ended September 30, 1997 compared to the third quarter ended September 30, 1996, primarily as a result of the increase in number of operating systems being offset by decreases in the Company's corporate and executive overhead. As a percentage of revenues, SG&A was 50.3% and 54.8% during the third quarter and nine months ended September 30, 1997 versus 62.7% and 62.6% in the third quarter and nine months ended September 30, 1996. SG&A expense as a percentage of revenues declined over the periods presented, primarily due to economies of scale resulting from SG&A covering a larger subscriber and revenue base.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $24.3 million for the third quarter of 1997, compared to $8.5 million for the third quarter of 1996. Depreciation and amortization expense was $51.9 million for the nine months ended September 30, 1997, versus $18.2 million for the comparable prior-year period. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and certain overhead charges, and direct commissions. These direct costs are capitalized as systems and equipment in the accompanying consolidated balance sheet.

The increase in depreciation and amortization expense during the periods presented was due to additional systems and equipment in connection with the launch of eight systems from September 30, 1996 to September 30, 1997, provisions for subscriber equipment not recovered of $6.1 million, a write-off of obsolete subscriber equipment of $1.7 million, increased amortization expense on license and leased license investment of systems in operation and excess of cost over fair value of net assets acquired related to the acquisition of wireless cable channel rights and two operating systems from September 30, 1996 to September 30, 1997 and changes in the estimates of certain useful lives. In the third quarter of 1997 and the fourth quarter of 1996, the Company reduced its estimates of the useful lives of the nonrecoverable portion of subscriber installation costs. The amortization period related to the nonrecoverable portion of subscriber installation costs was reduced from six years to four years in 1996 and from four years to three years in the third quarter of 1997 to correspond to the Company's estimate of its average subscription term. Additionally, in the fourth quarter of 1996, the Company reduced its estimate of the useful lives of license and leased license investment and excess of cost over fair value of assets acquired. The estimated useful lives of license and lease license investment and excess of cost over fair value of net assets acquired were reduced from 20 years to 15 years.

Operating Loss. The Company generated operating losses of $25.1 million and $55.2 million for the third quarter and nine months ended September 30, 1997, compared to $7.2 million and $16.2 million for the comparable prior-year periods. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was negative $0.8 million for the third quarter of 1997, versus a positive $1.3 million for the third quarter of 1996. Consolidated EBITDA for the nine months ended September 30, 1997 was negative $3.3 million, compared to a positive $1.9 million for nine months ended September 30, 1996. The decrease in EBITDA over the periods presented is attributable to the aforementioned increase in systems operations expense and SG&A expense, partially offset by increases in revenues. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes.

Interest Income. Interest income was $1.4 million and $4.6 million for the third quarter and nine months ended September 30, 1997, versus $1.4 million and $2.9 million for the comparable prior-year periods. The increased interest income for the nine month period presented is due to higher average cash and cash equivalents subsequent to the Company's issuance of $125 million of 14% Senior Notes due 2004 (the "14% Notes") in December 1996 and interest income on a $15.0 million note receivable from CS Wireless.

Interest Expense. The Company incurred interest expense of $10.0 million during the third quarter of 1997, compared to $5.4 million during the third quarter of 1996. Interest expense was $29.9 million for the nine months ended September 30, 1997, versus $15.2 million for the comparable prior-year period. The increase in interest expense over the periods presented is due to the Company's issuance of the 14% Notes in December 1996 and $15 million of 13% Senior Notes due 2003 in March 1996, as well as interest on debt incurred in conjunction with the FCC's BTA auction. Interest expense for the third quarter and nine months ended September 30, 1997 included non-cash interest of $1.2 million and $3.4 million compared to $1.1 million and $3.2 million during the third quarter and nine months ended September 30, 1996. Non-cash interest expense during the periods presented relates to interest on the Company's 9% Convertible Subordinated Discount Notes due 2004 (the "Convertible Notes").

Equity in Losses of Affiliates. The Company had equity in losses of affiliates of $8.2 million and $24.7 million for the third quarter and nine months ended September 30, 1997, versus $6.0 million and $12.7 million for the comparable prior-year periods. Equity in losses of affiliates for the periods presented represent losses from Wireless One, Inc., in which the Company holds an approximate 20% interest, and CS Wireless, in which the Company holds an approximate 36% interest.

Other Income (Expense). Other income (expense) is comprised of gain on the sale of assets and other non-operating income, dividends on preferred stock of certain subsidiaries and other non-operating expenses. The Company had other expense of $36,000 and $22,000 during the third quarter and nine months ended September 30, 1997, versus other income of $4.8 million and $5.3 million for the third quarter and nine months ended September 30, 1996. Other income during the third quarter and nine months ended September 30, 1996 represents a $5.3 million gain on the sale of the Flippin, Tennessee market in May 1996 and the sale of three Georgia markets in July 1996. Offsetting this income, the Company incurred $0.4 million of other expenses, primarily non-operational settlement charges between the Company and an unaffiliated party.

Income Tax Benefit. The Company did not recognize income tax benefits related to the Company's net losses during the third quarter and nine months ended September 30, 1997. The Company recognized income tax benefits related to the Company's net losses during the third quarter and nine months ended September 30, 1996 totaling $6.9 million and $11.8 million. The Company recognizes income tax benefits to the extent of future reversals of existing taxable temporary differences, none of which were available for the three and nine month periods ended September 30, 1997.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $41.8 million, or $2.13 per share, during the third quarter of 1997, versus $5.4 million, or $0.28 per share, during the third quarter of 1996. For the nine months ended September 30, 1997, the Company incurred net losses of $105.2 million, or $5.36 per share, compared to $24.1 million, or $1.33 per share, for the comparable prior-year period. As previously discussed, although the Company's total revenue increased 26.2% from the third quarter of 1996 to the third quarter of 1997 and 50.8% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997, due to increased systems operations, SG&A, depreciation and amortization and interest expense and increased equity in losses of affiliates, the Company's net losses increased over the periods presented. The Company expects to continue to incur net losses throughout 1997 and beyond.

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

The Company estimates that a launch of a wireless cable system in a typical market will involve the initial expenditure of approximately $0.9 million for wireless cable system transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower, and incremental installation costs of approximately $465 per single family household subscriber for equipment, labor, overhead charges and direct commission. The Company recently has utilized a more sophisticated type of equipment that will cost approximately $65 less per installation, and therefore it believes that the average cost of materials will continue to decrease as subscribers are added in systems that utilize such equipment. The Company is continuing to review its installation cost structure in an effort to improve operational efficiency. As a result, the Company's incremental installation costs may vary from those presented above. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

Net cash used in operations during the nine months ended September 30, 1997 was $28.1 million, versus $10.1 million for the nine months ended September 30, 1996. The increase in cash consumed by operations during the nine months ended September 30, 1997 was primarily due to increased systems operations expense, SG&A and interest expense and a decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a 50.8% increase in revenues for the nine months ended September 30, 1997 as compared to the comparable prior-year period.

Net cash provided by investing activities was $3.2 million during the nine months ended September 30, 1997, versus $1.1 million during the nine months ended September 30, 1996. During the nine months ended September 30, 1997, cash provided by investing activities included receipt of $15.3 million in cash (including accrued interest income) from CS Wireless for partial payment on the $15.0 million note receivable, $3.5 in cash from sale of a partial interest in the Company's investment in Telinor, and sales of debt securities totaling $11.9 million, offset by the Company's acquisition of the Woodward and Watonga, Oklahoma operating systems for $1.6 million in cash in the first quarter of 1997. Cash used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems.

In addition, cash provided by/used in investing activities for the nine months ended September 30, 1996 includes purchases and sales of debt securities, representing proceeds from the sale of $100 million and $15 million of 13% Senior Notes due 2003 (collectively the "13% Notes") placed in escrow for the semi-annual payment of interest. During the nine months ended September 30, 1996, cash provided by investing activities included the receipt of approximately $58.3 million in cash from CS Wireless in connection with the Company's contribution of wireless cable assets to CS Wireless and the sale of wireless cable channel rights that are not part of the Company's strategic plan, in which the Company received approximately $16.7 million in cash. These sources of cash were partially offset by the Company's acquisition of the Champaign, Illinois operating system and out-of-pocket expenses related to the acquisition of CableMaxx, Inc. and American Wireless Systems, Inc., together with substantially all of the assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. (collectively the "CableMaxx, AWS and Technivision Acquisitions").

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 1997, versus net cash provided by financing activities of $1.0 million for the nine months ended September 30, 1996. Cash used in financing activities during the nine months ended September 30, 1997 primarily represents miscellaneous payments on short-term borrowings and notes payable. Cash provided by financing activities during the nine months ended September 30, 1996 principally represents the net proceeds from the sale of $15 million of 13% Senior Notes due 2003, partially offset by payments on indebtedness assumed by the Company in the CableMaxx, AWS and Technivision Acquisitions.

Due to the above-discussed factors, at September 30, 1997, the Company had $52.9 million of unrestricted cash, compared to $15.1 million at September 30, 1996. In addition, at September 30, 1997, the Company had investments in debt securities totaling $17.2 million representing proceeds from the sale of the Company's 14% Notes placed in escrow for the semi-annual payment of interest and $1.7 million representing collateral securing various outstanding letters of credit to certain vendors of the Company.

In an effort to conserve capital resources, the Company has continued to suspend new system launches and reduce marketing efforts directed at the acquisition of net new subscribers. Prior to the end of 1997, the Company intends to finalize an appropriate launch schedule and marketing plan based upon multiple factors including, but not limited to, the availability of capital resources and the number of wireless cable channels for which the Company has obtained FCC licenses in such markets. The Company estimates that its cash-on-hand will be sufficient to fund its operations and debt service requirements through the third quarter of 1998.

As a result of the offering of the 13% Notes, the 14% Notes and the Convertible Notes, and the possible incurrence of additional indebtedness, or alternative financing, the Company will be required to satisfy certain debt service requirements. In April 1997, the Company disbursed all of the remaining funds in the escrow account established in connection with the indentures governing the 13% Notes. As a result, in October 1997, the Company began to make semi-annual cash interest payments on the 13% Notes from its existing cash-on-hand, with each such payment totaling approximately $7.5 million. Beginning in October 1998, following the disbursement in April 1998 of all of the funds in the escrow account established in connection with the indenture governing the 14% Notes, the Company will be required to make semi-annual cash interest payments on the 13% Notes and the 14% Notes from its existing cash-on-hand, with each such payment totaling approximately $16.2 million. In addition, if the holders of the Convertible Notes have not exercised their conversion rights, beginning in November 1999 (or earlier upon a material default) the Company will be required to make semi-annual cash interest payments on the Convertible Notes, with each such payment totaling approximately $2.8 million. The ability of the Company to make such semi-annual interest payments will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic and competitive conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 13% Notes, the 14% Notes, the Convertible Notes or any other indebtedness of the Company, including indebtedness incurred to the FCC in connection with the BTA auction. If the Company is unable to make interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness.

Despite the Company's efforts to conserve capital resources and to maximize cash flow, the Company does not expect that sufficient cash flow will be generated to fund subscriber growth, new system development and debt service beyond the third quarter of 1998. As a result, in order to continue growing the Company's subscriber base and to launch future operating systems, the Company will be required to seek external sources of funding to satisfy its capital needs. Such sources of funding may be financed in whole or in part directly by the Company and/or by its existing or future subsidiaries, through debt or equity financings, joint ventures or other arrangements. As in the past, the Company may also seek capital through the sale of its existing portfolio wireless cable channel rights. There can be no assurance that the sale of the Company's existing portfolio of wireless cable channel rights or sufficient debt or equity financing will be available on satisfactory terms and conditions, if at all. Failure to obtain such additional funds could adversely affect the growth and cash flow of the Company and would require the Company to suspend any subscriber growth and new system development plans.

FUTURE OPERATING RESULTS

The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including, (i) business conditions and subscriber growth and churn in the Company's existing markets, (ii) the successful launch of systems in new and existing markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth, system development and debt service, (iv) the successful integration of new systems processes and management personnel, (v) government regulation, including FCC regulations, and interference issues, and (vi) numerous competitive factors, including alternative methods of distributing and receiving multi-channel video programming.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company ("Annual Meeting") was held on August 6, 1997. Each of the following persons, who constituted all of the Company's nominees for director, were elected at the Annual Meeting to serve on the Board of Directors of the Company:

                           Votes            Votes                           Broker
                            For            Against     Abstained           Non-Votes
                         ----------        -------     ---------           ---------

Carroll D. McHenry       17,554,169          -0-        119,227              -0-
Max E. Bobbitt           17,546,982          -0-        126,414              -0-
Robert S. Cecil          17,545,499          -0-        127,897              -0-
J.R. Holland, Jr.        17,544,247          -0-        129,149              -0-
John A. Sprague          17,547,521          -0-        125,875              -0-
L. Allen Wheeler         17,530,446          -0-        142,950              -0-

At the Annual Meeting, the stockholders also voted to ratify the selection of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1997:

                           Votes            Votes                           Broker
                            For            Against     Abstained           Non-Votes
                         ----------        -------     ---------           ---------

                         17,585,609        48,146        39,641              -0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      EXHIBITS

* 27   Financial Data Schedule

---------------------
*Filed herewith.

       (b)      REPORTS ON FORM 8-K

None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 1997         HEARTLAND WIRELESS COMMUNICATIONS, INC.



                                  By:/s/ CARROLL D. MCHENRY
                                     -----------------------------------------
                                     Carroll D. McHenry
                                     President, Chairman of the Board and
                                     Chief Executive Officer



                                  By:/s/ MARJEAN HENDERSON
                                     -----------------------------------------
                                     Marjean Henderson
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Principal Financial Officer)

                                Index to Exhibits

Exhibit
Number            Description
-------           -----------

27                Financial Data Schedule