Form 10-K405
period 1997-12-31
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1998-03-30
CIK 917707

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -------------------
                                  FORM 10-K
(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant is $12,759,686, based on the closing price of the registrant's common stock, $.001 par value per share (the "Common Stock"), on March 20, 1998, as reported on the NASDAQ Stock Market's National Market.

         The number of outstanding shares of Common Stock as of March 20, 1998, was 19,715,267.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 12, 1998, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                    HEARTLAND WIRELESS COMMUNICATIONS, INC.

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                                           PART I

               Item 1.    Business                                                                   3
               Item 2.    Properties                                                                 18
               Item 3.    Legal Proceedings                                                          18
               Item 4.    Submission of Matters to a Vote of Security Holders                        18

                                                           PART II

               Item 5.    Market for Registrant's Common Equity and Related
                          Stockholder Matters                                                        19
               Item 6.    Selected Financial Data                                                    19
               Item 7.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  21
               Item 8.    Financial Statements and Supplementary Data                                29
               Item 9.    Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure                                                   30

                                                          PART III

               Item 10.   Directors and Executive Officers of the Registrant                         30
               Item 11.   Executive Compensation                                                     30
               Item 12.   Security Ownership of Certain Beneficial Owners and
                          Management                                                                 30
               Item 13.   Certain Relationships and Related Transactions                             30

                                                           PART IV

               Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
                          8-K                                                                        30





                                       2
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.          BUSINESS

OVERVIEW

         Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems, primarily in small to mid-size markets located in the central United States. At December 31, 1997, including one operating system and two non-operating systems managed by the Company, the Company had wireless cable channel rights in 93 markets, comprised of 58 markets in which the Company has systems in operation (the "Existing Systems") and 35 future launch markets in which the Company owns the BTA authorization from the Federal Communications Commission (see "Business-Regulatory Environment"), has aggregated sufficient wireless cable channel rights to commence construction of a system or has leases with or options from applicants for channel licenses that the Company expects to be granted by the Federal Communications Commission (the "FCC"). At December 31, 1997, the Existing Systems were providing wireless cable service to approximately 187,000 subscribers.

         The Company generally targets small to mid-size markets which include areas with households that are unpassed by traditional hard-wire cable. Many of these households, particularly in rural areas, have limited access to local off- air VHF/UHF channels (such as ABC, NBC, CBS and Fox), and typically do not have access to pay television service except via satellite receivers. As a result, the Company believes that its wireless cable television service is an attractive alternative to existing choices for such households. Additionally, the Company competes for customers in its service areas in homes passed by traditional hard-wire cable. See "Business -- Business Strategy."

         Wireless cable programming is transmitted through the air via microwave frequencies from a transmission facility to a small receiving antenna at each subscriber's location, which generally requires a direct, unobstructed line-of-sight from the transmission facility to the subscriber's receiving antenna, by utilizing up to 198 megahertz ("MHz") of radio spectrum allocated by the FCC for ITFS and MDS service (each as defined herein), both of which comprise the spectrum used for providing commercial wireless cable service.
See "Business -- Regulatory Environment." Traditional hard-wire cable systems also transmit signals from a transmission facility, but deliver the signal to a subscriber's location through an extensive network of coaxial cable and amplifiers. Because wireless cable systems do not require such an extensive cable network, wireless cable operators such as the Company can provide subscribers with a high quality picture and a reliable signal resulting in fewer transmission disruptions at a lower system capital cost per installed subscriber than traditional hard-wire cable systems.

         Like traditional hard-wire cable system operators, the Company generally can offer its subscribers local off-air VHF/UHF channels from ABC, NBC, CBS, Fox affiliates and other local independent broadcast stations, as well as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, Discovery, the Nashville Network, A&E and other programming services. The channels that the Company offers in each market will vary depending upon the channel rights secured in such market at the time of system launch and as the Company continues to acquire channel rights.

         The executive offices of the Company are located at 200 Chisholm Place, Suite 200, Plano, Texas 75075, and the telephone number of the executive offices is (972) 423-9494. The Company's operations headquarters are based in Durant, Oklahoma. Unless the context otherwise requires, all references in this Form 10-K to the Company refer collectively to Heartland Wireless Communications, Inc., its predecessors and its majority-owned subsidiaries.

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

         A traditional cable television customer generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to customers, with discounts generally available to customers receiving multiple premium services. Monthly service fees for basic, enhanced basic and premium services constitute the major source of revenue for cable television systems. Converter box rentals, remote control rentals, installation charges and reconnect charges for customers who were previously disconnected are also included in a cable television system's revenues, but generally are not a major component of such revenues.

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

         Like a traditional hard-wire cable system, wireless cable operates from a transmission facility ("head-end"), consisting of satellite reception and other equipment necessary to receive the desired programming. Programming is then transmitted by microwave transmitters from an antenna located on a tower to a small receiving antenna located on a subscriber's rooftop. At the subscriber's location, the microwave signals are converted to frequencies that can pass through conventional coaxial cable into an addressable descrambling converter and then to a television set. Wireless cable requires a clear line-of-sight, because the microwave frequencies used will not pass through large trees, hills, tall buildings or other obstructions. However, many signal blockages can be overcome with the use of signal boosters which retransmit an otherwise blocked signal over a limited area.

         Currently, wireless cable companies can offer up to 33 channels of analog video programming. The ability to offer substantially more programming utilizing existing wireless channel capacity is dependent on effectively applying digital compression technology, which would allow six or more channels to be transmitted over the same six MHz of spectrum that presently can accommodate only one analog channel. FCC approval is required before the Company's wireless cable systems can be converted to digital technology. The FCC issued a Declaratory Ruling in July 1996 which effectively established interim rules to govern the transition from analog to digital technology and authorized wireless cable operators to file minor modifications to existing systems to specify digital operation. The FCC has yet to commence a rulemaking proceeding to adopt permanent rules. There can be no assurance as to what permanent rules and policies the FCC will adopt to govern the use of digital technology, and when such rules and policies will be adopted, or the Company's ability to comply with those rules and policies. Digital technology became commercially available in 1997 in several markets. The cost of digital equipment materially exceeds the cost of analog equipment; and there can be no assurance that digital converter boxes and other equipment necessary to implement digital technology, including satellite delivery of digital signals, will be available on a specific timetable or that digital technology can be successfully deployed.

         The Company believes that conversion to a fully digital system would require a significant investment in capital and time. In addition, because of its focus on small to mid-size markets, the Company currently does not believe that the perceived value of expanded channel capacity resulting from digital conversion would justify the additional capital expenditures required. As a result, the Company currently has no plans to convert from analog technology to a digital technology for a multichannel video service. Whether the Company ultimately elects to implement digital technology will depend upon a number of factors including equipment costs, availability of vendor and/or corporate financing on satisfactory terms, possibility of subscriber growth and numerous competitive factors.

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

         The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; accordingly, there is no need to make use of utility poles or dedicated easements or other public rights-of-way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hard-wire cable operators, they do not have to pay local franchise fees. Legislation has been introduced in some states to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. Similar legislation might be introduced in additional states. While the proposals vary among states, the bills all would require, if passed, as much as 5.0% of gross receipts to be paid by wireless distributors to local authorities. Efforts are ongoing by the industry trade association to preempt such state taxes through federal legislation. In addition, the industry is opposing the state bills as they are introduced. Currently, the Company is not subject to the type of local gross receipts tax described above. However, it is not possible to predict whether new state laws will be enacted which impose new taxes on wireless cable operators, including the Company. The imposition of a gross receipts tax on the Company could have a material adverse effect on the Company's business.

         In the nation's 50 largest metropolitan markets, 33 analog channels are available for wireless cable (in addition to local off-air VHF/UHF broadcast channels that are not retransmitted over the microwave channels). In the Company's markets, 32 channels are available for wireless cable (in addition to local off-air VHF/UHF broadcast channels that are not retransmitted over the microwave channels), 12 of which can be licensed to for-profit entities such as the Company for full-time usage without programming restrictions ("MDS" channels). Except in limited circumstances, the other 20 wireless cable channels can generally only be licensed to qualified non-profit educational organizations, and, in general, each must be used a minimum of 20 hours per week per channel for educational programming ("ITFS" channels). The remaining excess air time on an ITFS channel may be leased to wireless cable operators for commercial use, without further programming restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Certain programs (e.g., The Discovery Channel and A&E) qualify as educational and thereby facilitate full-time usage of an ITFS channel by commercial wireless cable operators. Additionally, a technique known as "channel mapping" permits ITFS licensees to meet their minimum educational programming requirements by transmitting educational programming over several ITFS channels at different times, but the viewer sees the transmission as one channel. In addition, lessees of ITFS excess air time, including the Company, generally have the right to transmit to their subscribers the educational programming provided by the lessor at no incremental cost. In 1994, the FCC amended its rules to permit "channel loading." Channel loading permits ITFS license holders to consolidate their educational programming on one or more of their ITFS channels thereby providing wireless cable operators leasing such channels, including the Company, with greater flexibility in their use of ITFS channels. The remaining 12 wireless cable channels (commonly referred to as MMDS or commercial channels) available in most of the Company's markets are made available by the FCC for full-time commercial usage without programming restrictions. The FCC's allocation of frequencies to wireless cable is subject to change and in the future the FCC might propose to alter the present wireless cable allocation to provide a portion of the spectrum for other emerging technologies. The Company believes that if any such action were taken to reallocate any of the current wireless cable spectrum, the FCC would allocate substitute frequency rights to the wireless cable industry or provide other concessions.

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

         In March, 1995, the FCC concluded its auction ("BTA Auction") of available commercial wireless cable spectrum in 487 "Basic Trading Areas" ("BTAs") and six additional BTA-like geographic areas around the country. The winner of a BTA has the right to develop the available MDS frequencies throughout the BTA, consistent with certain specified interference criteria that protect existing ITFS and MDS channels. Existing ITFS and MDS channel rights holders also must protect the BTA winner's spectrum from interference caused by power increases or tower relocations. The Company was the winning bidder in 93 BTAs at a total cost of approximately $19.8 million. Under the terms of the BTA Auction, the Company has remitted approximately $4.0 million as down payments and deposits. The remaining $15.8 million bears interest at 9.5% and will be paid over a 10-year period that began in the fourth quarter of 1996. The Company is required to make quarterly interest-only payments for the first two years. Quarterly payments of principal and interest will begin in the fourth quarter of 1998. The Company has been awarded authorizations for all BTAs in which the Company was the high bidder.

         The Company has entered into a lease and purchase option agreement with CS Wireless Systems, Inc. ("CS Wireless") for 10 BTAs and portions of four
additional BTAs (the "Leased BTAs").   Under this agreement, CS has reimbursed
the Company, and will continue to reimburse the Company, for all amounts paid by the Company to the FCC for the Leased BTAs. In addition, the agreement provides CS with the option to purchase the Leased BTAs. The Company owns approximately 36% of the outstanding common stock of CS Wireless.

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

         Wireless cable operators, including the Company, have experienced interference from operators of personal communications systems, or PCS, because of proximity to PCS cell sites and the orientation of individual wireless cable receive sites in certain markets. To date, the Company has experienced moderate PCS interference in 11 of its 57 Existing Systems at March 31, 1998. The Company has addressed such interference on an individual subscriber basis, replacing the subscriber's integrated down converter or adding a filter to the subscriber's stand-alone down converter when necessary. The Company expects that interference from PCS will continue in these markets and may increase in these and other markets. For all new subscribers in Existing Systems and any new systems, the Company intends to purchase integrated down converters or external filters to eliminate the problem of PCS interference.

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

         Under the retransmission consent provisions of the Cable Act and the FCC's implementing regulations, all multi- channel video providers (including both hard-wire and wireless cable) seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. Hard-wire cable systems, but not wireless cable systems, are required under the Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial and non-commercial television or qualified low power television signals. In 1997, the Supreme Court upheld the "must carry" provisions of the Cable Act.

         The 1996 Telecommunications Act. In February 1996, the Telecommunications Act of 1996 (the "1996 Telecommunications Act") was enacted. Pursuant to the 1996 Telecommunications Act, all cable programming service tier rate regulation will be eliminated after three years. In addition, for "small systems" (as defined in the 1996 Telecommunications Act) and under certain other circumstances, including cases where a cable system faces "effective
competition," such rate regulation will be eliminated immediately.   The 1996
Telecommunications Act removes certain barriers to investment by telephone companies in hard-wire cable companies. The legislation lifted the current statutory cross-ownership ban contained in the Communications Act, which prevented a telephone company from using hard-wire facilities to provide cable television service to the same community where it provides telephone service. The statutory ban was never applied to a telephone company's investment in wireless cable. Telephone companies operating in the markets serviced by the Company were legally permitted to build, lease or purchase hard-wire cable systems and become competitors of the Company. Although the 1996 Telecommunications Act offered specific benefits and relief to the wireless cable industry including: (1) clarifying that wireless cable operators are not "common carriers" and therefore not subject to a number of regulations governing such licensees, and (2) directing the FCC to implement rules preempting municipalities' or local governments' regulations restricting wireless cable reception antennae, including restrictions of homeowners associations, the Company is currently unable to predict what effect these regulations may have on the Company. Direct broadcast satellite operators were afforded relief under the legislation in the form of an exemption from local taxes on their service. Wireless cable operators did not receive such an exemption; however, the wireless cable industry has continued to lobby Congress for a similar exemption.

         While current FCC regulations are intended to promote the development of a competitive multichannel video programming distribution industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the industry as a whole and on the Company in particular. In addition, a number of legal challenges to the Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could substantially increase the Company's operating costs, make some programming unavailable to the Company and otherwise have a material adverse effect on the wireless cable industry as a whole or the Company in particular.

         Fixed Two-Way Transmissions. In October 1997, the FCC issued a Notice of Proposed Rulemaking (the "Two-Way NPRM"), which proposed amendments to the FCC's existing rules to allow for the use of MDS and ITFS frequencies for fixed two-way voice, video and data communications from "response stations," "response station hubs" and booster stations in a configuration similar to that used in cellular communications. Under the proposed regulatory scheme, the FCC would permit licensees to use all or part of each of their 6 MHz channels for two-way transmissions originating at either the primary transmitter or subscribers' premises in a "cellularized" system, where transmissions would flow through intermediary booster stations located between subscribers' response stations and the primary transmitter site. The public comment and reply comment periods to the Two-Way NPRM expired in February 1998. Based on the comments filed, the Company believes that the FCC should approve the proposals set forth in the Two-Way NPRM substantially in the form proposed. There can be no guarantee, however, when or if the FCC will enact the Two-Way NPRM and whether the final rules, if any, will differ materially from the Two-Way NPRM. Several developmental licenses and one permanent authorization for two-way services have been granted to other wireless cable operators. The two-way systems constructed by these operators have achieved upstream wireless data speeds of 512 Kbps and downstream wireless speeds of 6 Mbps, or 17 to 208 times faster than traditional telephony speeds of 28.8 Kbps, and four to 46 times faster than Integrated Services Digital Network ("ISDN") rates of 128 Kbps. Although such developmental trials have operated at such speeds, there is no guarantee when, if and at what prices equipment for the infrastructure of fixed two-way communications systems will be available for the launch of such systems on a commercial basis.

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

AVAILABILITY OF PROGRAMMING

         General. Once a wireless cable operator has obtained the right to transmit programming over specified frequencies, the operator must then obtain the right to use the programming to be transmitted. Currently, with the exception of the retransmission of off-air VHF/UHF broadcast signals, programming is made available in accordance with contracts with program suppliers under which the system operator pays a royalty based on the number of subscribers receiving service each month. Individual program pricing varies from supplier to supplier; however, more favorable pricing for programming is generally afforded to operators with larger subscriber bases. The Company, Wireless One, Inc. ("Wireless One"), CAI Wireless Systems, Inc. ("CAI Wireless") and CS Wireless participate in a cooperative organization to obtain volume-based programming contracts at a discount from rates currently paid by each of the parties. There can be no assurances that the cooperative will achieve such discounts. The likelihood that program material will be unavailable to the Company has been mitigated by the Cable Act and various FCC regulations issued thereunder which, among other things, impose limits on exclusive programming contracts and prohibit cable programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. The FCC currently is considering whether it is necessary to adopt additional rules regarding these "program access" provisions of the Cable Act to ensure that cable competitors obtain the benefits of the provisions. The majority of the major cable television programming services carried by the Company are currently owned by vertically integrated multiple cable system operators and the Company historically has not had material difficulty in arranging contracts for services of independent programmers. The basic programming package offered in each of the Existing Systems is comparable to that offered by the local traditional hard-wire cable operators with respect to the most widely watched channels. However, almost all of such local traditional hard-wire cable operators currently offer more enhanced basic, premium, pay-per-view and public access channels than the Company.

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

         Wireless cable operators may rely on Section 111. In 1994, Congress enacted legislation that clarified the ability of wireless cable operators to obtain the benefit of the Section 111 compulsory copyright license. Periodically, Congress has considered proposals to phase out the Section 111 compulsory license. In response to a request from Congress, the U.S. Copyright Office held a public hearing on the issue of compulsory licenses in May 1997 and endorsed eventual replacement of the statutory license by a free market negotiated one while recommending retention of the existing license for the near future. Congress currently is holding hearings to review this and other recommendations. Because the Existing Systems retransmit only a limited number of broadcast channels, the Company does not believe that the termination of the compulsory copyright license would have a material adverse effect on the Company.

         Effective October 6, 1993, commercial broadcasters (other than superstations) could require that cable operators obtain their consent before retransmitting off-air VHF/UHF broadcasts. The FCC has exempted wireless cable operators from the retransmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable operators must obtain consent to retransmit broadcast signals. The Company has obtained such consents in each of its Existing Systems where the Company is retransmitting broadcast signals on a wireless cable channel. Such consents will be required in the Company's other markets. There can be no assurance that the Company will be able to obtain such consents on terms satisfactory to the Company, if at all.

PAY TELEVISION INDUSTRY TRENDS

         The Company's business will be affected by pay television industry trends and, in order to maintain and increase its subscriber base in the years ahead, the Company may need to adapt to industry trends and modify its practices to remain competitive.

         Digital Compression. Several decoder manufacturing companies have developed digital compression technology, which allows several programs to be carried in the amount of bandwidth where only one program is carried over an analog signal. Compression technology, allowing six to 10 channels within one 6-MHz bandwidth, is now commercially available. Wireless cable companies will be able to use digital compression technology through upgraded set-top converters. However, the Company currently has no plans to deploy such digital technology. The Company believes traditional hard- wire cable companies will be required to expend significant funds on upgrading current systems in order to utilize digitally-compressed signals.

         Internet and the World Wide Web. Certain hard-wire cable operators have begun to introduce cable modems that connect to the Internet and the World Wide Web at significantly higher bandwidths than currently offered over conventional telephone lines. In addition, several multimedia and Internet software and access providers are developing rich multimedia content to be distributed over the Internet, such as digital audio and video, interactive home shopping and video games, as high-bandwidth Internet connections become widely available. Certain wireless cable operators have successfully tested wireless cable modems that connect to the Internet at faster speeds than hard-wire cable modems, traditional telephone lines and ISDN lines. The Company currently plans to introduce wireless Internet access service in several markets on a test basis in 1998. See "Business -- Regulatory Environment" and "Business -- Business Strategy."

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

COMPETITION

         MULTI-CHANNEL VIDEO PROGRAMMING

         In addition to competition from established traditional hard-wire cable systems, wireless cable television operators face competition from a number of other sources, including potential competition from emerging trends and technologies in the pay television industry, some of which are described below.

         Hard-Wire Cable. The Company's principal subscription television competitors in each market are traditional hard-wire cable operators.
Hard-wire cable companies are generally well-established and known to potential customers and have significantly greater financial and other resources than the Company. According to a report issued by the FCC in January 1998, of the approximately 74 million total households that subscribe to multichannel video programming services nationwide, approximately 64 million are hard-wire cable subscribers.

         Direct Broadcast Satellite ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than other satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. For technical and legal reasons, DBS service providers historically have not provided local VHF/UHF broadcast channels as part of their service, although many DBS subscribers receive such channels via standard over-air receive antennae. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. However, certain DBS operators have announced plans to offer local broadcast signals in major markets and are seeking changes to the copyright laws to enable them to take such action. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. In addition, DBS subscribers generally have not been able to obtain economically the ability to view different programming on multiple televisions in a single household. Several DBS services currently are available throughout the Company's markets, and more are expected to be launched in 1998. As of June 30, 1997 DBS had approximately 5.1 million subscribers nationwide.

         Direct-to-Home ("DTH"). DTH satellite television services originally were available via satellite receivers which generally were 7-to-12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company will to some degree compete with these systems in marketing its services.

         Local Multi-Point Distribution Service ("LMDS"). In 1993, the FCC proposed to redesignate the 28 gigahertz ("GHz") band to create a new video programming delivery service referred to as local multipoint distribution service. In July 1996, the FCC proposed to award LMDS licenses in each of 493 BTAs pursuant to auctions. Sufficient spectrum for up to 49 analog channels has been designated for the LMDS service. On March 12, 1997, the FCC adopted rules to govern these licenses. The FCC will award two licenses in each BTA (one for 1150 MHz of spectrum in the 28 GHz and 31 GHz bands, and one for 150 MHz of spectrum in the 31 GHz band). The FCC determined that telephone companies and traditional hard-wire cable operators will not be permitted to bid on LMDS licenses in their territory or own such authorizations for a period of three years following auction. Applicants filed to participate in the auction on January 20, 1998. The auction began on February 18, 1998. Because of the high frequency and resulting limited coverage area of LMDS service, the Company elected not to participate in this auction.

         Satellite Master Antenna Television ("SMATV"). SMATV is a multi-channel television service offered through a wired plant very similar to a traditional hard-wire cable system, except that because it does not utilize public rights- of-ways, it operates without a franchise from a local authority. SMATV operates under an agreement with a private landowner to service one or more specific multiple-dwelling units ("MDUs"), so long as no public right of way is crossed between such units. The FCC amended its rules to provide point-to-point delivery of video programming by SMATV operators and operators of other video delivery systems in the 18 GHz band, which allowed such operators to serve more MDUs with a single head-end facility, thus reducing capital expenditure requirements per MDU subscriber.

         Telephone Companies. Before 1996, local exchange carriers ("LECs") were prohibited from providing video programming directly to subscribers in their respective telephone service areas. The FCC had ruled, however, that LECs may acquire wireless cable channel operations. Moreover, certain U.S. District Courts and Courts of Appeal have held that the "telco-cable cross-ownership ban" abridged the First Amendment rights of LECs to free expression under the U.S. Constitution. The 1996 Telecommunications Act lifted barriers to the provision of cable television services by telephone companies including allowing telephone companies to provide video service as "open video systems operators," which are similar to traditional cable systems but are subject to different regulatory requirements and confirmed the ability of LECs to own and operate wireless cable systems. While the competitive effect of the entry of telephone companies into the programming business is still uncertain, the Company believes that wireless cable systems will continue to be competitive with fiber optic distribution technologies for providing multi-channel video service.

         Off-Air VHF/UHF Broadcasts. Off-air VHF/UHF broadcasts (such as those providing programming from ABC, NBC, CBS and Fox) provide a free programming alternative to the public. Previously, wireless cable systems could retransmit these broadcast signals without permission. However, effective October 6, 1993, pursuant to the Cable Act, wireless cable operators must obtain consent before retransmitting off-air VHF/UHF broadcasts. The Company has obtained such consents in the Existing Systems where the Company is retransmitting on a wireless cable channel. However, such consents periodically must be renewed, and there can be no assurance that the Company will be able to renew all such consents in each of its markets. The FCC also has recently permitted broadcasters to acquire, subject to certain restrictions, ownership interests in traditional hard-wire cable systems.

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

         INTERNET

         To the extent the Company enters the Internet access market to provide a retail Internet access service to business customers, the Company will experience competition from multiple service providers, including traditional Internet Service Providers ("ISPs"), inter-exchange carriers, local telephone companies and hard-wire cable television companies.

         Internet Access. The competition for Internet access service to small to mid-size businesses generally falls into three categories: national, regional and local competitors. National competitors include inter-exchange carriers such as AT&T, MCI and Sprint, and national ISPs such as Digex, PSINet and UUNet. The services offered by national competitors generally range from dial-up 14.4 Kbps to a dedicated DS-3 (45 Mbps) connection. Some competitors have added Asynchronous Digital Subscriber Lines ("ADSL") to their service offering. ADSL can achieve higher data speeds over existing copper wire infrastructure (1.5 Mbps to 8.4 Mbps) than previously possible. Regional competitors include Regional Bell Operating Companies and regional ISPs that generally offer services that range from dial-up 14.4 Kbps to dedicated T-1 (1.5 Mbps) connections. Local competitors include local exchange carriers, multi-system hard-wire cable operators and local ISPs. The services offered by local competitors generally range from dial-up 14.4 Kbps to a dedicated T-1 connection. Local providers generally aggregate or over-subscribe local traffic onto access lines which are connected to a regional or national provider. Accordingly, these local providers typically target consumers, as opposed to businesses.

         The Company believes that it can compete in small to mid-size markets with national, regional and local Internet access providers by offering high-quality, high-speed Internet access, a local direct sales and service presence, faster installation intervals and competitive pricing. There is no assurance, however, that the Company will be able to effectively compete against such competitors. See "Business -- Business Strategy."

BUSINESS STRATEGY

         Overview. The Company's primary business objective is to develop, own and operate single family unit ("SFU") and MDU wireless cable television businesses, and retail Internet access businesses (on a developmental basis in 1998) in markets in which the Company owns or leases sufficient channel rights that allow the Company to best utilize its ITFS and MMDS spectrum and maximize its return on investment.

         Beginning in the second quarter of 1997, in an effort to conserve capital resources, the Company suspended new system launches and decreased marketing efforts directed at acquiring net new subscribers. During 1998, the Company intends to increase its marketing efforts in selected markets and implement a new business plan, subject to obtaining timely financing on acceptable terms and conditions, that the Company believes will provide the greatest opportunity for improving the profitability of the Company and capitalizing on its existing assets. This projected plan consists of (1) maintaining moderate SFU subscriber growth through traditional analog video service in selected markets, (2) pursuing MDU subscriber growth through a cooperative marketing alliance with DIRECTV, Inc. ("DIRECTV"), (3) developing and testing Internet access service to small and mid-size businesses in several markets, (4) launching several new markets that offer MDU, Internet and SFU subscriber growth opportunities, and (5) pursuing financing alternatives to allow the Company to carry out this projected business plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources;" and "Future Cash Requirements."

         Traditional SFU Wireless Cable Television. Since inception, the Company has developed, acquired and operated wireless cable television systems in primarily small to mid-size markets. The Company principally has targeted SFU subscribers in these markets. The Company intends to continue to grow its core SFU analog wireless cable business at a modest rate, directing resources toward markets that the Company believes have the most potential to positively contribute to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company believes that markets with 25 to 30 basic and premium channels, a greater number of homes not passed by hard-wire cable and limited access to off-air VHF/UHF broadcast channels afford the greatest opportunities in this regard. In addition, the Company intends to compete directly against traditional hard-wire cable service for SFUs desiring basic and first- tier premium service. The Company's current programming packages for new subscribers range from $24.99 for basic service and one premium channel to $39.99 for basic service and up to four premium channels. The Company currently has no plans to upgrade any of its facilities for digital transmission.

         MDU Wireless Cable Television. In November 1997, the Company entered into a Cooperative Marketing Agreement with DIRECTV, a DBS service provider with over 3 million subscribers. The seven-year agreement allows Heartland to expand its programming offerings by more than 75 channels to residential MDUs by offering DIRECTV programming packages on a commission basis. In addition, the Company has the ability to enhance its traditional channel line-ups by adding individual DIRECTV channels to its MDU programming offerings under a Channel Transport Agreement. The Company intends to market the DIRECTV programming offerings in up to 40 of the Company's markets in 1998 and beyond.

         Internet Access. The Company believes that its wireless cable spectrum and technology present a viable option to traditional telephony for Internet access as a "pipeline" through which Internet and commercial on-line services can be carried, especially for small to medium-sized businesses who seek a cost-effective means of accessing such on-line services. The Company also believes that the potential of this spectrum and technology for speed of on-line access is substantially superior to traditional telephone lines. A one-way MDS/MMDS system using a traditional telephone line for an upstream path can transmit downstream wireless data at speeds of up to 2.8 Mbps, nearly 97 times faster than traditional telephony speeds of 28.8 Kbps and 21 times faster than ISDN rates of 128 Kbps. With an ISDN 128 Kbps upstream path, a one-way MMDS system can transmit downstream wireless data at speeds of up to 6 Mbps, nearly 208 times faster than traditional speeds of 28.8 Kbps and 46 times faster than ISDN speeds of 128 Kbps.

         The Company currently intends to enter the Internet access market as a business retail Internet service provider ("ISP") in 1998 on a developmental basis. The Company has selected its principal equipment vendors and plans to target small to mid-sized businesses in up to four markets in 1998, offering high-speed Internet access. The Company expects to engineer its test markets to provide one-way downstream speeds of 768 Kbps, burstable up to 2.8 Mbps.
The Company's current plans provide that its Internet customers will receive their Internet data via a roof-mounted antenna or a six-inch by six-inch square indoor window mount antenna connected to a piece of coaxial cable and a cable modem/router. The cable modem/router will interface to the customer's personal computer or network via an Ethernet card connection. Upstream communication will be available via a standard telephone line or ISDN connection. Downstream transmission will be provided over one of the Company's existing 6 MHz MDS or MMDS channels. The Company intends to apply for an MDS/MMDS two-way developmental license in several of the markets in which it launches a one-way system to perform two-way trials.

         The Company has not conducted one-way or two-way Internet access or service trials in any of its markets, and there can be no assurance that the Company will successfully implement its plans to launch such systems on a commercial basis in 1998 or thereafter.

         New Markets. The Company intends to launch two to six new systems in 1998 in markets (1) in which the Company has or believes it will be able to timely secure sufficient channel rights, and (2) that the Company believes offer superior MDU, Internet and SFU subscriber growth opportunities. Markets with sufficient channel rights will be evaluated individually for potential return on investment from all business segments. The exact construction schedule for the Company's future launch markets, including markets currently expected to be launched in 1998, will depend upon multiple factors, including, but not limited to, the availability of capital resources and financing alternatives, the number of wireless cable channels for which FCC licenses have been obtained, the expiration dates of leases and FCC construction permits, the number of potential subscribers in each market and the proximity of a market to the Existing Systems or other markets ready for construction. The launch of a new market generally will involve the construction of a transmission building near a transmission tower and the installation of transmission equipment and, in certain cases, the construction of the transmission tower. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources;" and "Future Cash Requirements." The Company intends to continue to pursue channel additions in future launch markets that will complement existing channel rights.

         Additional Financing Needs. Despite the Company's efforts to conserve capital and the improvement in its EBITDA during the second half of 1997, the Company does not expect to generate sufficient cash flow to implement its business strategy and service the Company's existing indebtedness in 1998. Accordingly, the continued growth of the Company's subscriber base and the implementation of the above-described business strategy is subject to and dependent upon obtaining additional capital and/or restructuring the Company's current debt on terms and conditions acceptable to the Company and in a timely manner. The Company has retained the investment banking firm of Wasserstein Perella & Co., Inc. as a financial advisor to analyze all options available to finance the Company's projected business plan and service its existing debt. Such options may include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements, sales of assets including wireless cable systems and channel rights, and/or a recapitalization or restructuring of the Company's current debt and/or equity, including converting part or all of the Company's existing indebtedness and/or interest payments due thereon into equity of the Company or delaying certain interest payments on the Senior Notes (defined below). If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that would allow the Company to continue operating in the normal course of business at least through 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources;" and "Future Cash Requirements."

         The Company's ability to effect certain financings, asset sales and recapitalizations is limited by the indentures governing its $115.0 million in aggregate principal amount of 13% Series B and C Notes due 2003 (the "13% Notes") and $125.0 million in aggregate principal amount of 14% Senior Notes due 2004 (collectively, the "Senior Notes"), and the agreements governing its issuance of $40.2 million of 9% Convertible Subordinated Discount Notes due 2004 (the "Convertible Notes"). There can be no assurance that the Company will be able to enter into financing arrangements, asset sales or a recapitalization or restructuring in a timely manner and on terms satisfactory to the Company that will be necessary to implement the above-described business strategy and service its debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources;" and "Future Cash Requirements."

EXISTING SYSTEMS AND FUTURE LAUNCH MARKETS

         The following tables provide information regarding the 93 markets in which the Company owns the BTA authorization and/or has acquired, or expects to acquire, wireless cable channel rights that it intends to retain and develop as of December 31, 1997. In these markets, the Company has acquired or expects to acquire sufficient channel rights to launch a wireless cable system in the market providing multichannel video service to SFUs and/or MDUs and/or Internet access to business customers. The Existing Systems are listed in order of date of launch or, for acquired markets, date of acquisition.

         The Company has revised its methodology of reporting total households and line-of-sight households ("LOSHH"). Certain prior estimates of total households and LOSHH included households located within the Company's service areas or BTAs that could be served by additional transmission facilities such as signal boosters or repeaters. Although the rural nature and relatively flat terrain in many of the Company's markets would allow these households to be served, the Company's current business strategy does not contemplate the capital expenditures necessary to construct additional transmission facilities that may be necessary to provide service to such households. Actual total households and LOSHH may be more or less than reported below.

         "Estimated Total Households" represents the Company's current estimates of the approximate number of households within a 35-mile radius of the Company's tower sites (or projected tower sites for certain unlaunched markets), plus LOSHH outside the 35-mile radius that may be served from existing or currently projected transmission facilities in each market and calculated as set forth below. The 35-mile radius is an arbitrary radius chosen because of industry practice and capital expenditure considerations. Total household information within the 35-mile radius is based on 1990 Census data obtained using a commercially available population software program called POP90(TM), created by EDX Engineering, Inc. ("EDX"). Due to the relatively flat terrain in certain of the Company's markets, the estimated LOSHH capable of being served may exceed the estimated households within the 35-mile radius. Because LOSHH outside of the 35-mile radius are added to estimated total households, the number of estimated total households may equal the number of estimated LOSHH. A total average annual growth rate of approximately 1% since 1990, based on population growth rate estimates of the U.S. Bureau of the Census (the "Census Bureau") released in March 1997, is included in the estimates.

         "Estimated Line-of-Sight Households" represents the Company's estimates of the approximate number of LOSHH that can receive an adequate signal from the Company in its service areas. This information was calculated by using a commercially available engineering software program called Signal(TM), created by EDX. The EDX program determines LOSHH from 1990 Census Bureau data, using actual antenna heights, antenna locations and the surrounding three arc second terrain data. LOSHH in overlapping service areas in Existing Systems are divided proportionately among such areas. LOSHH in future launch markets are not divided among such markets. The program considers topographical features, but does not take into account potential signal blockage due to foliage or buildings. Due to the relatively flat terrain in certain of the Company's markets, the estimated LOSHH capable of being served may exceed the estimated total households within the 35-mile radius. Because LOSHH outside of the 35-mile radius are added to estimated total households, the number of estimated LOSHH in a market may equal the number of estimated total households in such market. The calculation of LOSHH assumes (1) the grant of pending applications for new licenses or for modification of existing licenses, and (2) the grant of applications for new licenses and license modification applications that have not yet been filed with the FCC. The LOSHH estimates include a total average annual growth rate of approximately 1% since 1990, based on Census Bureau population growth rate estimates released in March 1997.

                                                                           ESTIMATED       ESTIMATED      NUMBER OF
                                                                             TOTAL       LINE-OF-SIGHT   SUBSCRIBERS
        EXISTING SYSTEMS                                                   HOUSEHOLDS     HOUSEHOLDS       12/31/97
    -----------------------                                                ----------     ----------       --------
    Ada, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         48,638          21,916          3,712
    Wichita Falls, TX . . . . . . . . . . . . . . . . . . . . . . . . .         64,823          56,795          4,773
    Midland, TX . . . . . . . . . . . . . . . . . . . . . . . . . . . .        115,713         115,713          5,882
    Abilene, TX . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64,185          57,158          3,365
    Lawton, OK  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79,955          58,440          7,329
    Laredo, TX  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,351          48,950          3,840
    Enid, OK  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40,560          40,560          4,412
    Lindsay, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,151          32,444          2,846
    Ardmore, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,282          53,282          3,385
    Mt. Pleasant, TX  . . . . . . . . . . . . . . . . . . . . . . . . .         57,179          50,119          2,653
    Chanute, KS . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,986          55,986          4,568
    Stillwater, OK  . . . . . . . . . . . . . . . . . . . . . . . . . .         81,508          81,508          6,354
    Texarkana, TX . . . . . . . . . . . . . . . . . . . . . . . . . . .         82,055          77,682          1,619
    Lubbock, TX   . . . . . . . . . . . . . . . . . . . . . . . . . . .        112,885          63,557          4,730
    McLeansboro, IL . . . . . . . . . . . . . . . . . . . . . . . . . .         88,485          76,277          1,508
    Vandalia, IL  . . . . . . . . . . . . . . . . . . . . . . . . . . .         92,907          92,907          1,943
    Olney, IL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,655          70,655          1,901
    Taylorville, IL . . . . . . . . . . . . . . . . . . . . . . . . . .        163,090         144,622          2,042
    Peoria, IL  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        205,501         200,564          2,122
    Bucyrus, OH . . . . . . . . . . . . . . . . . . . . . . . . . . . .        237,819         237,819          1,024
    Paragould, AR . . . . . . . . . . . . . . . . . . . . . . . . . . .        140,557         140,557          2,702
    Sikeston, MO  . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,368         100,368          2,821
    Manhattan, KS . . . . . . . . . . . . . . . . . . . . . . . . . . .         54,008          54,008          2,009
    Olton, TX . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,583          20,541            873
    O'Donnell, TX . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,006          59,747            836
    Monroe City/Lakenan, MO . . . . . . . . . . . . . . . . . . . . . .         69,771          69,771          1,917
    Sherman/Denison, TX . . . . . . . . . . . . . . . . . . . . . . . .        109,525          82,132          8,617
    Freeport, IL  . . . . . . . . . . . . . . . . . . . . . . . . . . .        148,042         148,042          1,487
    Paris, TX . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,857          44,857          3,340
    Strawn/Ranger, TX   . . . . . . . . . . . . . . . . . . . . . . . .         42,772          41,008          1,358
    Corsicana/Athens, TX  . . . . . . . . . . . . . . . . . . . . . . .         95,568          95,568          2,465
    Champaign, IL . . . . . . . . . . . . . . . . . . . . . . . . . . .        103,781         103,081          3,723
    Austin, TX  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        431,541         385,070         12,972
    Waco, TX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        112,613          95,581          6,318
    Temple/Killeen, TX  . . . . . . . . . . . . . . . . . . . . . . . .        139,907         104,141         11,388
    Corpus Christi, TX  . . . . . . . . . . . . . . . . . . . . . . . .        166,940         126,275         12,880
    Hamilton, TX  . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,358          18,884          2,835
    Marion, KS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,014          52,587          1,363
    Sterling, KS  . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,688          36,755          1,099
    Macomb/Walnut Grove, IL . . . . . . . . . . . . . . . . . . . . . .         84,383          84,383          2,495
    Tulsa, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        322,114         309,464         13,414
    George West, TX . . . . . . . . . . . . . . . . . . . . . . . . . .         23,325          16,270          2,201
    Kingsville/Falfurrias, TX . . . . . . . . . . . . . . . . . . . . .         32,614          32,614          1,564
    Uvalde/Sabinal, TX  . . . . . . . . . . . . . . . . . . . . . . . .         18,325          12,578          1,412
    Medicine Lodge/Anthony, KS  . . . . . . . . . . . . . . . . . . . .         30,154          30,154          1,404
    Gainesville, TX   . . . . . . . . . . . . . . . . . . . . . . . . .         39,539          12,121          1,126
    Jourdanton/Charlotte, TX  . . . . . . . . . . . . . . . . . . . . .        100,519        100,519           1,472
    Kerrville, TX . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,004          19,527            478
    Greenville, PA  . . . . . . . . . . . . . . . . . . . . . . . . . .        336,335         165,578            777
    Jacksonville, IL  . . . . . . . . . . . . . . . . . . . . . . . . .         48,302          29,010            677
    Radcliffe, IA(1). . . . . . . . . . . . . . . . . . . . . . . . . .         75,039          75,039          2,056
    Weatherford, OK . . . . . . . . . . . . . . . . . . . . . . . . . .         29,146          14,259            501
    Montgomery City, MO . . . . . . . . . . . . . . . . . . . . . . . .         90,905          90,905            767
    Beloit, KS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,755          20,755            717
    McAlester, OK . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,913          24,837            936
    Muskogee, OK  . . . . . . . . . . . . . . . . . . . . . . . . . . .         79,894          50,484            908
    Woodward, OK  . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,180          13,704          2,316
    Watonga, OK   . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,310          24,310            706
                                                                             ---------       ---------        -------
              Total Existing Markets  . . . . . . . . . . . . . . . . .      5,252,383       4,542,438        186,937
                                                                             =========       =========        =======

                                                                                     ESTIMATED         ESTIMATED
      FUTURE LAUNCH                                                                    TOTAL         LINE-OF-SIGHT
         MARKETS                                                                     HOUSEHOLDS      HOUSEHOLDS
     ----------------                                                               -----------      ------------
     Altus, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               28,365           28,485
     Amarillo/Borger, TX . . . . . . . . . . . . . . . . . . . . . . . . . . .              132,879          111,012
     Burnet, TX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               49,200           29,492
     Casper, WY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               31,362           28,736
     Cheyenne, WY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34,225           32,345
     Columbia, MO  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              115,715          111,490
     Crow, TX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              172,111           90,643
     Des Moines, IA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              225,319          200,062
     El Dorado, AR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               79,924           79,924
     El Paso, TX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              229,491          195,860
     Elk City, OK  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               26,010           12,738
     Fischer, TX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              420,945          347,773
     Flagstaff, AZ . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               44,124           39,604
     Forrest City, AR  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              172,144          172,144
     Great Bend, KS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               54,148           54,148
     Hays, KS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               28,868           28,868
     Henryetta, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               49,443           27,227
     Holdenville, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               48,478           28,322
     Kalispell, MT (2) . . . . . . . . . . . . . . . . . . . . . . . . . . . .               30,910           28,073
     Kossuth, TX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               72,174           72,174
     Lenapah, OK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               55,807           44,740
     Lufkin, TX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               70,308           70,308
     Paducah/Mayfield, KY  . . . . . . . . . . . . . . . . . . . . . . . . . .               76,393           70,262
     Ottawa/LaSalle, IL  . . . . . . . . . . . . . . . . . . . . . . . . . . .              236,149          236,149
     Peaksville, MO  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               86,981           86,981
     Ponca City, OK  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              129,455          129,455
     Purdin, MO  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               44,534           44,534
     Scottsbluff, NE (2) . . . . . . . . . . . . . . . . . . . . . . . . . . .               18,523           16,588
     Searcy, AR  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               75,274           26,747
     Seminole, OK  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               69,870           44,924
     Shreveport, LA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              178,038          160,163
     Springfield, MO . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              142,696          142,696
     Stromsberg, NE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               59,717           59,717
     Topeka, KS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              112,540          112,540
     Tyler, TX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              172,130          121,554
                                                                                          ---------        ---------
               Total-Future Markets  . . . . . . . . . . . . . . . . . . . . .            3,574,250        3,086,478
                                                                                          ---------        ---------
               Total-All Company Markets . . . . . . . . . . . . . . . . . . .            8,826,633        7,628,916
                                                                                          =========        =========

__________

(1) The Company operated this market under a Management Agreement on behalf of CS Wireless. Effective December 31, 1997, CS Wireless resumed operational control and ownership of this market. Heartland retained no interest in this market.

(2) The Company managed this market under a Management Agreement on behalf of CS Wireless. Effective December 31, 1997, CS Wireless resumed management and ownership of this market. Heartland retained no interest in this market.

         Existing Systems. As of December 31, 1997, including one operating system managed by the Company, the Company had 58 Existing Systems. The Company generally offers 16 to 31 basic, premium and pay-per-view wireless cable channels (including three to four local off-air VHF/UHF broadcast channels that are retransmitted). Generally, the Company's Existing Systems lease the majority of their wireless cable channels. The terms of such leases typically expire five to 10 years from the license grant date, ranging from years 1998 to 2007. The majority of such leases provide for (i) a right of first refusal to purchase the channels after the expiration of the lease if FCC rules and regulations so permit, (ii) an automatic renewal of the lease of five to 10 years if such automatic renewals are then permitted by the FCC, and/or (iii) an agreement to negotiate a lease renewal in good faith. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more Existing Systems could have a material adverse effect on the Company. The Existing Systems transmit at 10 to 100 watts of power from a transmission tower that generally has a signal pattern covering a radius of 35 to 50 miles.

         Future Launch Markets. In these markets, the Company owns the BTA authorization and/or has aggregated or is aggregating additional wireless cable channel rights as of December 31, 1997. Certain of the Company's channel rights in the future launch markets are in the form of lease agreements with educational entities that have pending applications for ITFS channels or that have had applications returned without prejudice by the FCC that will be refiled. These ITFS applications undergo review by the FCC's engineering and legal staff. Because the FCC's application review process does not lend itself to complete certainty, and given the considerable number of applications involved, no assurance can be given as to the precise number of applications that will be granted.

EMPLOYEES

         As of March 20, 1998, the Company had approximately 790 employees. None of the Company's employees are subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it generally has good relations with its employees. The Company also presently utilizes the services of independent contractors to install certain components of its wireless cable systems.

RECENT TRANSACTIONS

         Acquisition. In January 1997, the Company acquired two operating wireless cable television systems in Woodward and Watonga, Oklahoma for $1.6 million in cash and $150,000 in escrowed cash.

         Exchange Offer. In April 1997, the Company consummated the exchange of $125.0 million aggregate principal amount of 14% Series B Senior Notes due 2004 for $125.0 million aggregate principal amount of 14% Senior Notes containing identical terms, except that the 14% Senior Notes are registered under the Securities Act of 1933, as amended.

         Asset Exchange. In April 1997 the Company consummated an exchange with American Telecasting, Inc. of wireless cable channel rights and related assets in South Dakota and Florida for wireless cable channel rights and related assets in Michigan and Illinois.

         Sale of Telinor Interest. In September 1997, the Company sold a 39% equity interest in Television Interactiva del Norte, S.A. de C.V. ("Telinor") for approximately U.S. $915,000 to CS Wireless. In addition, the Company sold to CS Wireless two promissory notes payable by Telinor for approximately U.S. $2.6 million, representing principal and accrued interest payable under such notes. Following this transaction, the Company retained a 10% equity interest in Telinor.

         CS Wireless True-Up. In September 1997, the Company completed certain post-closing adjustments with respect to relative accounts payable, accounts receivable, working capital assets and subscribers relating to the Participation Agreement dated as of February 23, 1996, among the Company, CS Wireless and CAI Wireless. The Company received approximately 257,000 shares of newly issued common stock of CS Wireless in connection with these adjustments.

         Business Operations and Processes Evaluation. During 1997 the Company completed an evaluation of its business operations and processes and, as a result of this evaluation, has upgraded certain of its information and accounting systems. Arthur Andersen & Co. LLP assisted the Company in the selection and implementation of accounting and distribution software that will provide the Company with improved technological tools for managing financial and capital resources.

ITEM 2.          PROPERTIES

         The Company leases approximately 24,000 square feet of office space, of which approximately 10,000 square feet is subleased to CS Wireless, for its executive offices in Plano, Texas under a lease that expires April 10, 2003. The Company pays approximately $385,000 per annum rent for such space, of which $192,500 (50%) is reimbursed to the Company by CS Wireless. The Company leases from affiliates of L. Allen Wheeler, a director of the Company, and David E. Webb, a former executive officer and director of the Company, approximately 16,350 square feet in several locations for its operations, executive and telemarketing offices in Durant, Oklahoma under leases that expire between March 1, 2000 and May 31, 2000. The Company pays a total of $108,000 per annum rent for such space. The Company leases approximately an additional 30,000 square feet of tower and warehouse space in Durant, Oklahoma from an affiliate of Messrs. Webb and Wheeler under two leases that expire on March 1, 2000 and August 1, 2000. The Company pays $35,000 per annum rent for such space. The Company leases from an affiliate of Messrs. Webb, Wheeler and Robert R. Story, a former executive officer of the Company, an additional 12,430 square feet of office space in Durant, Oklahoma under a lease that expires March 1, 2000. The Company pays $62,000 per annum rent for such space. The Company believes that these facilities are leased at fair market value and are adequate for the foreseeable future.

         The principal physical assets of a wireless cable system consist of satellite signal reception equipment, radio transmitters and transmission antennae, as well as office space and transmission tower and head-end space. The Company leases office space for the Existing Systems and will, in the future, purchase or lease additional office space in other locations where it launches other wireless cable systems. The Company also owns transmission towers or leases space on transmission towers located in its markets. The current capacity range of the Company's transmission facilities is from 10 to 100 watts, capable of generating a signal over a 35 to 50 mile range. The Company believes that office space and space on transmission towers currently is available on acceptable terms in the markets where the Company intends to operate wireless cable systems.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party, from time to time, to routine litigation incident to its business. It is the opinion of management that no pending litigation matter will have a material adverse effect on the Company's consolidated financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on The NASDAQ Stock Market's National Market on April 22, 1994. The following table sets forth, on a per share basis for the periods shown, the high and low closing sale prices of the Common Stock as reported on the NASDAQ Stock Market's National Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                             CLOSING SALE PRICE
                                                                                             ------------------
                                                                                              HIGH         LOW
                                                                                            --------     --------
      Fiscal Year Ended December 31, 1996:
        First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 29.75      $ 23.00
        Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 28.63      $ 22.88
        Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 25.25      $ 19.56
        Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 25.25      $ 11.75
      Fiscal Year Ending December 31, 1997:
        First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 12.38      $  2.13
        Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3.06      $  1.88
        Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3.25      $  1.56
        Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3.56      $  1.31

         On March 20, 1998, the last reported sale price for the Common Stock as reported on the NASDAQ Stock Market's National Market was $0.94 per share. As of March 20, 1998, there were approximately 717 holders of record of the Common Stock.

         The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business. The terms governing the preferred stock issued by one of the Company's majority-owned subsidiaries include a preference as to dividend payments over the Company, as a holder of common stock of such subsidiary. Certain covenants in a Note Purchase Agreement among the Company, Jupiter Partners L.P. and Thomas R. Haack prohibit the Company from declaring or paying cash dividends. The indentures governing the Senior Notes also prohibit the Company from declaring or paying cash dividends. Future loan facilities, if any, obtained by the Company or any of its subsidiaries also may prohibit or restrict the payment of dividends or other distributions. Subject to the waiver of such prohibitions and compliance with such limitations, the payment of cash dividends on shares of Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements, applicable requirements of the Delaware General Corporation Law and other factors that are considered relevant by the Company's Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 were derived from the consolidated financial statements of the Company, which were audited by KPMG Peat Marwick LLP, independent certified public accountants, and which are included elsewhere in this Form 10-K. The selected historical financial data presented below as of December 31, 1995, 1994 and 1993 and for the years ended December 31, 1994 and 1993 were derived from consolidated financial statements of the Company, which were audited by KPMG Peat Marwick LLP, but which are not included in this Form 10-K. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-K.

                                                                             YEAR ENDED DECEMBER 31, (1)
                                                          ------------------------------------------------------------
                                                          1997 (2)        1996 (2)     1995 (3)     1994         1993
                                                          -------         -------      ------       -----        -----
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Statement of operations data:

   Revenues  . . . . . . . . . . . . . . . . .           $   78,792       $ 56,017    $ 15,300    $  2,229       $  869
   Operating expenses:
      Systems operations . . . . . . . . . . .               39,596         21,255       4,893         762          321
      Selling, general and
        administrative . . . . . . . . . . . .               42,255         42,435      11,887       4,183          647
      Depreciation and amortization  . . . . .               65,112         39,323       6,234       1,098          138
                                                         ----------       --------    --------     -------       ------

           Total operating expenses  . . . . .              146,963        103,013      23,014       6,043        1,106
                                                         ----------       --------    --------     -------       ------
   Operating loss  . . . . . . . . . . . . . .              (68,171)       (46,996)     (7,714)     (3,814)        (237)
   Interest expense, net . . . . . . . . . . .              (34,321)       (18,166)    (10,857)       (210)         (73)
   Equity in losses of affiliates  . . . . . .              (32,037)       (18,612)     (1,369)       (387)           --
   Other income (expense)  . . . . . . . . . .                  (54)         4,981        (247)       (227)         (96)

   Income tax benefit  . . . . . . . . . . . .                   --         28,156       4,285       1,595           --
                                                         ----------       --------    --------     -------       ------
   Loss before extraordinary item  . . . . . .           $ (134,583)      $(50,637)   $(15,902)   $ (3,043)      $ (406)
   Extraordinary item, net of tax
      benefit  . . . . . . . . . . . . . . . .                   --        (10,424)         --          --           --
                                                         ----------       --------    --------     -------       ------
   Net loss  . . . . . . . . . . . . . . . . .           $ (134,583)      $(61,061)   $(15,902)   $ (3,043)      $ (406)
                                                         ==========       ========    ========    ========       ======
 Loss per basic and dilutive share (4):
   Loss before extraordinary item  . . . . . .           $    (6.85)      $  (2.74)   $  (1.34)   $  (0.30)      $(0.05)
   Extraordinary item  . . . . . . . . . . . .                   --          (0.57)         --          --           --
                                                         ----------       --------    --------     -------       ------


   Net loss  . . . . . . . . . . . . . . . . .           $    (6.85)      $  (3.31)   $  (1.34)   $  (0.30)      $(0.05)
                                                         ==========       ========    ========    ========       ======
   Weighted average number of basic and
     dilutive common shares outstanding  . . .               19,649         18,473      11,866      10,011        8,000




                                                                                DECEMBER 31,
                                                       --------------------------------------------------------------
                                                         1997        1996         1995          1994           1993
                                                       --------   ---------     --------      --------      ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Balance sheet data:
      Cash and cash equivalents . . . . . . . . .      $42,821       $79,596       $23,143       $11,986          $815
      Total assets  . . . . . . . . . . . . . . .      372,134       515,364       205,405        77,921         8,665
      Long-term debt, including current
         portion  . . . . . . . . . . . . . . . .      308,196       303,538       141,652        40,506         1,593
      Total stockholders' equity  . . . . . . . .       46,408       180,847        51,688        30,081         4,493


__________

(1) Amounts between years are not comparable because of acquisitions accounted for as purchases and dispositions, primarily in years subsequent to 1994 (see Note 8 to the consolidated financial statements).

(2) The Company changed its useful lives for depreciating the nonrecoverable portion of subscriber installation costs in 1997 and 1996 (see Note 1(e) to the consolidated financial statements), and license and leased license costs and excess of cost over fair value of net assets acquired in 1996 (see Note 1(g) to the consolidated financial statements).

(3) The Company changed its method of accounting for the direct costs and installation fees related to subscriber installations in 1995 (see
         Note 1(e) to the consolidated financial statements).

(4) Loss per basic and dilutive common share for each period presented has been calculated using the provisions of SFAS No. 128 "Earnings per Share," which is effective for periods ending after December 15, 1997 and requires restatement of all prior period loss per share data (see Note 1(m) to the consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, owns and operates wireless cable television systems and channel rights in small to mid- size markets in the central United States. The Company targets small to mid-size markets which include households that are unpassed by traditional hard-wire cable. The Company offers its subscribers local off-air VHF/UHF channels, as well as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, Discovery, the Nashville Network, A&E and other popular cable television networks. At December 31, 1997, including one operating system and two non-operating systems managed by the Company, the Company had wireless cable channel rights in 93 markets. At December 31, 1997, including one operating system managed by the Company, the Company had 58 markets with systems in operation, providing wireless cable service to approximately 187,000 subscribers. The remaining 35 markets represent potential future launch systems. In addition, the Company owns an approximate 20% equity interest in Wireless One and an approximate 36% equity interest in CS Wireless.

         "System EBITDA" means net income (loss) plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges, less any non-cash items which have the effect of increasing net income or decreasing net loss, for a system. System EBITDA includes all selling, general and administrative expenses attributable to employees employed in that system and, to more accurately reflect operations at the system level, the Company also allocates expenses related to billing, collections, telemarketing, the Company's call center and information systems. EBITDA and System EBITDA are presented because they are widely accepted financial indicators of a company's ability to service and/or incur indebtedness. However, EBITDA and System EBITDA are not financial measures determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes.

         Although the Company has recorded net losses of $215.0 million since inception, 47 systems achieved positive System EBITDA and two systems achieved break-even System EBITDA for the year ended December 31, 1997. The Company's nine remaining systems did not achieve positive System EBITDA for the year ended December 31, 1997, primarily as a result of the lower number of channels offered by such systems, insufficient LOSHH and/or their early stages of development.

         Effective December 31, 1996, the Company (i) revised its methodology for reporting MDU subscribers and (ii) wrote off approximately 33,000 subscribers with delinquent balances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Changes in Method for Reporting Subscribers." For the year ended December 31, 1996 and in subsequent periods, the Company has reported and will report its subscriber base, average revenue per subscriber and churn rate based upon the new methodology (the "new method"). However, the Company is unable to retroactively apply the new method to periods prior to December 31, 1996. Therefore, certain information set forth below will only include amounts for periods which can be calculated under the new method.

FORWARD LOOKING STATEMENTS

         In addition to the matters noted above, the statements contained in this report relating to the Company's operating results, and plans and objectives of management for future operations, including plans or objectives relating to the Company's business strategy and financing needs, are forward looking statements within the meaning of Section 21E of the Securities Exchange
Act of 1934, as amended.   Such statements are based on an assessment of a
variety of factors, contingencies and uncertainties deemed relevant by management, including (i) business and economic conditions in the Company's existing markets, (ii) the Company's ability to implement a successful marketing plan and competitive price structure to produce subscriber growth,
(iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth, system development and debt service, (iv) the successful implementation of the Company's MDU alliance with DIRECTV, (v) regulatory and interference issues, including the grant of pending applications for new licenses or for modification of existing licenses and the grant of applications for new licenses and license modification applications that have not yet been filed with the FCC, (vi) competitive products and services, and
(vii) the successful integration of new systems processes (including subscriber qualification and retention efforts) and management personnel, as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

BALANCE SHEET AS OF DECEMBER 31, 1997 COMPARED TO THE BALANCE SHEET AS OF DECEMBER 31, 1996

         Allowance for Doubtful Accounts. The allowance for doubtful accounts was $340,000 as of December 31, 1997, compared to $5.5 million as of December 31, 1996. The decrease in this account over the periods presented is due to the write-off of certain delinquent subscriber balances, principally consisting of 33,000 subscribers that were identified as delinquent as of December 31, 1996. Improved credit screening policies and collection procedures also contributed to the decrease.

         Management of the Company writes off delinquent subscriber balances when the Company no longer provides programming services and future collection efforts are not warranted. Generally, the Company defines an "active subscriber" as a subscriber receiving programming service with an outstanding receivable balance of less than 60 days past due or a subscriber that has a pay-out plan with the Company. After 60 days, programming service is terminated and the Company continues to pursue internal collection efforts for approximately 15 to 20 days, after which time the entire account receivable balance generally is written off and forwarded to a third party collection agency. Generally, subscribers with outstanding balances greater than 90 days past due are not included in the Company's subscriber base.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

         Revenues. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. The Company's revenues were $78.8 million in 1997, $56.0 million in 1996 and $15.3 million in 1995, representing increases of 41% from 1996 to 1997 and 266% from 1995 to 1996. Effective December 31, 1996, the Company revised its methodology for reporting subscribers in MDUs as discussed above. For the year ended December 31, 1996 and in future periods, the Company has reported and will report its subscriber base and average monthly revenue per subscriber based upon the new method. However, the Company is unable to retroactively apply the new method to periods prior to December 31, 1996. Therefore, the information set forth below will only include amounts for periods which can be calculated under the new method.

         The increase in revenues over the three year period is primarily due to an increase in the number of average subscribers resulting from the acquisition or launch of 21 net new systems in 1995, 20 net new systems in 1996 and three net new systems in the first quarter of 1997. Also contributing to the increase in revenues was the addition and retention by the Company in 1997 of subscribers at overall higher subscription rates, and the receipt of increased revenues for premium services from customers retained after the expiration of certain free-service promotions. Average monthly revenue per subscriber under the new method was $30.22 during 1996 and $33.52 during 1997. The increase in average monthly revenue per subscriber from 1996 to 1997 under the new method was due to a greater percentage of subscribers purchasing premium packages and pay per view services. At December 31, 1997, including one system managed by the Company, the Company had 187,000 subscribers under the new method versus 181,000 subscribers at December 31, 1996. Including one operating system managed by the Company, the Company had 58 systems in operation at December 31, 1997 compared to 54 at December 31, 1996 and 34 at December 31, 1995.

         System Operations. System operations expenses include programming, channel lease payments, labor and overhead costs of service calls and churn, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses which increase as the number of subscribers increases. Systems operations expenses were $39.6 million, $21.3 million and $4.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. As a percentage of revenues, systems operations expenses were 50% in 1997, 38% in 1996 and 32% in 1995. As a percentage of revenue, system operations expenses increased from 1995 to 1997 primarily due to increased programming costs resulting from expanded channel offerings in certain markets, the promotion of a special programming package which carried lower margins than the Company's basic programming package, higher overall programming rates, increased service call expense related to installation corrections and a significant increase in labor and overhead expense related to the Company's attempts to recover equipment from disconnected subscribers. The Company expects programming expense as a percentage of revenue to increase slightly over the short- term as a result of rate increases from most of the Company's programming suppliers. However, the Company also expects decreasing expenses from churn and customer service in 1998, which should help offset increased programming expenses.

         Selling, General and Administrative ("SG&A"). SG&A was $42.3 million in 1997, $42.4 million in 1996 and $11.9 million in 1995. As a percent of revenues SG&A expense was 54% for 1997, 76% for 1996 and 78% for 1995. The increase in SG&A dollars from 1995 to 1996 was a direct result of an increase in the number of systems in operation during 1996. This system growth required expenditures related to opening and maintaining additional offices, additional accounting and support costs and additional compensation expense. The slight decrease from 1996 to 1997 resulted from decreases in the Company's bad debt expense resulting from improved credit and collections procedures and a temporary reduction in advertising while the Company focused on improving its fundamental operations. As a percent of revenue, SG&A declined from 1996 to 1997 due to decreases in bad debt expense, consolidations of management and staff in certain markets, reductions in executive and other corporate staff, and economies of scale resulting from SG&A costs covering a modestly larger subscriber base and a larger revenue base. The Company plans to increase marketing expenditures in 1998 upon implementation of its business strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Cash Requirements."

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $65.1 million in 1997, $39.3 million in 1996 and $6.2 million in 1995. The increase in depreciation and amortization expense from 1995 to 1996 was due to additional systems and equipment in connection with the launch of 16 markets during 1996, as well as increased amortization expense on license and leased license investment of systems in operation and on excess of cost over fair value of net assets acquired related to the acquisition of wireless cable channel rights, operating wireless cable systems and the acquisition of minority interests in certain subsidiaries of the Company. In addition, during 1996, the Company incurred increased depreciation expense related to (i) the write-off of the unamortized balance of capitalized labor and overhead, sales commissions and non-recoverable equipment associated with disconnected subscribers (including the write-off of approximately 33,000 subscribers), (ii) the write-off of license and leased license investment in certain markets where the Company was unsuccessful in obtaining wireless cable channel rights, and (iii) changes in estimates of useful lives of assets. In the fourth quarter of 1996, as discussed below in further detail, the Company reduced its estimates of the useful lives of the non-recoverable portion of subscriber installation costs and license and leased license investment and excess of cost over fair value of assets acquired. Its amortization period related to the non- recoverable portion of subscriber installation costs was reduced from six years (approximately 1.4% churn per month) to four years (approximately 2.1% churn per month). The estimated useful life of license and leased license investment and cost over fair market value of net assets acquired was reduced from 20 years to 15 years.

         Depreciation and amortization expense increased from 1996 to 1997 due to a nonrecurring charge to depreciation expense of $9.0 million during the third quarter of 1997. This charge was comprised of three components: $6.1 million related to the third quarter 1997 write-off of equipment not recovered from subscriber homes; $1.7 million related to the write-off of obsolete subscriber equipment that was not available for future use; and $1.2 million related to the effects of a reduction in the estimated useful life by the Company of the nonrecoverable portion of subscriber installation costs. In addition, in the third quarter of 1997 the Company revised its estimated useful life from four years (approximately 2.1% churn per month) to three years (approximately 2.8% churn per month) for the nonrecoverable portion of installation costs for new subscribers to correspond to the Company's current estimate of its average subscription term. The amortization periods related to the non-recoverable portion of installation costs for new subscribers over the periods presented reflect the Company's best estimates of the expected useful lives of such costs at the time of implementation. The Company's original estimate of six years was based in part on the assumption that a primarily rural operating strategy could contribute to subscription terms that were significantly higher than the hard-wire industry, because of a perceived higher degree of stability, lower amount transiency and less competition for multichannel video programming alternatives in a rural subscriber base. In the fourth quarter of 1996, the Company reassessed its policy and determined, in light of increased disconnect rates in 1996, to reduce its estimate of useful lives to four years. In the third quarter of 1997, the Company again reassessed its estimate of useful lives and reduced its estimate to three years. The Company based this reduction primarily on cumulative results of operation through September 30, 1997 that indicated a lower than anticipated retention rate of subscribers in markets where the Company offered 20 channels or less and in markets where prior promotional campaigns had begun to expire. As noted above, a three-year useful life is the equivalent of a 2.8% churn rate. The Company currently believes that a consolidated monthly churn rate of 2.8% to 3.0% can be achieved and maintained in the Company's existing markets, as other wireless cable operators with similar operating markets have been successful in maintaining a monthly churn rate of 3% or lower. The Company will continue to evaluate market conditions in assessing its estimate of the average subscription term of its subscribers, and could reduce such estimate again in the future, although the Company has no current plans to do so.

         In 1997 the Company began amortizing BTAs that were acquired in December 1996, which also contributed to the increase in depreciation and amortization expense from 1996 to 1997. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and certain overhead charges, and direct commissions. These direct costs are capitalized as systems and equipment in the accompanying consolidated balance sheet.

         Operating Loss. The Company generated operating losses of $68.2 million during 1997, $47.0 million during 1996 and $7.7 million during 1995. EBITDA was negative $3.1 million for 1997, negative $7.7 million in 1996 and negative $1.5 million in 1995. The increase in the Company's operating loss and negative EBITDA from 1995 to 1996 was primarily due to increased systems operations, SG&A and depreciation and amortization expense, partially offset by increases in revenue. The improvement in EBITDA from 1996 to 1997 resulted from the 41% growth in revenues combined with lower corporate overhead. EBITDA consistently increased during 1997, improving from negative $2.6 million in the second quarter, to negative $798,000 in the third quarter to a positive $279,000 in the fourth quarter. The Company attributed this increase in EBITDA to operational improvements implemented during the year in the Company's 58 operating systems (including one operating system managed by the Company for CS Wireless), as well as cost savings and efficiencies through consolidation of management and staff in certain markets and reductions in executive and corporate staff. In addition, bad debt expense decreased from $7.3 million in 1996 to $3.5 million in 1997, primarily as a result of improved credit screening procedures and collection policies. The Company believes that these improvements resulted in a higher quality subscriber base at year-end. The Company's monthly churn rate decreased from 9.6% for the year ended December 31, 1996 (including the year-end subscriber write-off and change in methodology for reporting MDU subscribers) to 4.6% for the year ended December 31, 1997. Excluding the 1996 year-end subscriber write-off and methodology change, the Company's average monthly churn for 1996 was 4.1%. The increase in overall churn in 1997 is primarily attributable to the enforcement of more aggressive collections and disconnect procedures during 1997. The Company's monthly churn for the fourth quarter ended December 31, 1997 was 4.3%.

         Interest Income. Interest income was $5.5 million in 1997, $3.8 million in 1996 and $2.9 million in 1995. The increase in interest income over the periods was due to higher interest earned on notes receivable and average cash and cash equivalents subsequent to the receipt of approximately $53.3 million in cash related to the formation of CS Wireless in February, 1996 and the issuance of $125.0 million of 14% Senior Notes due 2004 in December, 1996.

         Interest Expense. The Company incurred interest expense of $39.9 million in 1997, $22.0 million in 1996 and $13.7 million in 1995. The increase in interest expense over the periods presented is due to increases in borrowed funds. Average borrowings increased from $91.0 million during 1995 to $176.0 million during 1996 and $307.0 million during 1997. Interest expense during 1997 and 1996 consisted primarily of (i) non-cash interest related to the Convertible Notes, (ii) interest on the Company's 13% Notes, (iii) interest on the Company's $125.0 million in 14% Notes due 2004 ("14% Notes") since December 20, 1996, (iv) interest related to a short-term senior secured credit facility repaid in December 1996 and (v) interest on debt incurred in conjunction with the BTA auction. Interest expense during 1995 included (i) non-cash interest related to the Convertible Notes and (ii) interest on the Company's 13% Notes since April 26, 1995.

         Equity In Losses Of Affiliates. The Company had equity in losses of affiliates of $32.0 million in 1997, $18.6 million in 1996 and $1.4 million in 1995. Equity in losses of affiliates during 1996 and 1997 represents losses from CS Wireless in which the Company has an approximate 36% interest, and losses from Wireless One in which the Company owns an approximate 20% interest. The Company acquired its interest in CS Wireless on February 23, 1996. Equity in losses of affiliates during 1995 represents losses from Wireless One. The Company acquired its interest in Wireless One in October 1995.

         Other Income (Expense). Other income (expense) is comprised of gain on the sale of assets and other non-operating income, offset by minority interests in the net earnings of subsidiaries, dividends on preferred stock of certain subsidiaries and other non-operating expenses. The Company had net other expense of $54,000 in 1997. In 1996, the Company had other income of $5.3 million related to a gain on the sale of the Flippin, Tennessee market and the sale of channel rights in three Georgia markets. Offsetting this income, the Company incurred $400,000 of other expenses during 1996, of which $200,000 related to non-operational settlement charges. In 1995 the Company incurred $247,000 of other expenses, of which $200,000 related to non-operational settlement charges between the Company and an unaffiliated third party.

         Income Tax Benefit. At December 31, 1997, the Company had an estimated $172.0 million net tax loss carryforward. No income tax benefit was recorded for the year ended December 31, 1997. As discussed more fully in Note 6 of the notes to the consolidated financial statements, the Company recognized income tax benefits related to the Company's losses before income taxes and extraordinary items of $28.2 million for 1996 and $4.3 million for 1995.

         Extraordinary Item. In December 1996, the Company recognized an extraordinary loss of $11.5 million, net of tax of $1.1 million. This extraordinary loss resulted from a substantive modification of the terms of the 13% Notes and due to the amount of consent fees paid ($6.9 million). For financial reporting purposes, the 13% Notes have been treated as having been extinguished and reissued upon the consummation of the 14% Notes, and recorded at their estimated fair value as of such date. The extraordinary loss consists of the associated write-off of debt issuance costs related to the 13% Notes of $5.3 million, the consent payments of $6.9 million, the decrease in the 13% Notes of $1.1 million to reflect their estimated fair value and other costs of $400,000.

         Net Loss. The Company has recorded net losses since its inception. The Company incurred net losses of $134.6 million or $6.85 per basic and diluted common share during 1997, $61.1 million or $3.31 per basic and diluted common share during 1996 and $15.9 million or $1.34 per basic and diluted
common share during 1995.   As previously discussed, although the Company's
total revenue increased from 1995 to 1996 and from 1996 to 1997, increased systems operations, equity in losses of affiliates, depreciation and amortization and interest expense caused the Company's net losses to increase
over these periods.   Although the Company experienced growth in EBITDA during
the second half of 1997, it expects to continue to incur net losses throughout 1998 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

         The wireless cable television business is a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. To date, the Company's primary sources of capital have been from the sale of the Company's common stock, debt financing and the sale of wireless cable channel rights that are not part of the Company's strategic plan.

         The Company estimates that a launch of a wireless cable system in a typical market will involve the initial expenditure of approximately $820,000 to $1.3 million for wireless cable system transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower. In addition, incremental installation costs of approximately $465 per single family household subscriber for equipment, labor, overhead charges and direct commission are required. The Company has recently utilized a more sophisticated type of boxless equipment that will cost approximately $65 less per installation and therefore it believes that the average cost of materials will continue to decrease as subscribers are added in systems that utilize such equipment. The Company plans to convert some of its current operating systems from a boxed to boxless technology in order to realize these future cost savings. It will use boxed inventory removed from these converted markets to supply growth in other boxed technology markets. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

         Cash used in operations by the Company was $41.6 million in 1997, $22.8 million in 1996, and $6.5 million in 1995. The increase in cash consumed by operations during 1997 was primarily due to increased systems operations and interest expense, partially offset by a 41% increase in revenues from 1996 to 1997. The increase in cash used in operations during 1996 as compared to 1995 was primarily due to increases in systems operations, SG&A and interest expense, partially offset by a 266% increase in revenues.

         Cash provided by investing activities was $6.8 million in 1997. Cash used in investing activities was $34.2 million in 1996 and $96.7 million in 1995. Cash provided by/used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of wireless cable channel rights that are not a part of the Company's strategic plan. During 1997 cash provided by investing activities included receipt of approximately $15.0 million in cash for payment on a note receivable, $3.5 million in cash from the sale of a partial interest in the Company's investment in Telinor and sales of debt securities totaling $19.9 million. This was partially offset by the Company's acquisition of two operating systems in Oklahoma for $1.6 million in cash. The Company's purchases of systems and equipment decreased from 1996 to 1997 due to the launch of 16 systems during 1996 compared to two systems in 1997 and six systems during 1995. In conjunction with the planned launch of two to six markets during 1998, the Company projects capital expenditures of $2.0 million to $7.0 million for head-end equipment and other set up costs as well as $50,000 to $750,000 in additional subscriber equipment depending upon the number of systems launched. These projected expenditures will be evaluated throughout the year in relation to the Company's financial condition and its ability to obtain timely financing on satisfactory terms and conditions (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Cash Requirements".)

         As discussed more fully in Notes 3 and 8 of the notes to the consolidated financial statements, cash used in investing activities during 1996 also included the Company's acquisition of the Champaign, Illinois and Gainesville, Texas operating systems, payments related to the BTA Auction and out-of-pocket expenses related to the acquisition of the businesses of CableMaxx, Inc. and American Wireless Systems, Inc., assets of Fort Worth Wireless Cable T.V. Associates, Wireless Cable T.V. Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. (collectively the "CableMaxx, AWS and Technivision Acquisitions"). These uses of cash were partially offset by the receipt of approximately $58.3 million in cash from CS Wireless in connection with the Company's contribution of wireless cable assets to CS Wireless, and sale of wireless cable channel rights in Tennessee, California, Texas, Illinois and Georgia for total proceeds of approximately $23.8 million. As discussed more fully in Note 8 of the notes to the consolidated financial statements, cash used in investing activities during 1995 included the Company's investment in RuralVision Joint Venture, the acquisition of certain wireless cable assets from RuralVision Joint Venture and Cross Country Wireless, Inc., the acquisition of the Lubbock, Texas and Tulsa, Oklahoma markets and payments made in connection with the CableMaxx, AWS and Technivision Acquisitions. These uses of cash were partially offset by the sale of wireless cable channel rights in five markets and the repayment of a $10.0 million note from Wireless One.

         Net cash used in financing activities was $2.0 million in 1997. Net cash provided by financing activities was $113.4 million in 1996 and $114.3 million in 1995. Cash used during 1997 was primarily for miscellaneous payments on notes payable. As discussed more fully in Notes 3 and 8 of the notes to the consolidated financial statements, cash provided by financing activities during 1996 includes the net proceeds from the sale of $125.0 million of 14% Notes and $15.0 million of 13% Notes, partially offset by payments on long-term debt assumed in the CableMaxx, AWS and Technivision Acquisitions and the repayment of certain short-term borrowings. As discussed more fully in Note 3 of the notes to the consolidated financial statements, cash provided by financing activities during 1995 primarily represents the sale of $100.0 million of 13% Notes.

         At March 20, 1998, the Company had approximately $44.0 million of unrestricted cash and $8.0 million of investments in debt securities from the proceeds of the sale of the Company's 14% Notes placed in escrow for the semi-annual payment of interest. In addition, the Company had $2.2 million representing collateral securing various outstanding letters of credit to certain vendors of the Company.

FUTURE CASH REQUIREMENTS

         As a result of the Company's current level of indebtedness, and the possible incurrence of additional indebtedness or alternative financing, the Company will be required to satisfy certain debt service requirements. In April 1997, the Company disbursed all of the remaining funds in the escrow account established in connection with the indentures governing the 13% Notes. As a result, in October 1997, the Company began to make semi-annual cash interest payments on the 13% Notes from its operating cash, with each such payment totaling approximately $7.5 million. Beginning in October 1998, following the disbursement in April 1998 of all of the funds in the escrow account established in connection with the indenture governing the 14% Notes, the Company will be required to make semi-annual cash interest payments on the 13% Notes and the 14% Notes from operating cash, with each such payment totaling approximately $16.2 million. Also, beginning in November 1998 the Company will be required to begin making quarterly principal payments (in addition to interest) on its debt incurred in connection with the 1996 BTA auction, with each such payment totaling approximately $655,000 (net of BTA lease payments from CS Wireless). Finally, beginning in November, 1999, if the holders of the Convertible Notes have not exercised their conversion rights, the Company will be required to make semi-annual cash interest payments on the Convertible Notes, with each such payment totaling approximately $2.8 million.

         Beginning in the second quarter of 1997, in an effort to conserve capital resources, the Company suspended new system launches and decreased marketing efforts directed at acquiring net new subscribers. During 1998, the Company intends to increase marketing efforts in selected markets and implement a new business plan, subject to obtaining timely financing on acceptable terms and conditions, that it believes will provide the greatest opportunity to improve the profitability of the Company and capitalize on its existing assets. This projected plan consists of (1) maintaining moderate single family unit subscriber growth through traditional analog video service in selected markets,
(2) pursuing multi-dwelling unit subscriber growth through a cooperative marketing alliance with DIRECTV, (3) developing and testing Internet access service to small and mid-size businesses in several markets, (4) launching several new markets that offer MDU, Internet and SFU subscriber growth opportunities, and (5) pursuing financing alternatives to allow the Company to carry out this projected business plan.

         Despite the Company's efforts to conserve capital and the improvement in its EBITDA during the second half of 1997, the Company does not expect to generate sufficient cash flow to implement its business strategy and service the Company's existing indebtedness in 1998. Accordingly, the continued growth of the Company's subscriber base and the implementation of the above-described business strategy is subject to and dependent upon obtaining additional capital and/or restructuring the Company's current debt on terms and conditions acceptable to the Company and in a timely manner. The Company has retained the investment banking firm of Wasserstein Perella & Co., Inc. as a financial advisor to analyze all options available to finance the Company's projected business plan and service its existing debt. Such options may include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements, sales of assets including wireless cable systems and channel rights, and/or a recapitalization or restructuring of the Company's current debt and/or equity, including converting part or all of existing indebtedness and/or interest payments due thereon into equity of the Company or delaying certain interest payments on the Senior Notes.

         The Company's ability to effect certain financings, asset sales and recapitalizations is limited by the indentures governing its Senior Notes and the agreements governing its Convertible Notes. There can be no assurance that the Company will be able to enter into financing arrangements, asset sales or a recapitalization or restructuring in a timely manner and on terms satisfactory to the Company that will be necessary to implement the above-described business strategy and grow the Company's subscriber base.

         In the event that the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that would allow the Company to continue operating in the normal course of business at least through 1998. More specifically, this plan would include delaying, reducing or eliminating the launch of new systems (including Internet developmental systems), reducing or eliminating new subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

CHANGES IN METHOD FOR REPORTING SUBSCRIBERS

         Effective December 31, 1996, the Company changed its methodology for reporting subscribers in MDUs. MDU subscribers who receive bills directly from the Company, who prior to December 31, 1996 had been reported using an equivalent basic unit ("EBU") rate of $9.05, were reclassified as individually-billed units, similar to SFU subscribers. In addition, under the new methodology, MDU subscribers who are billed in bulk to the MDU owner have been converted to SFU subscribers using an EBU rate of $17.95, as opposed to $9.05 under the old methodology. As adjusted, during the fourth quarter of 1996, the Company's direct-billed MDU subscriber base generated average monthly revenue per subscriber of $27.31 and the Company's bulk-billed MDU subscribers generated average monthly revenue per subscriber of $17.95, versus $9.05 during the third quarter of 1996 for both direct and bulk-billed MDU subscribers. MDU and EBU subscriber reporting conventions are subjective, and any changes in methodology that decrease subscriber count result in a corresponding increase in average revenue per subscriber. The Company believes that using the revised EBU rate of $17.95 and reclassifying individually billed units more accurately reflects the revenue derived from these subscribers, and will minimize the impact on monthly revenue per subscriber resulting from future changes in the number of MDU subscribers relative to SFU subscribers.

INCOME TAX MATTERS

         The Company and certain of its subsidiaries file a consolidated Federal income tax return. Subsidiaries in which the Company owns less than 80% of the voting stock will file separate Federal income tax returns. The Company has had no material state or Federal income tax expense since inception. As of December 31, 1997, the Company had approximately $172.0 million in net operating losses for U.S. Federal income tax purposes, expiring in years 2013 through 2017. The Company estimates that approximately $38.0 million of the above losses relate to various acquisitions and as such are subject to certain limitations.

THE YEAR 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, transmit programming or engage in similar normal business activities.

         The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for the Year 2000 compliance. The Company anticipates that all reprogramming efforts will be complete by June 30, 1999, which the Company believes will allow adequate time for testing and implementation before the Year 2000. To date, confirmations have been received from the Company's primary information processing vendors that plans are being developed to address processing of transactions in the Year 2000. However, the Company is uncertain of the expense associated with the Year 2000 compliance and related potential effect on the Company's results of operations.

INFLATION

         Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

FUTURE OPERATING RESULTS

         The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business and economic conditions and growth in the Company's existing markets, (ii) the Company's ability to implement a successful marketing plan and a competitive price structure to produce subscriber growth, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth, system development and debt service, (iv) the successful implementation of the Company's MDU alliance with DIRECTV, (v) regulatory and interference issues, including the grant of pending applications for new licenses or for modification of existing licenses and the grant of applications for new licenses and license modification applications that have not yet been filed with the FCC, (vi) competitive products and services, and (vii) the successful integration of new systems processes (including subscriber qualification and retention efforts) .

         The rate of growth of the Company's subscriber base during 1998 and beyond cannot be estimated with precision or certainty. Successful implementation of the Company's projected business strategy and the Company's ability to obtain timely financing on acceptable terms will have a significant impact on the Company's 1998 operating and financial performance. In addition, the Company cannot quantify the potential impact on its 1998 financial performance resulting from the implementation of its projected business strategy.

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

RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The effective adoption of SFAS 131 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                                          PAGE
                                                                                                          ----
         Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1
         Consolidated Balance Sheets as of December 31, 1997 and
           1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2
         Consolidated Statements of Operations for the Three Years
           Ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3
         Consolidated Statements of Stockholders' Equity for the
           Three Years Ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4
         Consolidated Statements of Cash Flows for the Three Years
           Ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-5
         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after fiscal year ended December 31, 1997, and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 12, 1998, captioned "Election of Directors," "Executive Officers" and "Disclosure Pursuant to Section 16 of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after fiscal year ended December 31, 1997, and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 12, 1998, captioned "Meetings of the Board of Directors and Committees of the Board of Directors; Compensation of Directors" and "Executive Compensation Related Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after fiscal year ended December 31, 1997, and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 12, 1998, captioned "Security Ownership of Certain Beneficial Owners, Directors and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Commission not later than 120 days after fiscal year ended December 31, 1997, and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on or before June 12, 1998, captioned "Certain Transactions and Relationships."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of the Report

          1.     Financial Statements

                 The following financial statements are filed as part of this Form 10-K:

                                                                                                          PAGE
         Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

         Consolidated Balance Sheets as of December 31, 1997 and  1996 . . . . . . . . . . . . . . . .    F-2

         Consolidated Statements of Operations for the three years
           ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

         Consolidated Statements of Stockholders' Equity for the
           three years ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

         Consolidated Statements of Cash Flows for the three years
           ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-5

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

          2.     Financial Statement Schedules

 The following financial statement schedule is filed as part of this Form 10-K:

                                                                                                         PAGE
         Schedule II -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . .    S-1

         Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

         3.      Exhibits

                           EXHIBIT
                            NUMBER                              DESCRIPTION
                            2.1       --      Letter Agreement regarding formation of the Registrant
                                              (filed as Exhibit 2.1 as the Registrant's Registration
                                              Statement on Form S-1, File No. 33-74244 (the "Form
                                              S-1"), and incorporated herein by reference)

                            2.2       --      Supplement to Letter Agreement regarding formation of
                                              the Registrant (filed as Exhibit 2.2 to the Form S-1 and
                                              incorporated herein by reference)

                            3.1       --      Restated Certificate of Incorporation of the Registrant
                                              (filed as Exhibit 3.1 to the Form S-1 and incorporated
                                              herein by reference)

                            3.2       --      Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

                            4.1       --      1994 Employee Stock Option Plan of the Registrant
                                              (filed as Exhibit 4.1 to the Registrant's Registration
                                              Statement on Form S-8 (File No. 333-04263) and
                                              incorporated herein by reference

                            4.2       --      Revised Form of Nontransferable Incentive Stock Option
                                              Agreement under the 1994 Employee Stock Option Plan of
                                              the Registrant (filed as Exhibit 4.2 to the Registrant's
                                              Registration Statement on Form S-4, File No. 33-91930
                                              (the "February 1996 Form S-4")and incorporated herein by
                                              reference)

                            4.3        --     Revised Form of Nontransferable Non-Qualified Stock Option
                                              Agreement under the 1994 Employee Stock Option Plan of
                                              the Registrant (filed as Exhibit 4.3 to the February 1996
                                              Form S-4 and incorporated herein by reference)

                            4.4        --     1994 Stock Option Plan for Non-Employee Directors of
                                              the Registrant (filed as Exhibit 4.4 to the Form S-1 and
                                              incorporated herein by reference)

                            4.5        --     Form of Stock Option Agreement under the 1994 Stock
                                              Option Plan for Non-Employee Directors of the Registrant
                                              (filed as Exhibit 4.5 to the Form S-1 and incorporated
                                              herein by reference)

                            4.6        --     Indenture between the Registrant and First Trust of New
                                              York, National Association , as Trustee (the "Trustee")
                                              (filed as Exhibit 4.20 to the Registrant's Registration
                                              Statement on Form S-4, File No. 333-12577 (the "December
                                              1996 Form S-4") and incorporated herein by reference)

                            4.7        --     Supplemental Indenture dated as of December 9, 1996,
                                              between the Registrant and the Trustee (filed as Exhibit
                                              4.21 to the December 1996 Form S-4 and incorporated
                                              herein by reference)

                            4.8        --     Heartland Wireless Communications, Inc. 401(k) Plan (filed as Exhibit 4.3 to the Registrant's Registration Statement
                                              on Form S-8 (File No. 333-05943) and incorporated
                                              herein by reference)

                            10.1       --     Standard Form of MMDS License Agreement (filed as
                                              Exhibit 10.1  to the  Registrant's Form  10-K Annual  Report
                                              for the fiscal year ended December 31, 1996 (the "1996 Form 10-
                                              K") and incorporated herein by reference)

                            10.2       --     Standard Form of ITFS License Agreement (filed as Exhibit
                                              10.2 to the 1996 Form 10-K and incorporated herein by
                                              reference)

                            10.3       --     Form of Indemnity Agreement between the Registrant and
                                              each of its directors  (filed as Exhibit 10.3 to the Form S-1 and incorporated herein by reference)

                            10.4       --     Noncompetition Agreement between the Registrant and
                                              J.R. Holland, Jr. (filed as Exhibit 10.4 to the Form S-1
                                              and incorporated herein by reference)

                            10.5       --     Noncompetition Agreement between the Registrant and
                                              David E. Webb (filed as Exhibit 10.5 to the Form S-1 and
                                              incorporated herein by reference)

                            10.6       --     Noncompetition Agreement between the Registrant and
                                              John R. Bailey (filed as Exhibit 10.6 to the Form S-1 and
                                              incorporated herein by reference)

                            10.7       --     Noncompetition Agreement between the Registrant and
                                              Randy R. Hendrix (filed as Exhibit 10.7 to the Form S-1
                                              and incorporated herein by reference)

                            10.8       --     Noncompetition Agreement between the Registrant and
                                              L. Allen Wheeler (filed as Exhibit 10.9 to the Form S-1
                                              and incorporated herein by reference)

                            10.9       --     Building Lease Agreement dated June 1, 1990, between
                                              Wireless Communications, Inc. and The Federal Building,
                                              Inc. (filed as Exhibit 10.13 to the Registrant's Form 10-K
                                              Annual Report for the fiscal year ended December 31, 1994
                                              (The "1994 Form 10-K") and incorporated herein by
                                              reference)

                           10.10       --     Building Lease Agreement dated January 2, 1995, between
                                              the Registrant and W&W Commercial Group, L.L.C. (filed as
                                              Exhibit 10.14 to the 1994 Form 10-K and incorporated
                                              herein by reference)

                           10.11       --     Building Lease Agreement dated May 1, 1994, between
                                              Wireless Communications, Inc. and The Federal Building,
                                              Inc. (filed as Exhibit 10.15 to the 1994 Form 10-K and
                                              incorporated herein by reference)

                           10.12       --     Building Lease Agreement dated November 20, 1995,
                                              between the registrant and the Federal Building, Inc.
                                              (filed as Exhibit 10.18 to the February 1996 Form S-4 and
                                              incorporated herein by reference)

                           10.13       --     Office Lease dated April 10, 1996 between Merit Office
                                              Portfolio Limited Partnership and the Registrant for the
                                              Registrant's Plano, Texas office (filed as Exhibit 10.1
                                              to the Form 10-Q Quarterly Report for the quarter ended
                                              June 30, 1996 ("June 1996 Form 10-Q") and incorporated
                                              herein by reference)

                           10.14       --     Sublease Agreement dated June 14, 1996 between the
                                              Registrant and CS Wireless (filed as Exhibit 10.2 to the
                                              June 1996 Form 10-Q and incorporated herein by reference)

                           10.15       --     Building Lease Agreement dated February 1, 1996, as
                                              amended June 1, 1996, between Registrant and National
                                              Horizon Development, L.C. (filed as Exhibit 10.16 to the
                                              1996 Form 10-K and incorporated herein by reference)

                           *10.16      --     Cooperative Marketing Agreement between the Registrant
                                              and DIRECTV, Inc. dated November 12, 1997, and the
                                              following related agreements between the Registrant and
                                              DIRECTV, Inc.: Transport Agreement, DSS Receiver
                                              Support Agreement and Subscriber Payment Agreement
                                              (collectively, the "DIRECTV Agreements")

                          **10.17      --     Heartland Wireless Communications, Inc. Performance
                                              Incentive Compensation Plan.

                          **10.18      --     Employment Agreement between the Registrant and Carroll
                                              D. McHenry dated as of March 6, 1998.

                            **21       --     List of Subsidiaries

                            **23       --     Consent of KPMG Peat Marwick LLP

                            **27       --     Financial Data Schedule

__________

*Filed herewith. Confidential portions of the DIRECTV Agreements and exhibits thereto have been omitted and filed separately with the Commission under a confidential treatment request ("CTR") pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The Company will provide without charge, upon written request, a copy of exhibits to the DIRECTV Agreements, with confidential portions omitted pursuant to the CTR.

** Filed herewith

   (b)  Reports on Form 8-K

   None.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Heartland Wireless Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1(e) to the consolidated financial statements, the Company changed its method of accounting for the direct costs and installation fees related to subscriber installations in 1995.


                                                 KPMG Peat Marwick LLP


Dallas, Texas
March 24, 1998

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                        (in thousands, except share data)

                                   Assets                                           1997            1996
                                   ------                                           ----            ----
Current assets:
   Cash and cash equivalents ................................................     $  42,821         79,596
   Restricted assets - investment in debt and other securities (note 3) .....         9,818         21,215
   Subscriber receivables, net of allowance for doubtful accounts of
     $340 in 1997 and $5,468 in 1996 ........................................         2,198          5,382
   Prepaid expenses and other ...............................................         1,390          1,586
                                                                                  ---------      ---------
                Total current assets ........................................        56,227        107,779
                                                                                  ---------      ---------

Investments in affiliates, at equity (notes 8 and 9) ........................        34,167         68,095
Systems and equipment, net (notes 2, 3 and 8) ...............................       122,653        145,797
License and leased license investment, net of accumulated
   amortization of $12,929 in 1997 and $7,127 in 1996 (note 7) ..............       123,369        129,725
Excess of cost over fair value of net assets acquired, net of accumulated
   amortization of $3,685 in 1997 and $1,691 in 1996 (notes 4 and 8) ........        26,226         28,220
Restricted assets - other investment securities .............................           515          8,792
Note receivable from affiliate (note 8) .....................................         2,069         16,275
Other assets, net ...........................................................         6,908         10,681
                                                                                  ---------      ---------
                                                                                  $ 372,134        515,364
                                                                                  =========      =========
                       Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable .........................................................     $     261         15,683
   Accrued expenses and other liabilities (note 10) .........................        17,120         15,057
   Current portion of long-term debt (note 3) ...............................         1,358          1,188
                                                                                  ---------      ---------
                Total current liabilities ...................................        18,739         31,928
                                                                                  ---------      ---------

Long-term debt, less current portion (note 3) ...............................       306,838        302,350
Minority interests in subsidiaries (note 4) .................................           149            239

Stockholders' equity (note 5):
   Common stock, $.001 par value; authorized 50,000,000 shares,
     issued 19,688,527 shares in 1997 and 19,594,481 shares in 1996 .........            20             20
   Additional paid-in capital ...............................................       261,880        261,652
   Accumulated deficit ......................................................      (215,134)       (80,551)
   Treasury stock at cost, 13,396 shares in 1997 and 10,252 shares in 1996 ..          (358)          (274)
                                                                                  ---------      ---------
                Total stockholders' equity ..................................        46,408        180,847

Commitments and contingencies (notes 7 and 12)                                    $ 372,134        515,364
                                                                                  =========      =========


See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Three years ended December 31, 1997

                        (in thousands, except share data)


                                                          1997           1996            1995
                                                          ----           ----            ----
Revenues                                               $  78,792         56,017         15,300
                                                       ---------      ---------      ---------

Operating expenses:
    System operations                                     39,596         21,255          4,893
    Selling, general and administrative                   42,255         42,435         11,887
    Depreciation and amortization                         65,112         39,323          6,234
                                                       ---------      ---------      ---------
                Total operating expenses                 146,963        103,013         23,014
                                                       ---------      ---------      ---------
                Operating loss                           (68,171)       (46,996)        (7,714)

Other income (expense):
    Interest income                                        5,546          3,811          2,860
    Interest expense                                     (39,867)       (21,977)       (13,717)
    Equity in losses of affiliates (notes 8 and 9)       (32,037)       (18,612)        (1,369)
    Other income (expense), net (note 8)                     (54)         4,981           (247)
                                                       ---------      ---------      ---------
                Total other income (expense)             (66,412)       (31,797)       (12,473)
                                                       ---------      ---------      ---------
                Loss before income taxes and
                  extraordinary item                    (134,583)       (78,793)       (20,187)

Income tax benefit (note 6)                                   --         28,156          4,285
                                                       ---------      ---------      ---------
                Loss before extraordinary item          (134,583)       (50,637)       (15,902)

Extraordinary item - loss on extinguishment
    of debt, net of tax (note 3)                              --        (10,424)            --
                                                       ---------      ---------      ---------
                Net loss                               $(134,583)       (61,061)       (15,902)
                                                       =========      =========      =========

Loss per common share - basic and diluted:
    Loss before extraordinary item                     $   (6.85)         (2.74)         (1.34)
    Extraordinary item                                                     (.57)            --
                                                       ---------      ---------      ---------
    Net loss                                           $   (6.85)         (3.31)         (1.34)
                                                       =========      =========      =========



See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                       Three years ended December 31, 1997

                        (in thousands, except share data)


                                                               Additional
                                          Common stock           paid-in      Accumulated       Treasury stock
                                       Shares       Amount       capital        deficit      Shares        Amount        Total
                                     ----------   ----------    ----------    ----------   ----------    ----------    ----------
Balance, December 31, 1994           11,109,280   $       11        33,658        (3,588)          --            --    $   30,081
Issuance of common stock for
    minority interest
    acquisitions (note 4)               338,121            1         5,263            --           --            --         5,264

Issuance of common stock for
    acquisitions (note 8)             1,122,730            1        21,999            --           --            --        22,000
Issuance of warrants (note 3)                --           --         4,200            --           --            --         4,200
Exercise of stock options                41,000           --           396            --           --            --           396
Gain on equity  investment, net
    of taxes of $3,318 (note 8)              --           --         5,649            --           --            --         5,649
Net loss                                     --           --            --       (15,902)          --            --       (15,902)
                                     ----------   ----------    ----------    ----------   ----------    ----------    ----------
Balance, December 31, 1995           12,611,131           13        71,165       (19,490)          --            --        51,688
Issuance of common stock for
    acquisitions (note 8)             6,934,040            7       184,840            --      (10,252)         (274)      184,573
Exercise of stock options,
    warrants and other,
    including tax benefit                49,310           --           658            --           --            --           658

Gain on equity  investment,  net
    of taxes of $2,931 (note 8)              --           --         4,989            --           --            --         4,989

Net loss                                     --           --            --       (61,061)          --            --       (61,061)
                                     ----------   ----------    ----------    ----------   ----------    ----------    ----------
Balance, December 31, 1996           19,594,481           20       261,652       (80,551)     (10,252)         (274)      180,847
Issuance of common stock to
    officer (note 5)                     75,000           --           159            --           --            --           159
Issuance of common stock for
    401(k) Plan                          19,046           --            69            --           --            --            69
Acquired shares from escrow                  --           --            --            --       (3,144)          (84)          (84)
Net loss                                     --           --            --      (134,583)          --            --      (134,583)
                                     ----------   ----------    ----------    ----------   ----------    ----------    ----------
Balance, December 31, 1997           19,688,527   $       20       261,880      (215,134)     (13,396)         (358)   $   46,408
                                     ==========   ==========    ==========    ==========   ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Three years ended December 31, 1997

                                 (in thousands)

                                                                                1997           1996           1995
                                                                                ----           ----           ----
Cash flows from operating activities:
    Net loss                                                                  $(134,583)       (61,061)       (15,902)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                            65,112         39,323          6,234
        Deferred income tax benefit                                                  --        (29,240)        (4,285)
        Debt accretion and debt issuance cost amortization                        4,985          4,331          4,467
        Equity in losses of affiliates                                           32,037         18,612          1,369
        Compensation expense related to issuance of common stock                    228             --             --
        Gain on sale of assets                                                       --         (5,279)           (43)
        Extraordinary item - debt extinguishment                                     --          4,253             --
        Changes in operating assets and liabilities, net of acquisitions:
              Subscriber receivables                                              3,194         (2,568)        (2,109)
              Prepaid expenses and other                                            830           (414)          (955)
              Accounts payable, accrued expenses and other
                  liabilities                                                   (13,449)         9,289          4,750
                                                                              ---------      ---------      ---------
                  Net cash used in operating activities                         (41,646)       (22,754)        (6,474)
                                                                              ---------      ---------      ---------

Cash flows from investing activities:
    Investments and advances to affiliates                                           --         (3,050)        (5,426)
    Distributions from affiliates                                                18,749         58,340         10,000
    Proceeds from assets held for sale                                              126         24,139          3,423
    Purchases of systems and equipment                                          (29,402)       (93,298)       (43,151)
    Expenditures for licenses and leased licenses                                  (310)        (2,382)        (2,883)
    Purchases of other investments                                                 (900)            --             --
    Purchases of debt securities                                                     --        (24,550)       (24,120)
    Proceeds from maturities of debt securities                                  19,935         14,250          5,380
    Acquisitions, net of cash acquired                                           (1,622)        (7,618)       (38,723)
    Collection of (investment in) note receivable                                   250             --           (250)
    Other                                                                            --             --           (953)
                                                                              ---------      ---------      ---------
                 Net cash provided by (used in) investing activities              6,826        (34,169)       (96,703)
                                                                              ---------      ---------      ---------


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (in thousands)

                                                                        1997          1996           1995
                                                                        ----          ----           ----
Cash flows from financing activities:
    Proceeds from issuance of common stock and warrants               $     --            --        24,596
    Proceeds from long-term debt                                            --       141,350        95,800
    Payment of debt issuance costs and consent fees                       (597)      (12,973)       (5,948)
    Payments on long-term debt                                              --       (13,017)           --
    Proceeds from other notes payable                                       --         6,700         3,070
    Payments on other notes payable                                     (1,358)       (9,233)       (3,243)
    Other                                                                   --           549            59
                                                                      --------      --------      --------
              Net cash provided by (used in) financing activities       (1,955)      113,376       114,334
                                                                      --------      --------      --------

Net increase (decrease) in cash and cash equivalents                   (36,775)       56,453        11,157
Cash and cash equivalents at beginning of year                          79,596        23,143        11,986
                                                                      --------      --------      --------
Cash and cash equivalents at end of year                              $ 42,821        79,596        23,143
                                                                      ========      ========      ========

Cash paid for interest                                                $ 31,017        14,434         6,362
                                                                      ========      ========      ========


See accompanying notes to consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Three Years Ended December 31, 1997

                  (tables in thousands, except per share data)


(1)  General and Summary of Significant Accounting Policies

     (a)  Description of Business

          Heartland Wireless Communications, Inc. (the "Company") develops, owns and operates wireless cable television systems, primarily in small to mid-size markets located in the central United States. At December 31, 1997, including one operating system and two nonoperating systems managed by the Company, the Company had wireless cable channel rights in 93 markets, comprised of 58 markets in which the Company has systems in operation (the "Existing Systems") and 35 future launch markets in which the Company owns the BTA authorization from the Federal Communications Commission (the "FCC"), has aggregated sufficient wireless cable channel rights to commence construction of a system or has leases with or options from applicants for channel licenses that the Company expects to be granted by the FCC.

          The Company currently operates in one industry segment and generally targets small to mid-size markets with line-of-sight households that are unpassed by traditional hard-wire cable. Many of these households, particularly in rural areas, have limited access to local off-air VHF/UHF channels (such as ABC, NBC, CBS and Fox), and typically do not have access to pay television service except via satellite receivers. As a result, the Company believes that its wireless cable television service is an attractive alternative to existing choices for such households.

          Wireless cable programming is transmitted through the air via microwave frequencies from a transmission facility to a small receiving antenna at each subscriber's location, which generally requires a direct, unobstructed line-of-sight from the transmission facility to the subscriber's receiving antenna, by utilizing up to 198 megahertz ("MHz") of radio spectrum allocated by the FCC. Traditional hard-wire cable systems also transmit signals from a transmission facility, but deliver the signal to a subscriber's location through an extensive network of coaxial cable and amplifiers. Because wireless cable systems do not require such an extensive cable network, wireless cable operators such as the Company can provide subscribers with a high quality picture and a reliable signal resulting in fewer transmission disruptions at a lower system capital cost per installed subscriber than traditional hard-wire cable systems.

          Like traditional hard-wire cable system operators, the Company generally can offer its subscribers local off-air VHF/UHF channels from ABC, NBC, CBS and Fox affiliates and other local independent broadcast stations, as well as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, Discovery, the Nashville Network, A&E and other programming services. The channels that the Company offers in each market will vary depending upon the channel rights secured in such market at the time of system launch and as the Company continues to acquire channel rights.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

          Wireless cable television is a relatively new industry within the highly competitive pay television industry. The Company's cable television systems face or may face competition from several sources, such as traditional hard-wire cable companies, satellite master antenna television systems, direct broadcast satellite and other alternate methods of distributing and receiving television transmissions. As the telecommunications industry continues to evolve, the Company may face additional competition from new providers of entertainment and data services. There can be no assurance that the Company will compete successfully with existing or potential competitors in the pay television industry.

     (b)  Liquidity and Capital Resources

          The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 1997, 1996 and 1995, the Company reported net losses of $134.6 million, $61.1 million and $15.9 million, respectively, and reported net cash used in operating activities of $41.6 million, $22.8 million and $6.5 million, respectively.

          The wireless cable television business is a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. The Company's primary sources of capital have been from the sale of the Company's common stock, debt financing and the sale of wireless cable rights that are not part of the Company's strategic plan. The growth of the Company's business requires substantial investment in capital expenditures for subscriber growth, system development and other uses of the radio spectrum.

          Despite the Company's efforts to conserve capital in 1997, the Company does not expect to generate sufficient cash flow to implement its projected business strategy and service the Company's existing indebtedness in 1998. Accordingly, the continued growth of the Company's subscriber base and the implementation of its projected business strategy is subject to and dependent upon obtaining additional capital on terms and conditions acceptable to the Company and in a timely manner. The Company has retained the investment banking firm of Wasserstein Perella & Co., Inc. as a financial advisor to analyze all options available to finance the Company's projected business plan and service its existing debt. Such financing may include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements, sales of assets including wireless cable systems and channel rights, and/or a recapitalization or restructuring of the Company's current debt and/or equity, including converting part or all of existing indebtedness and/or related interest payments into equity of the Company and/or delaying certain interest payments on the Senior Notes (defined below).


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

          The Company's ability to effect certain financings, asset sales and recapitalizations is limited by the indentures governing its $115.0 million in aggregate principal amount of 13% Series B and C Notes due 2003 (the "13% Notes") and $125.0 million in aggregate principal amount of 14% Senior Notes due 2004 (collectively, the "Senior Notes"), and the agreements governing its issuance of $40.2 million of 9% Convertible Subordinated Discount Notes due 2004. There can be no assurance that the Company will be able to enter into financing arrangements, asset sales or a recapitalization or restructuring in a timely manner and on terms satisfactory to the Company that will be necessary to implement its projected business strategy and service its debt.

          In the event that the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that would allow the Company to continue operating in the normal course of business at least through 1998. More specifically, this plan would include delaying, reducing or eliminating the launch of new systems (including Internet developmental systems), reducing or eliminating new subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

     (c)  Principles of Consolidation

          The consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. Investments in 20% to 50% owned affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method. All significant intercompany balances and transactions have been eliminated in consolidation.

     (d)  Investments in Securities

          Investments in debt securities at December 31, 1997 consist of U.S. Treasury Notes which mature periodically through April 15, 1998. Such securities are restricted as to the payment of interest under the 13% and 14% Senior Notes as described in note 3. The Company has the ability and intent to hold these investments until maturity and, accordingly, has classified these investments as held-to-maturity investments at December 31, 1997 and 1996. Held-to-maturity investments are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investment as an adjustment to yield using the effective interest method. A decline in the market value of the Company's investments below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment security is established. As of December 31, 1997, no such impairment has occurred. As of December 31, 1997 and 1996, gross unrealized gains and losses related to the Company's investments




                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


          in debt securities were not material. Dividend and interest income are recognized when earned.

          The Company has other restricted investment securities classified as both current and noncurrent at December 31, 1997 consisting primarily of certificates of deposits representing collateral securing various outstanding letters of credit to certain vendors of the Company. These securities are carried at cost, which approximates fair value.

     (e)  Systems and Equipment

          Systems and equipment are recorded at cost and include the cost of transmission equipment as well as subscriber installations. In the third quarter of 1995, the Company changed, effective January 1, 1995, its method of accounting for the direct costs and installation fees related to subscriber installations to achieve a better matching of its revenues and expenses. Pursuant to the change, the Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and overhead charges, and direct commissions. Such capitalized costs are amortized on a subscriber-by-subscriber basis over the useful life of the asset (presently seven years) for the recoverable portion of such costs and the estimated average subscription term (presently three years) for the non-recoverable portion of such costs. Any unamortized balance of the non-recoverable portion of the cost of a subscriber installation becomes fully depreciated upon subscriber disconnect and the related cost and accumulated depreciation are removed from the balance sheet.

          Prior to the accounting change, the Company's policy was to expense all direct commissions associated with subscriber installations and to recognize as revenue all installation fees to the extent of selling costs (including direct commissions) incurred to obtain subscribers. Historically, such selling costs have exceeded installation fees. In addition, upon subscriber disconnect, the Company continued to depreciate the full capitalized installation cost subsequent to the disconnection. The Company has not presented the cumulative effect of the change in accounting because the effect of this change on periods prior to January 1, 1995 was not material. In addition, the results of operations for any prior annual period would not differ materially from results under the new method of accounting. The effect of this change on the results of operations for the year ended December 31, 1995 was to decrease net loss by approximately $1.1 million ($.09 per basic common share).

          The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in operations. Upon installation and when the asset is ready for its intended use, depreciation and amortization of systems and equipment is recorded on a straight-line basis for financial reporting purposes over the estimated useful lives ranging from three to 20 years. Repair and maintenance costs are charged to expense when incurred, while renewals and betterments are capitalized.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


          In the third quarter of 1997 and the fourth quarter of 1996, the Company reduced its estimates of the useful lives of the nonrecoverable portion of subscriber installation costs. The amortization period related to the nonrecoverable portion of subscriber installation costs was reduced from six years to four years in the fourth quarter of 1996 and from four years to three years in the third quarter of 1997 to correspond to the Company's estimate of its average subscription term. The effect of this change in estimate was to increase 1997 and 1996 depreciation expense by $1.2 million and $2.9 million, respectively, and increase 1997 and 1996 net loss by $1.2 million and $1.9 million ($.04 and $.10 per basic common share), respectively.

          In the third quarter of 1997, the Company charged operations for $6.1 million related to the write-off of installed subscriber equipment for lost subscribers which was deemed unrecoverable and $1.7 million related to the write-off of obsolete subscriber equipment that was not available for future use.

          Equipment awaiting installation consists primarily of accessories, parts and supplies for subscriber installations and is stated at the lower of average cost or market.

     (f)  License and Leased License Investment

          License and leased license investment includes costs incurred to acquire and/or develop wireless cable channel rights. Costs incurred to acquire channel rights issued by the FCC are deferred and amortized ratably over an estimated useful life of 15 years beginning with inception of service in each respective market. As of December 31, 1997, approximately $30.2 million of the license and leased license investment was not yet subject to amortization.

          In the fourth quarter of 1996, the Company reduced its estimate of the useful life of license and leased license investment from 20 years to 15 years. The effect of this change in estimate was to increase 1996 amortization expense by $400,000 and increase 1996 net loss by $260,000 ($.01 per basic common share).

     (g)  Excess of Cost over Fair Value of Net Assets Acquired

          The excess of cost over fair value of net assets acquired is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of excess of




                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


          cost over fair value of net assets acquired will be impacted if estimated future operating cash flows are not achieved. At December 31, 1997 no such impairment existed.

          In the fourth quarter of 1996, the Company reduced its estimate of the useful life of its excess of cost over fair value of net assets acquired from 20 years to 15 years. The effect of this change in estimate was to increase 1996 amortization expense by $100,000 and increase 1996 net loss by $65,000 (no material effect on a per basic common share basis).

     (h)  Long-Lived Assets

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

          The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing, interference issues or competition. As a result, the carrying amounts of long-lived assets, including excess of cost over fair value of net assets acquired, could be reduced by amounts which would be material to the consolidated financial statements.

     (i)  Investments in Affiliated Companies

          Investments in the common stock of two affiliated companies are accounted for by the equity method. The excess of cost of the stock of those affiliates over the Company's share of their net assets at the acquisition date is being amortized on a straight-line basis over 15 years.

     (j)  Revenue Recognition

          Revenues from subscribers are recognized as service is provided. Amounts paid in advance are recorded as deferred revenue.

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

     (k)  System Operations

          System operations expenses consist principally of programming fees, channel lease costs, tower rental and other costs of providing services.

     (l)  Income Taxes

          The Company utilizes the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (m)  Sales of Subsidiary and Affiliate Stock

          Gains and losses from the sales of capital stock by the Company's majority-owned subsidiaries and affiliates accounted for using the equity method are recognized as equity transactions in consolidation.

     (n)  Net Loss Per Common Share - Basic and Diluted

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share under APB 15 and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. All prior period loss per share amounts have been restated in accordance with this Statement.

          Net loss per common basic and diluted share is based on the net loss applicable to common stock divided by the weighted average number of common shares outstanding of 19,649,000, 18,473,000 and 11,866,000 for the years ended December 31, 1997, 1996 and 1995, respectively.



                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


          At December 31, 1997, the Company has 1,357,000 outstanding options at a weighted-average exercise price per share of $6.42 (note 5), 600,000 warrants to purchase an equal number of shares of common stock at an exercise price of $19.525 per share (note 3), and notes which are convertible into common stock of the Company at $15.34 per share (note
          3). The potentially dilutive effect of these securities has not been considered in the computation of diluted net loss per common share since their effect would be antidilutive.

     (o)  Statements of Cash Flows

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds, certificates of deposit, overnight repurchase agreements and other investment securities.

          During the year ended December 31, 1997, the Company entered into capital lease agreements of $1.0 million. During the year ended December 31, 1996, the Company entered into capital leases and a noncompetition agreement of $676,000 and $750,000, respectively. During the year ended December 31, 1995, the Company entered into capital leases and noncompetition agreements of $872,000 and $315,000, respectively.

     (p)  Stock Option Plans

          Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income
          (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

     (q)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


          statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (r)  Concentrations of Credit Risk and Accounts Receivable

          The Company's subscribers are primarily residential subscribers that are concentrated in the central United States. A significant portion of the Company's accounts receivable is due from these subscribers. The Company has subscriber receivables which are past due. However, in the opinion of management of the Company, the allowance for doubtful accounts is adequate and subscriber receivables are presented at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific subscribers, historical trends and other information.

     (s)  Other Assets

          At December 31, 1997 and 1996, other assets consists principally of debt issuance costs related to the issuance of the Company's long-term debt. Such costs include legal, accounting, underwriting and printing costs and are being amortized using the straight-line method over the term of the related indebtedness, which method approximates the effective interest method.

     (t)  Reclassifications

          Certain prior year balances have been reclassified to conform to the current year presentation.

(2)  Systems and Equipment

     Systems and equipment consists of the following at December 31, 1997 and 1996:

                                                           1997         1996
                                                         --------     --------
Equipment awaiting installation                          $  5,812       14,114
Subscriber premises equipment and installation costs      102,892       98,290
Transmission equipment and system construction costs       45,961       43,309
Office furniture and equipment                              8,811        6,858
Buildings and leasehold improvements                        1,786        1,603
                                                         --------     --------
                                                          165,262      164,174
Accumulated depreciation and amortization                  42,609       18,377
                                                         --------     --------
                                                         $122,653      145,797
                                                         ========     ========


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


(3)    Long-term Debt

       Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                     1997            1996
                                                                     ----            ----
           Convertible Notes                                      $   52,678         48,239
           13% Senior Notes                                          112,111        111,565
           14% Senior Notes                                          125,000        125,000
           Other notes payable                                        18,407         18,734
                                                                   ---------       --------
                                                                     308,196        303,538
           Less current portion                                        1,358          1,188
                                                                   ---------       --------
                                                                   $ 306,838        302,350
                                                                   =========       ========

     Convertible Notes

     On November 30, 1994, the Company consummated the private placement of $40.1 million in gross proceeds of 9% Convertible Subordinated Discount Notes (the "Convertible Notes") pursuant to the terms of a Note Purchase Agreement. The Convertible Notes accrete at a rate of 9% compounded semiannually, to an aggregate principal amount of $62.4 million at November 30, 1999. Thereafter, interest accrues at the rate of 9% per annum and is payable semiannually from November 30, 1999 or earlier upon the occurrence of a Material Default (as defined in the Note Purchase Agreement). The Convertible Notes mature on November 1, 2004 and are subordinated as to all existing and future indebtedness of the Company other than indebtedness that is expressly subordinated to the Convertible Notes.

     At the option of the holders, the Convertible Notes are convertible into common stock of the Company at $15.34 per share (the "Conversion Price"). The Convertible Notes are redeemable at the option of the Company at any time on or after November 30, 1999 at 100% of the principal amount at maturity plus accrued and unpaid interest. However, such redemption right is only available if the market price of the Company's common stock exceeds 150% of the Conversion Price for a specified trading period.

     13% Senior Notes

     In April 1995, the Company consummated a private placement of 100,000 units consisting of $100.0 million aggregate principal amount of 13% Senior Notes due 2003 (the "13% Senior Notes") and 600,000 warrants to purchase an equal number of shares of common stock at an exercise price of $19.525 per share. The warrants are exercisable beginning April 1996 and terminate in April 2000. For financial reporting purposes, the warrants were valued at $4.2 million. In March 1996, the Company consummated a private placement of an additional $15.0 million aggregate principal amount of 13% Senior Notes. The 13% Senior Notes are redeemable,


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

     in whole or in part, at the option of the Company at any time on or after April 15, 1999 at redemption prices ranging from 105.6% to 100% of par. Interest on the 13% Senior Notes is payable semiannually on April 15 and October 15 of each year.

     In October 1995, by consent of certain bond holders and through the execution of a supplemental indenture, certain provisions, definitions and covenants were amended to permit the Company to consummate the Wireless One Transaction, the CableMaxx, AWS and Technivision Acquisitions and the CS Wireless Transaction (as hereinafter defined). The Company paid an aggregate of $955,000 to consenting holders in October 1995.

     In October 1996, by consent of certain bond holders and execution of a supplemental indenture, certain covenants and definitions were amended to provide for the issuance of the 14% Senior Notes discussed below. The Company paid each consenting holder $60 for each $1,000 principal amount of 13% Senior Notes held by such holder.

     As a result of a substantive modification of the terms of the debt and due to the amount of consent fees paid for financial reporting purposes, the 13% Senior Notes have been treated as extinguished and reissued (at their estimated fair value) upon the consummation of the offering of the 14% Senior Notes. The write-off of debt issuance costs of $5.3 million, the consent payments, certain other costs of $7.3 million, and a fair value adjustment of $1.1 million related to the 13% Senior Notes have been recorded as an extraordinary loss of $11.5 million, net of tax of $1.1 million.

     14% Senior Notes

     In December 1996, the Company consummated a private placement of $125.0 million of 14% Senior Notes due 2004 (the "14% Senior Notes"). The 14% Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 15, 2002 at redemption prices ranging from 102.333% to 100% of par. Interest on the 14% Senior Notes is payable semiannually on April 15 and October 15 of each year. The Company placed $22.0 million of the net proceeds realized from the sale of the 14% Senior Notes into an escrow account for the payment of the first three interest payments on the 14% Senior Notes. The amounts placed in the escrow account have been invested in U.S. Treasury Notes, which mature periodically through April 15, 1998. As of December 31, 1997, the escrow account amounted to $8.0 million.

     On April 10, 1997, the Company consummated the exchange of $125.0 million aggregate principal amount of 14% Series B Senior Notes due 2004 for $125.0 million aggregate principal amount of 14% Senior Notes containing identical terms, except that the 14% Senior Notes are registered under the Securities Act of 1933, as amended.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

     Other Notes Payable

     Other notes payable at December 31, 1997 and 1996 includes $15.8 million relating to the acquisition of certain basic trading areas ("BTAs"). In March 1996, the FCC concluded an auction (the "BTA Auction") for the award of initial commercial wireless cable licenses for BTAs. The Company acquired 93 BTAs for approximately $19.8 million. The Company remitted a $1.0 million deposit at the commencement of the BTA Auction and qualified as a "small business" for purposes of the BTA Auction. Subsequently, only 20% of the total committed amount (less the $1.0 million deposit), or approximately $3.0 million was remitted. The remaining 80% of the committed amount, or approximately $15.8 million, bears interest at 9.5% to be paid over a 10-year period that began in the fourth quarter of 1996. The Company is required to make quarterly interest payments for the first two years and quarterly principal and interest payments over the remaining eight years.

     The Company and CS Wireless Systems, Inc. ("CS Wireless") entered into a lease and purchase option agreement for 10 BTAs and portions of four additional BTAs (collectively, the "Leased BTAs") that were awarded to the Company at a total cost of approximately $5.2 million. Under this agreement, CS has reimbursed the Company, and will continue to reimburse the Company, for all amounts paid by the Company to the FCC for the Leased BTAs. As of December 31, 1997, CS Wireless has reimbursed the Company approximately $1.3 million. The remaining amount owed to the Company of $3.5 million has been included in the investment in affiliates balance at December 31, 1997.

     In September 1997, the Company entered into lease and purchase option agreements with CS Wireless and People's Choice TV Corp. ("PCTV") for two BTAs (the "Additional Leased BTAs"). Under these agreements, CS Wireless and/or PCTV have reimbursed the Company, and will continue to reimburse the Company, for all amounts paid by the Company to the FCC for the Additional Leased BTAs. The remaining amount owed to the Company of $400,000 has been included in the other assets balance at December 31, 1997.

     The Senior Notes and Convertible Notes contain covenants that, among other things, prohibit or limit the ability of the Company and its subsidiaries to pay dividends, sell or lease channel rights, make certain acquisitions and incur certain indebtedness.

     As discussed in note 1(b), the Company is currently highly leveraged, and it expects to continue to maintain a high level of debt for the foreseeable future. The Company will be required to generate substantial operating cash flow to fund future growth and to service and repay its existing indebtedness. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business, financing, competitive and other factors, some of which are beyond the control of the Company.

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

     Aggregate maturities of long-term debt as of December 31, 1997 for the five years ending December 31, 2002 are as follows: 1998 - $1.4 million; 1999 - $2.4 million; 2000 - $1.8 million; 2001 - $2.0 million and 2002 - $2.0 million.

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

     In March 1995, the Company issued 338,121 registered shares of common stock in exchange for minority interests in 23 subsidiaries (20 of which became wholly-owned). The acquisitions of the minority interests were accounted for using the purchase method of accounting. For financial reporting purposes, the total purchase price was approximately $5.3 million, including out-of-pocket expenses of approximately $500,000. A deferred tax liability of approximately $1.4 million was recorded for differences between the assigned values and the tax bases of assets and liabilities recognized in the acquisitions of the minority interests. A corresponding amount has been recorded as excess of cost over fair value of net assets acquired.

(5)  Stockholders' Equity

     (a)  Stock Options

          In May 1996, the Company amended the 1994 Employee Stock Option Plan which provides for the granting of options to purchase a maximum of 1,950,000 shares of common stock. Options may be granted to employees at exercise prices of not less than 100% of the fair market value of the common stock on the date of grant. Options typically vest over a five-year period (although options granted to certain employees were 40% vested upon grant and vest an additional 20% per year over a three-year period) and expire at the end of option periods of not more than seven years.

          The Company's 1994 Stock Option Plan for Non-Employee Directors provides for the granting of options to purchase a maximum of 50,000 shares of common stock. Generally, each non-employee director will be granted on an annual basis an option to acquire 2,000 shares of common stock at exercise prices equal to the quoted price of the common stock on the date of grant. Options granted generally become exercisable in 25% cumulative annual installments beginning one year from the date of grant and expire at the end of option periods of not more than seven years.

          At December 31, 1997, there were 562,133 additional shares available for grant under the plans. The per share weighted average fair value of stock options granted during fiscal years


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

          1997, 1996 and 1995 was $1.70, $10.82 and $11.71, respectively, on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                        1997       1996         1995
                                                                        ----       ----         ----
                       Expected dividend yield                              0%          0%           0%
                       Stock price volatility                              80%         36%          36%
                       Risk-free interest rate                            6.0%        6.5%        6.75%
                       Expected option term                            5 years     5 years      5 years

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                    1997            1996            1995
                                                    ----            ----            ----
Net loss available for common shareholders:
    As reported                                 $  (134,583)       (61,061)       (15,902)
    Pro forma                                      (137,126)       (64,349)       (17,192)

Net loss per share:
    As reported - basic and diluted             $     (6.85)         (3.31)         (1.34)
    Pro forma - basic and diluted                     (6.98)         (3.48)         (1.45)

          Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three to five years and compensation cost for options granted prior to January 1, 1995 is not considered.



                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


          A summary of option activity during 1995, 1996 and 1997 follows:

                                     Number   Weighted average
                                   of options  exercise price
                                   ----------  --------------
Outstanding at December 31, 1994        413      $   10.55
   Granted                              371          16.73
   Exercised                            (41)         10.50
                                     ------
Outstanding at December 31, 1995        743          13.64
   Granted                              514          25.09
   Exercised                            (40)         10.50
   Cancelled                            (16)         24.41
                                     ------
Outstanding at December 31, 1996      1,201          18.50
   Granted                              867           2.49
   Cancelled                           (711)         22.03
                                     ------
Outstanding at December 31, 1997      1,357           6.42
                                     ======

          The following table summarizes information about stock options outstanding at December 31, 1997:

                                                  Options Outstanding                          Options Exercisable
                                 ---------------------------------------------------      -----------------------------
                                    Number        Weighted-Average       Weighted-            Number        Weighted-
                 Range of         Outstanding        Remaining            Average          Exercisable       Average
             Exercise Prices      at 12/31/97     Contractual Life    Exercise Price       at 12/31/97   Exercise Price
             ---------------     -------------   ------------------   --------------      ------------   --------------
             $1.9375 to $3.1875          789      6.3 years              $   2.18              44       $   2.07
             $9.375 to $14.25            556      3.7                       12.07             503          11.97
             $22.125 to $29.25            12      4.7                       23.40               5          22.97
                                       -----                                                -----
             $1.9375 to $29.25         1,357      5.2                        6.42             552          11.27
                                       =====                                                =====

          At December 31, 1996 and 1995, the number of options exercisable and the weighted average exercise prices of those options were 396,200 and 279,800 and $12.51 and $11.71, respectively.

     (b)  Common Stock to Officer

          In April 1997 the Company issued 75,000 shares of common stock to an officer of the Company. The quoted market price at the grant date of the award has been expensed in the accompanying consolidated financial statements.

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


(6)  Income Taxes

     In addition to the income tax benefit related to continuing operations of $28.2 million and $4.3 million for the years ended December 31, 1996 and 1995, respectively, deferred income tax benefits of $1.1 million and $110,000 were allocated to the extraordinary item and stockholders' equity, respectively, for the year ended December 31, 1996.

     Income tax benefit for the years ended December 31, 1997, 1996 and 1995 differed from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as a result of the following:

                                         1997           1996          1995
                                         ----           ----          ----
Computed "expected" tax benefit        $(47,104)      (27,578)       (7,065)
     Amortization of goodwill               738           521           104
     Loss for which no tax benefit
       was recognized                    49,058            --         3,190
     Other                               (2,692)       (1,099)         (514)
                                       --------      --------      --------
                                       $     --       (28,156)       (4,285)
                                       ========      ========      ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                          1997          1996
                                                          ----          ----
Deferred tax assets:
     Net operating loss carryforwards                  $ 61,555        25,200
     Investments in affiliates                            9,303           263
     Subscriber receivables                                  96         1,970
     Debt restructuring                                   1,172         1,574
     Systems and equipment                                3,543            --
     Other                                                1,091           124
                                                       --------      --------
              Total gross deferred tax assets            76,760        29,131
     Less valuation allowance                           (68,697)      (20,011)
                                                       --------      --------
              Net deferred tax assets                     8,063         9,120
                                                       --------      --------

Deferred tax liabilities:
     License and leased license investment               (8,063)       (8,308)
     Systems and equipment                                   --          (812)
                                                       --------      --------
              Total gross deferred tax liabilities       (8,063)       (9,120)
                                                       --------      --------
              Net deferred tax liability               $     --            --
                                                       ========      ========

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


     The net changes in the total valuation allowance for the years ended December 31, 1997, 1996 and 1995 were increases of $48.6 million, $16.0 million and $3.2 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, the Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences.

     As of December 31, 1997, the Company has approximately $172.0 million of federal income tax loss carryforwards which expire in years 2013 through 2017. The Company estimates that approximately $38.0 million of the above carryforwards relate to various acquisitions and are subject to certain limitations.

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

     Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

     payments upon grant of the channel rights. Channel rights lease expense was $3.6 million, $3.3 million and $2.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company also has certain other operating leases for office space, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was $3.4 million, $3.5 million and $436,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum lease payments due under channel rights leases and other noncancellable operating leases at December 31, 1997 are as follows (in thousands):

                                                   Channel             Other
                Year ending                        rights            operating
                December 31,                       leases              leases
                ------------                       ------              ------
                1998                               $ 2,866           $ 3,479
                1999                                 2,896             3,071
                2000                                 2,907             1,198
                2001                                 2,717               554
                2002                                 1,959               359


(8)  Acquisitions/Dispositions

     (a)  RuralVision Joint Venture

          In January 1995, the Company, Cross Country Wireless, Inc. ("Cross Country") and RuralVision Joint Venture entered into the Venture Distribution Agreement, as a result of which the Company (i) paid an additional $4.3 million in satisfaction of 50% of the remaining balance of the RuralVision Note, (originally a $46.0 million note bearing interest at the rate at 8% per annum) (ii) paid $513,000 in satisfaction of 50% of the remaining balance of certain liabilities which RuralVision Joint Venture had assumed, (iii) paid transaction costs of $592,000, and (iv) received a distribution from RuralVision Joint Venture of an operating wireless cable system and wireless cable channel rights in 36 markets with a carrying amount of approximately $17.4 million. As part of this transaction, the Company granted to Cross Country the right to sell certain remaining RuralVision Joint Venture assets to the Company for $3.3 million in May 1995. Cross Country subsequently exercised its right to sell these assets to the Company and, as a consequence, the Company acquired such markets. In addition, in May 1995, the Company ceased to be a joint venturer in RuralVision Joint Venture.

          In connection with the Company's allocation of the purchase price of the acquisition in December 1994, the Company identified wireless cable channel rights in certain markets which management expected to sell and classified $12.5 million of such assets as assets held


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

          for sale. Based on management's analysis of additional assets to be sold that were included in the assets distributed to the Company as part of the January 27, 1995 Venture Distribution Agreement, the assets held for sale increased to $21.5 million. During 1995, losses of $265,000 (consisting primarily of rental expense under channel rights lease agreements) related to the assets held for sale were excluded from the statement of operations and accounted for as an adjustment to the carrying amount of assets held for sale. The Company received cash and notes of approximately $11.0 million and $2.2 million during 1995 and 1996, respectively, related to the assets held for sale. The remaining portion of assets originally classified as held for sale has been allocated to the net assets of the respective markets based on management's decision to retain such markets.

     (b)  Wireless One Transaction

          In October 1995, the Company contributed certain assets and related liabilities with respect to two operating wireless cable systems and certain other wireless cable markets in Texas, Louisiana, Alabama, Georgia and Florida to Wireless One, Inc. ("Wireless One") for consideration consisting of approximately 35% of the outstanding common stock of Wireless One and approximately $10.0 million of notes (the "Wireless One Transaction"). In October 1995, Wireless One completed an initial public offering of 3,000,000 shares of its common stock and, concurrently therewith, consummated the sale of $150.0 million in gross proceeds of 13% Senior Notes due 2003. As a result and pursuant to the merger agreement, Wireless One repaid the $10.0 million of notes from the proceeds of the offerings. As a result of the initial public offering of Wireless One, the Company's investment in Wireless One increased approximately $9.0 million and its ownership interest decreased to approximately 26%. Such increase (net of tax of $3.3 million has been recorded by the Company as additional paid-in capital in the accompanying consolidated statement of stockholders' equity. During 1996, Wireless One completed additional equity transactions which increased the Company's investment in Wireless One by $7.9 million and decreased its ownership interest to approximately 20%. Such increase (net of tax of $2.9 million) has been recorded by the Company as additional paid-in capital in the accompanying consolidated statement of stockholders' equity.

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


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

          The CableMaxx, AWS and Technivision Acquisitions were accounted for as a purchase. The aggregate purchase price of approximately $190.0 million has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 15 years.

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

          In connection with the CS Wireless Transaction, the Company received
          (i) shares of CS Wireless common stock constituting approximately 35% of the outstanding shares of CS Wireless common stock, (ii) approximately $28.3 million in cash paid at closing, (iii) a promissory note in the principal sum of $25.0 million payable on or before nine months from the closing and secured by proceeds of a contemplated issuance by CS Wireless of senior discount notes (which note has been repaid) and (iv) a promissory note in the amount of $15.0 million (the "CS Wireless Note") payable ten years from closing and prepayable from asset sales and certain other events. The interest rate on the CS Wireless Note increases from 10% to 15% if such note is not repaid within one year of issuance, with interest accruing and added to the balance annually. During 1997, CS Wireless made a payment on the CS Wireless Note of approximately $15.0 million in cash as a result of the sale by CS Wireless of certain wireless cable assets in several markets in Georgia.

          The CS Wireless transaction involved certain post-closing net working capital calculations. Components of such calculations included the relative accounts payable, accounts receivable and related working capital assets of the contributed systems, the number of granted channels represented and actually contributed to CS Wireless for each market, the amount of any increase or decrease in the number of subscribers in each contributed system from the number of subscribers stated in the CS Wireless Participation Agreement and related factors. On November 8, 1996, CS Wireless made an initial payment of $5.0 million in cash to the Company that was applied to the final amount owed to the Company pursuant to the CS Wireless Transaction. In September 1997, the Company, CAI and CS Wireless completed the post-closing adjustments. The Company received approximately 257,000 shares of newly issued common stock of CS Wireless in connection with these adjustments.

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


     (e)  Other Acquisitions/Dispositions

          In May 1995, the Company purchased an operating wireless cable system in the Lubbock, Texas market for approximately $5.4 million in cash and wireless cable channel rights in the Tulsa, Oklahoma market for approximately $2.0 million in cash and forgiveness of a $2.0 million note receivable.

          In July 1995, the Company privately placed 1,029,707 shares of its common stock to RuralVision Joint Venture in exchange for $20.0 million in cash. Immediately subsequent to the issuance of the shares to RuralVision Joint Venture, the Company acquired substantially all of the remaining assets of RuralVision Joint Venture, consisting primarily of wireless cable systems located in Lykens, Ohio; Paragould, Arkansas; Sikeston, Missouri and channel rights in additional markets located in five states for $20.0 million in cash (the "Cross Country Acquisition").

          In January 1996, the Company acquired an operating wireless cable television system in Champaign, Illinois for approximately $2.1 million in cash and sold two nonoperating wireless cable markets for approximately $2.2 million in cash. No gain or loss was recognized on the sale of the two nonoperating markets.

          In May 1996, the Company consummated the sale of the Memphis and Flippin, Tennessee wireless cable markets for approximately $5.4 million in cash, resulting in a gain of $400,000 related to the sale of the Flippin market. No gain or loss was recognized on the sale of the Memphis market.

          In June 1996, the Company sold the wireless cable channel rights in Los Angeles, California for approximately $9.0 million in cash at closing and $750,000 in notes and deferred payments. The notes and deferred payments were paid subsequent to December 31, 1996. No gain or loss was recognized on the sale of the Los Angeles wireless cable channel rights.

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

          In August 1996, the Company acquired an operating wireless cable system in Gainesville/Rosston, Texas for approximately $1.0 million in cash and $1.4 million in notes secured by the assets acquired.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

          In January 1997, the Company acquired two operating wireless cable television systems in Woodward and Watonga, Oklahoma for approximately $1.6 million in cash and $150,000 in escrowed cash.

          In April 1997, the Company consummated an exchange with American Telecasting Inc. of wireless cable channel rights and related assets in South Dakota and Florida for wireless cable channel rights and related assets in Michigan and Illinois. No gain or loss was recorded in connection with the exchange.

          In September 1997, the Company sold a 39% equity interest in Television Interactiva del Norte, S.A. de C.V. ("Telinor") for approximately $915,000 to CS Wireless. In addition, the Company sold to CS Wireless two promissory notes payable by Telinor for approximately $2.6 million representing principal and accrued interest payable under such notes. Following this transaction, the Company retained a 10% equity interest in Telinor.

          All acquisitions have been accounted for as purchases, and operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

          The Company allocated the purchase prices of the acquisitions consummated in 1997, 1996 and 1995 discussed above to the assets acquired and liabilities assumed based on estimated fair values of such assets and liabilities as follows:

                                           1997        1996          1995
                                          -------     -------      -------
Working capital (deficit)                 $    10     (19,790)         858
Assets held for sale                           --      11,819           --
Systems and equipment                       1,241      19,489        6,784
License and leased license investment
     and goodwill                             371      88,292       43,856
Deferred income taxes                          --     (24,851)      (1,404)
                                          -------     -------      -------
         Total purchase price             $ 1,622      74,959       50,094
                                          =======     =======      =======

     (f)  Pro Forma Information (Unaudited)

          The Company made various acquisitions during the year ended December 31, 1997, none of which had a material effect on the Company's financial position or results of operations. Pro forma disclosure relating to these 1997 acquisitions/transactions is not presented, as the impact is immaterial to the Company.

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

                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                                      1996               1995
                                                                                      ----               ----
                       Revenues                                                     $ 58,353            16,584

                       Net loss                                                      (82,594)          (17,546)

                       Net loss per basic and diluted common share                     (4.17)            (1.40)

(9)  Investments in Affiliates

     Investments in affiliates consists of approximately 20% of the outstanding common stock of Wireless One and approximately 36% of the outstanding common stock of CS Wireless. Wireless One and CS Wireless develop, own and operate wireless cable television systems primarily in the southeast and central United States, respectively. The unamortized portion of the difference between the Company's investment in CS Wireless and the Company's share of net assets of CS Wireless was $6.7 million and $7.2 million at December 31, 1997 and 1996, respectively. Such amount is being amortized over 15 years based on CS Wireless' estimated useful life of license and leased license investment. As of December 31, 1997, the Company's investment in and related advances to CS Wireless includes amounts due to the Company from CS Wireless for certain BTAs in the amount of $3.5 million (see note 3).


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

     Summary combined financial information for Wireless One and CS Wireless as of and for the years ended December 31, 1997 and 1996 follows:

                                           1997                 1996
                                         ---------           ---------
          Current assets                 $ 120,283             241,560
          Current liabilities               25,358              30,071
                                         ---------           ---------

          Working capital                   94,925             211,489

          Systems and equipment            160,618             125,592
          Other assets                     407,389             442,694
          Long-term debt                  (604,489)            572,345
                                         ---------           ---------


          Stockholders' equity           $  53,243             195,501
                                         =========           =========

          Revenues                       $  61,500              34,103
                                         =========           =========

          Net loss                       $ 141,705              68,197
                                         =========           =========

(10) Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following at December 31, 1997 and 1996:

                                                      1997             1996
                                                    -------          -------
          Accrued interest                          $ 6,873            4,165
          Accrued programming                         2,937            4,507
          Accrued property taxes                      1,110              729
          Accrued sales taxes                         1,056              328
          Other accrued expenses and other
               liabilities                            5,144            5,328
                                                    -------          -------
                                                    $17,120           15,057
                                                    =======          =======

(11) Related Party Transactions

     The Company leases office space from entities owned by certain current and former officers and directors of the Company for which the expense amounted to approximately $171,000 in 1997, $187,000 in 1996 and $66,000 in 1995.

     The Company paid and/or accrued $181,000 in 1997, $97,000 in 1996 and $52,000 in 1995 to an affiliate of a former officer and director of the Company for certain administrative services. During 1995, an entity owned by a former director of the Company was paid $44,000 for certain


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

     marketing services. The Company paid $57,000 in 1995 to an entity owned by a former director for certain consulting services.

     In 1996, in exchange for the delivery of certain equipment and receipt of a promissory note in the principal amount of $400,000, the Company acquired a 10% interest in a limited liability company formed to acquire and operate wireless cable channel rights and operating systems in Chile. An affiliate of a former employee of the company holds a 22% interest in such limited liability company.

     In 1996, the Company purchased a paging franchise and related equipment for intracompany use from an entity owned by certain current and former directors and officers of the Company for $123,000.

     In 1997, the Company, CS Wireless, Wireless One and CAI Wireless Systems, Inc. formed Wireless Enterprises, LLC ("Wireless Enterprises"). Wireless Enterprises is a programming cooperative that negotiates programming and marketing services with suppliers of programming. In 1997, the Company paid approximately $15.5 million to Wireless Enterprises as reimbursement of programming expenses and for other administrative services.

(12) Commitments and Contingencies

     The Company has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums.

     The Company is a party to legal proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration for amounts recorded in the accompanying consolidated financial statements, the ultimate effects of such matters are not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or operating results.


                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)

(13) Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties:

                                                                1997                                     1996
                                                   -----------------------------             ---------------------------
                                                    Carrying              Fair               Carrying             Fair
                                                     amount               value               amount              value
                                                   ---------              ------              ------              ------
          Restricted assets - investments
             in U.S. Treasury securities           $  10,333              10,194              30,007              28,802
          Note receivable from affiliate               2,069               2,069              16,275              16,275
          13% and 14% Senior Notes                  (237,111)            (83,250)           (236,565)           (236,565)
          Convertible Notes and other
             notes payable                           (71,085)            (23,500)            (66,973)            (66,973)

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and cash equivalents, accounts receivable and accounts payable:
          The carrying amounts of these assets and liabilities approximate fair value because of the short maturity of these instruments.

          Investments in U.S. Treasury securities: The fair values of debt securities are based on quoted market prices at the reporting date for those investments.

          Note receivable from affiliates: The carrying amount of this asset approximates fair value since the interest rates equate to market rate of interest.

          13% and 14% Senior Notes: The fair values of the Company's 13% and 14% Senior Notes are based on market quotes obtained from dealers.

          Convertible Notes and other notes payable: The fair values of the Company's Convertible Notes and other notes payable are based on management's estimate derived from market quotes obtained from dealers on the Company's 13% and 14% Senior Notes.

                                                                     (Continued)

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (tables in thousands, except per share data)


(14) Quarterly Financial Data (Unaudited)

     The following tables present unaudited financial data of the Company for each quarter of fiscal years 1997 and 1996.

                                                    March 31       June 30       September 30      December 31
                                                    --------       -------       ------------      -----------
         Year ended December 31, 1997:
            Revenues                                $ 19,185        19,741          19,890             19,976
            Operating loss                           (11,067)      (19,098)        (25,053)           (12,953)
            Net loss                                 (27,573)      (35,791)        (41,847)           (29,372)
            Net loss per common share -
              basic and diluted                       (1.41)        (1.82)           (2.13)             (1.49)

     During the third quarter of 1997 the Company recorded a nonrecurring noncash charge to depreciation expense which included (i) $6.1 million related to subscriber equipment determined by the Company to be unrecoverable upon completion of its equipment recovery program; (ii) $1.7 million related to a write-off of obsolete subscriber equipment; and (iii) $1.2 million resulting from the Company's reduction of its estimate for the useful lives of the nonrecoverable portion of subscriber installation costs from four to three years.

                                                       March 31      June 30       September 30       December 31
                                                       --------      -------       ------------       -----------
         Year ended December 31, 1996:
            Revenues                                    $ 9,512       13,801          15,651             17,053
            Operating loss                               (3,410)      (5,644)         (7,176)           (30,766)
            Loss before extraordinary item               (8,244)     (10,404)         (5,443)           (26,546)
            Net loss                                     (8,244)     (10,404)         (5,443)           (36,970)
            Loss per basic and diluted share
              before extraordinary item                   (.54)        (.54)            (.28)             (1.36)
            Net loss per common share -
              basic and diluted                           (.54)        (.54)            (.28)             (1.89)

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


                                                                     (Continued)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                    HEARTLAND WIRELESS COMMUNICATIONS, INC.

                                    By:            /s/ C. D. McHenry
                                       --------------------------------------
                                                  Carroll D. McHenry
                                                Chairman of the Board,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 27th day of March, 1998, by the following persons in the capacities indicated:

                      SIGNATURE                                     TITLE
                      ---------                                     -----
          /s/ C. D. McHenry                        Chairman of the Board, President and Chief
         -------------------------------           Executive Officer (Principal Executive Officer)
         Carroll D. McHenry


          /s/ Marjean Henderson                    Senior Vice President and Chief Financial
         -------------------------------           Officer (Principal Financial Officer)
         Marjean Henderson

          /s/ Amy E. Manning                       Controller (Principal Accounting Officer)
         -------------------------------
         Amy E. Manning

          /s/ Robert S. Cecil                      Director
         -------------------------------
         Robert S. Cecil


          /s/ Jack R. Crosby                       Director
         -------------------------------
         Jack R. Crosby

          /s/ J. R. Holland, Jr.                   Director
         -------------------------------
         J. R. Holland, Jr.


          /s/ John A. Sprague                      Director
         -------------------------------
         John A. Sprague

          /s/ L. Allen Wheeler                     Director
         -------------------------------
         L. Allen Wheeler

                                                                     Schedule II

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                 (In thousands)



                                                   Additions
                                            ----------------------
                                 Balance at Charged to                           Balance at
                                 beginning  costs and   Charged to                 end of
           Description           of period   expenses     other       Deductions   period
           -----------           ---------   --------   ----------    ----------   ------
Year ended December 31, 1997:
     Allowance for
       doubtful accounts          $ 5,468     3,465             --     (8,593)(a)     340
                                  =======     =====     ==========     ======     =======
     Valuation allowance
       for deferred tax
       assets                     $20,011        --     48,686 (b)         --      68,697
                                  =======     =====     ==========     ======     =======

Year ended December 31, 1996:
     Allowance for
       doubtful accounts          $   961     7,295     169 (c)        (2,957)(a)   5,468
                                  =======     =====     ==========     ======     =======
     Valuation allowance
       for deferred tax
       assets                     $ 3,981        --     16,030 (b)         --      20,011
                                  =======     =====     ==========     ======     =======

Year ended December 31, 1995:
     Allowance for
       doubtful accounts          $   123       838             --         --         961
                                  =======     =====     ==========     ======     =======
     Valuation allowance
       for deferred tax
       assets                     $   791        --     3,190 (b)          --       3,981
                                  =======     =====     ==========     ======     =======


(a) Accounts written off.
(b) Recognized as a component of deferred tax assets.
(c) Allocation of assets from the CableMaxx and Technivision acquisitions.

                                 EXHIBIT INDEX

                            EXHIBIT
                            NUMBER                                   DESCRIPTION
                               2.1         --      Letter Agreement regarding formation of the Registrant
                                                   (filed as Exhibit 2.1 as the Registrant's Registration
                                                   Statement on Form S-1, File No. 33-74244 (the "Form
                                                   S-1"), and incorporated herein by reference)

                               2.2         --      Supplement to Letter Agreement regarding formation of
                                                   the Registrant (filed as Exhibit 2.2 to the Form S-1 and
                                                   incorporated herein by reference)

                               3.1         --      Restated Certificate of Incorporation of the Registrant
                                                   (filed as Exhibit 3.1 to the Form S-1 and incorporated
                                                   herein by reference)

                               3.2         --      Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

                               4.1         --      1994 Employee Stock Option Plan of the Registrant
                                                   (filed as Exhibit 4.1 to the Registrant's Registration
                                                   Statement on Form S-8 (File No. 333-04263) and
                                                   incorporated herein by reference

                               4.2         --      Revised Form of Nontransferable Incentive Stock Option
                                                   Agreement under the 1994 Employee Stock Option Plan of
                                                   the Registrant (filed as Exhibit 4.2 to the Registrant's
                                                   Registration Statement on Form S-4, File No. 33-91930
                                                   (the "February 1996 Form S-4")and incorporated herein by
                                                   reference)

                               4.3          --     Revised Form of Nontransferable Non-Qualified Stock
                                                   Option Agreement under the 1994 Employee Stock Option
                                                   Plan of the Registrant (filed as Exhibit 4.3 to the
                                                   February 1996 Form S-4 and incorporated herein by
                                                   reference)

                               4.4          --     1994 Stock Option Plan for Non-Employee Directors of
                                                   the Registrant (filed as Exhibit 4.4 to the Form S-1 and
                                                   incorporated herein by reference)

                               4.5          --     Form of Stock Option Agreement under the 1994 Stock
                                                   Option Plan for Non-Employee Directors of the Registrant
                                                   (filed as Exhibit 4.5 to the Form S-1 and incorporated
                                                   herein by reference)

                               4.6          --     Indenture between the Registrant and First Trust of New
                                                   York, National Association , as Trustee (the "Trustee")
                                                   (filed as Exhibit 4.20 to the Registrant's Registration
                                                   Statement on Form S-4, File No. 333-12577 (the "December
                                                   1996 Form S-4") and incorporated herein by reference)
                               4.7          --     Supplemental Indenture dated as of December 9, 1996,
                                                   between the Registrant and the Trustee (filed as Exhibit
                                                   4.21 to the December 1996 Form S-4 and incorporated
                                                   herein by reference)

                               4.8          --     Heartland Wireless Communications, Inc. 401(k) Plan
                                                   (filed as Exhibit 4.3 to the Registrant's Registration
                                                   Statement on Form S-8 (File No. 333-05943) and
                                                   incorporated herein by reference)

                              10.1          --     Standard Form of MMDS License Agreement (filed as
                                                   Exhibit 10.1 to the 1996 Form 10-K and incorporated
                                                   herein by reference)

                              10.2          --     Standard Form of ITFS License Agreement (filed as
                                                   Exhibit 10.2 to the 1996 Form 10-K and incorporated
                                                   herein by reference)

                              10.3          --     Form of Indemnity Agreement between the Registrant and
                                                   each of its directors (filed as Exhibit 10.3 to the Form S-1 and incorporated herein by reference)

                              10.4          --     Noncompetition Agreement between the Registrant and
                                                   J.R. Holland, Jr. (filed as Exhibit 10.4 to the Form S-1 and incorporated herein by reference)

                              10.5          --     Noncompetition Agreement between the Registrant and
                                                   David E. Webb (filed as Exhibit 10.5 to the Form S-1 and
                                                   incorporated herein by reference)

                              10.6          --     Noncompetition Agreement between the Registrant and
                                                   John R. Bailey (filed as Exhibit 10.6 to the Form S-1 and
                                                   incorporated herein by reference)

                              10.7          --     Noncompetition Agreement between the Registrant and
                                                   Randy R. Hendrix (filed as Exhibit 10.7 to the Form S-1
                                                   and incorporated herein by reference)

                              10.8          --     Noncompetition Agreement between the Registrant and L.
                                                   Allen Wheeler (filed as Exhibit 10.9 to the Form S-1 and
                                                   incorporated herein by reference)

                              10.9          --     Building Lease Agreement dated June 1, 1990, between
                                                   Wireless Communications, Inc. and The Federal Building,
                                                   Inc. (filed as Exhibit 10.13 to the 1994 Form 10-K and
                                                   incorporated herein by reference)

                              10.10         --     Building Lease Agreement dated January 2, 1995, between
                                                   the Registrant and W&W Commercial Group, L.L.C. (filed
                                                   as Exhibit 10.14 to the 1994 Form 10-K and incorporated
                                                   herein by reference)

                              10.11         --     Building Lease Agreement dated May 1, 1994, between
                                                   Wireless Communications, Inc. and The Federal Building,
                                                   Inc. (filed as Exhibit 10.15 to the 1994 Form 10-K and
                                                   incorporated herein by reference)

                              10.12         --     Building Lease Agreement dated November 20, 1995,
                                                   between the registrant and the Federal Building, Inc.
                                                   (filed as Exhibit 10.18 to the February 1996 Form S-4 and
                                                   incorporated herein by reference)

                              10.13         --     Office Lease dated April 10, 1996 between Merit Office
                                                   Portfolio Limited Partnership and the Registrant for the
                                                   Registrant's Plano, Texas office (filed as Exhibit 10.1
                                                   to the Form 10-Q Quarterly Report for the quarter ended
                                                   June 30, 1996 ("June 1996 Form 10-Q") and incorporated
                                                   herein by reference)

                              10.14         --     Sublease Agreement dated June 14, 1996 between the
                                                   Registrant and CS Wireless (filed as Exhibit 10.2 to the
                                                   June 1996 Form 10-Q and incorporated herein by reference)

                              10.15         --     Building Lease Agreement dated February 1, 1996, as amended
                                                   June 1, 1996, between Registrant and National Horizon
                                                   Development, L.C. (filed as Exhibit 10.16 to the 1996 Form
                                                   10-K and incorporated herein by reference)

                           *10.16           --     Cooperative Marketing Agreement between the Registrant
                                                   and DIRECTV, Inc. dated as of November 12, 1997, and the
                                                   following related agreements between the Registrant and
                                                   DIRECTV, Inc.: Transport Agreement, DSS Receiver
                                                   Support Agreement and Subscriber Service Payment
                                                   Agreement (collectively, the "DIRECTV Agreements")

                             **10.17        --     Heartland Wireless Communications, Inc. Performance
                                                   Incentive Compensation Plan.

                             **10.18        --     Employment Agreement between the Registrant and Carroll
                                                   D. McHenry dated as of March 6, 1998.

                              **21          --     List of Subsidiaries

                              **23          --     Consent of KPMG Peat Marwick LLP

                              **27          --     Financial Data Schedule



__________


        *Filed herewith. Confidential portions of the DIRECTV Agreements and exhibits thereto have been omitted and filed separately with the Commission under a confidential treatment request ("CTR") pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The Company will provide without charge, upon written request, a copy of the exhibits to the DIRECTV Agreements, with confidential portions omitted pursuant to the CTR.

        ** Filed herewith.