Form 10-Q
period 1998-03-31
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1998-05-13
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                              --------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

                         Commission file number 0-23694
                                               --------

                     Heartland Wireless Communications, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        73-1435149
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

    200 Chisholm Place, Suite 200, Plano, Texas           75075
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code       (972) 423-9494
                                                  ------------------------------

                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year,if Changed Since Last Report.

         Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              Shares Outstanding
                    Class                                     as of May 7, 1998
                    -----                                     ------------------
        Common Stock, $.001 par value                             19,716,974

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                MARCH 31,  DECEMBER 31,
                                                                                  1998         1997
                                                                                ---------  ------------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents .............................................   $  40,977    $  42,821
      Restricted assets - investment in debt securities .....................       9,778        9,818
      Subscriber receivables, net of allowance for doubtful accounts of
            $377 in 1998 and $340 in 1997 ...................................       1,621        2,198
      Prepaid expenses and other ............................................       1,654        1,390
                                                                                ---------    ---------
                  Total current assets ......................................      54,030       56,227
                                                                                ---------    ---------
Investments in affiliates, at equity ........................................      28,662       34,167
Systems and equipment, net ..................................................     116,855      122,653
License and leased license investment, net of accumulated amortization of
      $14,696 in 1998 and $12,929 in 1997 ...................................     121,762      123,369
Excess of cost over fair value of net assets acquired, net of accumulated
      amortization of $4,184 in 1998 and $3,685 in 1997 .....................      25,728       26,226
Restricted assets - investment in debt securities ...........................         515          515
Note receivable from affiliate ..............................................       2,220        2,069
Other assets, net ...........................................................       6,694        6,908
                                                                                ---------    ---------
                                                                                $ 356,466    $ 372,134
                                                                                =========    =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
      Accounts payable and accrued expenses .................................   $  25,945    $  17,381
      Current portion of long-term debt .....................................       1,702        1,358
                                                                                ---------    ---------
                  Total current liabilities .................................      27,647       18,739
                                                                                ---------    ---------
Long-term debt, less current portion ........................................     307,450      306,838
Minority interests in subsidiaries ..........................................         149          149
Stockholders' equity:
      Common stock, $.001 par value; authorized 50,000,000 shares, issued
        19,701,871 shares in 1998 and 19,688,527 shares in 1997 .............          20           20
      Additional paid-in capital ............................................     261,894      261,880
      Accumulated deficit ...................................................    (240,336)    (215,134)
      Treasury stock, 13,396 shares, at cost ................................        (358)        (358)
                                                                                ---------    ---------
                  Total stockholders' equity ................................      21,220       46,408
Commitments and contingencies
                                                                                ---------    ---------
                                                                                $ 356,466    $ 372,134
                                                                                =========    =========

     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          --------    --------
                                                               (UNAUDITED)

Revenues ..............................................   $ 19,099    $ 19,185
                                                          --------    --------

Operating expenses:
      Systems operations ..............................      9,315       8,861
      Selling, general and administrative .............      9,126      10,273
      Depreciation and amortization ...................     11,300      11,118
                                                          --------    --------
        Total operating expenses ......................     29,741      30,252
                                                          --------    --------
        Operating loss ................................    (10,642)    (11,067)
                                                          --------    --------
Other income (expense):
      Interest income .................................        816       1,732
      Interest expense ................................    (10,000)     (9,933)
      Equity in losses of affiliates ..................     (5,376)     (8,302)
      Other expense, net ..............................         --          (3)
                                                          --------    --------
        Total other income (expense) ..................    (14,560)    (16,506)
                                                          --------    --------
        Loss before income taxes ......................    (25,202)    (27,573)
Income tax ............................................         --          --
                                                          --------    --------
                  Net loss ............................   $(25,202)   $(27,573)
                                                          ========    ========
Net loss per common share - basic and diluted .........   $  (1.28)   $  (1.41)
                                                          ========    ========

     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                               THREE MONTHS ENDED
                                                                              --------------------
                                                                                1998      1997
                                                                              --------    --------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
      Net loss ............................................................   $(25,202)   $(27,573)
      Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
        Depreciation and amortization .....................................     11,300      11,118
        Debt accretion and debt issuance cost amortization ................      1,506       1,681
        Equity in losses of affiliates ....................................      5,376       8,302
        Other .............................................................         14          --
        Changes in assets and liabilities, net of acquisitions:
            Restricted assets .............................................       (120)         --
            Subscriber receivables ........................................        577         389
            Prepaid expenses and other ....................................       (479)       (563)
            Accounts payable, accrued expenses and other liabilities ......      8,564      (4,585)
                                                                              --------    --------
                 Net cash provided by (used in) operating activities ......      1,536     (11,231)
                                                                              --------    --------
Cash flows from investing activities:
      Purchases of systems and equipment ..................................     (3,024)    (13,192)
      Expenditures for license and leased licenses ........................         --        (355)
      Acquisitions, net of cash acquired ..................................         --      (1,622)
                                                                              --------    --------
                 Net cash used in investing activities ....................     (3,024)    (15,169)
                                                                              --------    --------
Cash flows from financing activities:
      Payments on short-term borrowings and notes payable .................       (356)       (323)
      Other ...............................................................         --         (90)
                                                                              --------    --------
                 Net cash used in financing activities ....................       (356)       (413)
                                                                              --------    --------

Net decrease in cash and cash equivalents .................................     (1,844)    (26,813)
Cash and cash equivalents at beginning of period ..........................     42,821      79,596
                                                                              --------    --------
Cash and cash equivalents at end of period ................................   $ 40,977    $ 52,783
                                                                              ========    ========


     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

(1)      General

         (a)      Description of Business

                  The primary business objective of Heartland Wireless Communications, Inc. (the "Company") is to develop, own and operate single family unit ("SFU") and multiple-dwelling unit ("MDU") analog video businesses and retail high-speed digital Internet access businesses (on a developmental basis in 1998) in markets in which the Company owns or leases sufficient wireless cable channel rights that will allow the Company to best utilize its spectrum and maximize its return on investment. The Company holds wireless cable channel rights primarily in small to mid-size markets located in the central United States. The Company had wireless cable television systems in operation in 57 markets at March 31, 1998.

         (b)      Liquidity and Capital Resources

                  Wireless cable television and high-speed Internet access businesses are capital intensive. Since inception, the Company has expended funds to lease or otherwise acquire channel rights and operating video systems in various markets, to construct new video systems and to finance system operating losses. The Company's primary sources of capital have been from subscription fees, the sale of the Company's common stock, debt financing and the sale of wireless cable channel rights that are not part of the Company's strategic plan. The growth of the Company's business requires substantial investment in capital expenditures for SFU and MDU subscriber growth, the development of alternative spectrum usages such as high-speed Internet access, and the launch of additional markets for video and/or Internet access businesses.

                  The Company does not expect to generate sufficient cash flow in 1998 and beyond to implement its business plan while continuing to service the Company's existing indebtedness. Accordingly, the implementation of the Company's business plan is subject to and dependent upon obtaining additional capital and restructuring the Company's existing debt on terms and conditions acceptable to the Company and in a timely manner. The Company has retained the investment banking firm of Wasserstein Perella & Co., Inc. ("Wasserstein Perella") as a financial advisor to assist the Company in analyzing all options available to finance the Company's business plan and restructure its debt. Such options may include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements, sales of assets including wireless cable systems and channel rights, and/or a recapitalization or restructuring of the Company's debt and/or equity, including converting part or all of the Company's existing indebtedness and/or related interest obligations into equity of the Company (see Note 2 of Notes to Condensed Consolidated Financial Statements).

                  The Company's ability to implement such options is limited by the indentures governing its $115.0 million in original principal amount of 13% Series B and C Notes due 2003 (the "13% Notes") and $125.0 million in original principal amount of 14% Senior Notes (the "14% Notes") due 2004 (collectively, the "Senior Notes"), and the agreements governing its issuance of $40.2 million of 9% Convertible Subordinated Discount Notes due 2004 ("Convertible Notes"). There can be no assurance that the Company will be able to enter into new financing arrangements or a recapitalization or restructuring in a timely manner and on terms satisfactory to the Company.

                  If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a revised plan that would allow the Company to continue operating in the normal course of business at least through 1998. More specifically, this revised plan would include delaying, reducing or eliminating the launch of new wireless cable television and/or developmental Internet systems, reducing or eliminating new subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

         (c)      Principles of Consolidation

                  The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

         (d)      Interim Financial Information

                  In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997, included in the Company's Form 10-K for the year ended December 31, 1997.

         (e)      Net Loss Per Common Share

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentation of earnings per share under APB 15 and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required. In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. All prior period loss per share amounts have been restated in accordance with SFAS 128.

                  Net loss per basic and diluted common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 19,683,000 and 19,588,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The potentially dilutive effect of the Company's outstanding stock options and warrants has not been considered in the computation of diluted net loss per common share since their effect would be antidilutive.

(2)      Subsequent Events

         In conjunction with an ongoing evaluation of the Company's capital structure by management and in consultation with the Company's financial advisor, on April 15, 1998, the Company announced that it would not make a semiannual interest payment due on that date of $7.5 million on the 13% Notes. Failure to make this interest payment could permit the trustee or the holders of 25% or more in principal amount of the 13% Notes to accelerate payment of the 13% Notes and all unpaid and accrued interest thereon. Acceleration of the 13% Notes could permit the trustee and holders of 25% or more in principal amount of the Company's 14% Notes to accelerate payment of the 14% Notes and all unpaid and accrued interest thereon. The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under either the 13% Notes or the 14% Notes in the event that any of such indebtedness is accelerated. At March 31, 1998 the principal amounts outstanding under the Senior Notes have been classified as long-term in accordance with EITF 86-30.

         As noted above, the Company has retained Wasserstein Perella as a financial advisor to assist the Company in evaluating all options available to finance the Company's business plan and restructure its debt. The

         Company has had preliminary discussions with certain of the holders of the Senior Notes and intends to continue to pursue restructuring and recapitalization alternatives with all debt holders on a consensual basis. There is no guarantee, however, that any such alternatives will be agreed to by any or all such parties.

         In April 1998, the Company entered into a five-year marketing agreement with DIRECTV, Inc. ("DIRECTV") that will allow the Company to offer up to 185 channels of DIRECTV digital programming to single family homes, either alone or in combination with the Company's local and premium channels. This agreement is in addition to the Cooperative Marketing Agreement signed by the Company and DIRECTV in November 1997 for MDU subscribers. The SFU agreement provides for a commission to the Company for each SFU subscriber to whom the Company sells a DIRECTV programming package, as well as equipment and marketing subsidies that the Company believes could materially reduce the capital expenditures required for such new subscribers.

(3)      Comprehensive Income (Loss)

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) and net loss for the three months ended March 31, 1998 and 1997 was $25.2 million and $27.6 million, respectively.

(4)      Contingencies

         The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

OVERVIEW

The Company develops, owns and operates wireless cable television systems and channel rights in small to mid-size markets in the central United States. The Company currently offers its subscribers local off-air VHF/UHF channels, as well as premium and basic programming channels such as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, Discovery, the Nashville Network, A&E and other popular cable television networks. In addition, subject to the capital considerations discussed elsewhere in this report, the Company intends to launch a developmental high-speed Internet access business in two to four markets in 1998. At March 31, 1998, the Company had wireless cable channel rights in 90 markets, including 57 markets with analog video systems in operation, providing service to approximately 175,000 subscribers, adjusted to reflect the change in the Company's EBU (defined below) rate in calculating MDU subscribers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Change in EBU Rate for Calculating MDU Subscribers." The remaining 33 markets represent potential future launch systems. In addition, the Company owns approximately 20% of the outstanding common stock of Wireless One, Inc. ("Wireless One") and approximately 36% of the outstanding common stock of CS Wireless Systems, Inc. ("CS Wireless").

FORWARD LOOKING STATEMENTS

In addition to the matters noted above, the statements contained in this report relating to the Company's operating results, and plans and objectives of management for future operations, including plans or objectives relating to the Company's business strategy and financing needs, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) the Company's ability to restructure and/or recapitalize its existing indebtedness and access additional capital to finance its current business plan, (ii) business and economic conditions in the Company's existing markets, (iii) the Company's ability to implement a successful marketing plan and competitive price structure to produce subscriber growth, (iv) the successful implementation of the Company's MDU and SFU alliances with DIRECTV, (v) regulatory and interference issues, including the grant of two-way transmission authority and pending applications for new licenses or for modification of existing licenses and the grant of applications for new licenses and license modification applications that have not yet been filed with the Federal Communications Commission ("FCC"), and (vi) competitive products and services, as well as those matters discussed specifically elsewhere herein. Consequently, the actual future results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

RECENT DEVELOPMENTS

As reported in the Company's Form 8-K filed with the Securities and Exchange Commission on April 15, 1998, the Company announced that it would not make a semiannual interest payment due on that date of $7.5 million on the 13% Notes. Under the indentures governing the 13% Notes, failure to make an interest payment within 30 days of the due date constitutes an event of default and allows the trustee or the holders of 25% or more in principal amount of the 13% Notes to accelerate payment of the 13% Notes and all unpaid and accrued interest thereon. In addition, acceleration of the 13% Notes would constitute an event of default under the indenture governing the 14% Notes and permit the trustee or the holders of 25% or more in principal amount of the 14% Notes to accelerate payment of the 14% Notes and all unpaid and accrued interest thereon. The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under either the 13% Notes or the 14% Notes in the event that any of such indebtedness is accelerated.

The Company has retained Wasserstein Perella as a financial advisor to assist the Company in evaluating all options available to finance the Company's business plan and restructure its existing debt. The Company has had preliminary discussions with certain of the holders of the Senior Notes and intends to continue to pursue restructuring and recapitalization alternatives with all debt holders on a consensual basis. There is no guarantee, however, that any such alternatives will be agreed to by any or all such parties.

In April 1998, the Company entered into a five-year marketing agreement with DIRECTV that will allow the Company to offer up to 185 channels of DIRECTV digital programming to single family homes, either alone or in combination with the Company's local and premium channels. This agreement is in addition to the Cooperative Marketing Agreement signed by the Company and DIRECTV in November 1997 for MDU subscribers. The SFU agreement provides for a commission to the Company for each SFU subscriber to whom the Company sells a DIRECTV programming package, as well as equipment and marketing subsidies that the Company believes could materially reduce the capital expenditures required for such new subscribers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Revenues; Subscribers. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. The Company's revenues for the first quarter of 1998 were $19.1 million, compared to $19.2 million for the first quarter of 1997. At March 31, 1998, the Company had approximately 175,000 subscribers, compared to approximately 199,000 subscribers at March 31, 1997. The decrease in subscribers primarily is the result of the delayed launch of the Company's marketing plan in the first quarter of 1998, a change in the Company's EBU (defined below) rate for calculating MDU subscribers and the transfer of operational control of one operating market to CS Wireless in December 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Change in EBU Rate for Calculating MDU Subscribers." Subscriber information for the first quarter of 1998 is reported using the new EBU rate. Subscriber information for prior periods will not be recalculated under the new EBU rate, as any resulting change would not be material.

Although the number of subscribers and operating systems has decreased since the first quarter of 1997, revenues have remained relatively stable due to overall higher average subscription rates. Average monthly recurring revenue per subscriber was $33.47 for the quarter ended March 31, 1998 compared to $30.51 for the same period in 1997.

Systems Operations. Systems operations expenses include programming costs, channel lease payments, labor and overhead, costs of service calls and churn, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. Systems operations expense was $9.3 million for the first quarter of 1998, versus $8.9 million for the first quarter of 1997. As a percentage of revenues, systems operations expense was 48.8% for the first quarter of 1998, compared to 46.2% for the first quarter of 1997. The increase in systems operating expense was primarily due to higher programming costs resulting from rate increases by certain providers.

Selling, General and Administrative ("SG&A"). SG&A expense for the first quarter of 1998 decreased 11% to $9.1 million from $10.3 million during the same period in 1997. As a percentage of revenues, SG&A was 47.8% in the first quarter of 1998 compared with 53.5% for the first quarter of 1997. The decrease in SG&A was primarily due to labor savings and efficiencies realized from consolidation of management and staff in certain markets.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and direct commissions. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheet. Depreciation and amortization expense was $11.3 million for the first quarter of 1998, compared to $11.1 million for the first quarter of 1997. The slight increase in depreciation and amortization expense over the periods presented was due to a change in the third quarter of 1997 of the Company's estimate of the useful life of the nonrecoverable portion of subscriber installation costs from four years to three years, as well as the commencement, during the fourth quarter of 1997, of amortizing the cost of basic trading areas, or "BTAs," that were acquired in a prior period.

Operating Loss. The Company generated operating losses of $10.6 million for the first quarter of 1998, compared to $11.1 million for the first quarter of 1997. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was $658,000 for the first quarter of 1998, versus $51,000 for the first quarter of 1997. EBITDA for the fourth quarter of 1997 was $279,000. EBITDA is presented because it is a widely accepted financial indicator of a Company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of funds available for discretionary or other liquidity purposes.

Interest Income. Interest income was $816,000 during the first quarter of 1998, versus $1.7 million for the first quarter of 1997. The decrease in interest income is due to higher interest earnings in the first quarter of 1997 on larger escrowed balances segregated for the payment of interest on senior debt and higher interest earnings on a note receivable that was partially repaid during the second and third quarters of 1997.

Interest Expense. The Company incurred interest expense of $10.0 million during the first quarter of 1998, compared to $9.9 million during the first quarter of 1997. The increase in interest expense is due to higher average borrowings outstanding during the first quarter of 1998 of $308.7 million compared to $304.4 million during the first quarter of 1997. Interest expense for the first quarter of 1998 included non-cash interest of $1.2 million versus $1.1 million during the first quarter of 1997. Non-cash interest expense during the periods presented relates to interest on the Convertible Notes which accrete through November 1999.

Equity in Losses of Affiliates. The Company owns approximately 20% of the outstanding common stock of Wireless One and approximately 36% of the outstanding common stock of CS Wireless. The Company had equity in losses of affiliates of $5.4 million for the first quarter of 1998 and $8.3 million for the first quarter of 1997. The decrease is primarily due to the reduction of the Company's investment in Wireless One to zero in November 1997, after which time the Company stopped recording equity in losses of such affiliate.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $25.2 million, or $1.28 per basic and diluted common share, during the first quarter of 1998, versus $27.6 million, or $1.41 per basic and diluted common share, during the first quarter of 1997. As previously discussed, although the Company's total revenue remained fairly constant from the first quarter of 1997 to the first quarter of 1998, the Company's net losses decreased over the periods presented. As discussed above, the decrease in net loss was primarily due to a decrease in losses of affiliates and decreases in SG&A, partially offset by lower interest income. The Company expects to continue to incur net losses throughout 1998 and beyond.

BALANCE SHEET

Subscriber Receivables. Subscriber receivables decreased from $2.2 million at December 31, 1997 to $1.6 million at March 31, 1998 as a result of stricter credit screening policies and improved collections procedures. The Company's monthly churn rate also has declined from an average of 4.6% during 1997 to 3.5% in the first quarter of 1998.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased from $17.4 million at December 31, 1997 to $25.9 million at March 31, 1998. This increase was primarily due to additions to accrued interest on the Company's Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

Wireless cable television and high-speed Internet access businesses are capital intensive. Since inception, the Company has expended funds to lease or otherwise acquire channel rights and operating video systems in various markets, to construct new video systems and to finance system operating losses. The Company's primary sources of capital have been from subscription fees, the sale of the Company's common stock, debt financing and the sale of wireless cable rights that are not part of the Company's strategic plan. The growth of the Company's business requires substantial investment in capital expenditures for SFU and MDU subscriber growth, the development of alternative spectrum usages such as high-speed Internet access, and the launch of additional markets for video and/or Internet access businesses.

The Company estimates that a launch of a wireless cable analog video system in a typical market will involve the initial expenditure of approximately $820,000 to $1.3 million for transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower. In addition, incremental installation costs of approximately $465 per single family household subscriber for equipment, labor, overhead charges and direct commission are required. The Company has recently utilized a more sophisticated type of boxless equipment that will cost approximately $65 less per installation and therefore it believes that the average cost of materials will continue to decrease as subscribers are added in systems that utilize such equipment. The Company has converted two operating systems from a boxed to a boxless technology and plans to convert additional operating systems to realize future cost savings. The Company will use boxed inventory removed from these converted markets to supply growth in other boxed technology markets. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. In addition, the Company estimates that the launch of a developmental Internet access business will require initial incremental capital expenditures of approximately $250,000 per market. Operating losses are likely to be incurred by both a video and Internet access business during the start-up period.

In conjunction with the Company's strategic plan to increase subscribers in its existing markets, launch up to three new wireless cable television markets and launch two to four developmental Internet access systems during 1998, the Company projects capital expenditures for 1998 of approximately $23.0 million to $26.5 million. This includes $15.0 million to $17.0 million to fund video subscriber growth in existing markets and build out BTAs, $3.0 million to $4.0 million for analog video transmission and subscriber equipment in up to three new markets, approximately $4.5 million for MDU property builds and MDU subscriber equipment, and approximately $500,000 to $1 million for equipment related to the launch of developmental Internet access businesses.

Cash provided by operations of the Company was $1.5 million during the first quarter of 1998 compared to cash used in operations of $11.2 million during the first quarter of 1997. The increase in cash from operations during 1998 was primarily due to lower SG&A expenses related to labor savings and efficiencies at the market level.

Cash used in investing activities was $3.0 million during the first quarter of 1998 compared to $15.2 million in the same period last year. Cash provided by/used in investing activities principally relates to the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of wireless cable channel rights that are not a part of the Company's strategic plan. During the first quarter of 1998 cash used in investing activities included purchases of subscriber equipment and the upgrade of transmission equipment in certain markets. Cash used in investing activities during the first quarter of 1997 included $9.0 million for purchases of subscriber equipment related to existing system growth and $3.0 million to upgrade transmission equipment in certain markets. Also during the first quarter of 1997, the Company paid $1.6 million for the acquisition of operating systems in Woodward and Watonga, Oklahoma.

Net cash used in financing activities was $356,000 during the first quarter of 1998 and $413,000 during the first quarter of 1997. Expenditures in both periods primarily relate to payments on obligations related to capital leases and various prior period acquisitions.

At April 30, 1998, the Company had approximately $44.0 million of cash-on-hand, including $1.6 million of restricted cash.

FUTURE CASH REQUIREMENTS

As of March 31, 1998 the Company had $240.0 million outstanding principal amount of Senior Notes, approximately $53.9 million in accreted outstanding principal amount of Convertible Notes and approximately $15.8 million outstanding principal amount of installment notes payable to the FCC for the Company's BTAs. In April 1997, the Company disbursed all of the remaining funds in the escrow account established in connection with the indentures governing the 13% Notes and in April 1998 the Company disbursed all of the funds in the escrow account established in connection with the indenture governing the 14% Notes. Cash interest obligations on the 13% Notes and the 14% Notes total approximately $16.2 million every six months or $32.4 million per year (excluding any interest payable as a result of delinquent interest payments). In November 1998 the Company will be required to begin making quarterly principal payments (in addition to interest) on its debt incurred in connection with the 1996 BTA auction, with each such payment totaling approximately $655,000 (net of BTA lease payments from CS Wireless). In November 1999, the Company will be required to make its first semiannual cash interest payment of approximately $2.8 million on the Convertible Notes.

Beginning in the second quarter of 1997 and continuing throughout the first quarter of 1998, in an effort to conserve capital resources, the Company suspended new system launches and decreased marketing efforts directed at acquiring new subscribers. During the remainder of 1998, the Company intends to increase marketing efforts in selected markets and implement a business plan, subject to obtaining timely financing on acceptable terms and conditions, that it believes will provide the greatest opportunity to improve the profitability of the Company and capitalize on its existing assets. This plan consists of (1) maintaining moderate SFU subscriber growth through traditional analog video service in selected markets, (2) pursuing SFU and MDU subscriber and revenue growth through cooperative marketing alliances with DIRECTV, (3) developing and testing Internet access service to small and mid-size businesses in several markets, (4) launching several new markets that offer MDU, Internet and SFU subscriber growth opportunities, and (5) pursuing financing and debt restructuring alternatives to allow the Company to carry out this business plan. This plan currently contemplates total capital expenditures of up to $26.5 million, depending primarily upon the number and timing of new market launches (video and Internet).

Despite the Company's efforts to conserve capital and the improvement in its EBITDA during the second half of 1997 and the first quarter of 1998, the Company does not expect to generate sufficient cash flow in 1998 and beyond to implement its business strategy while continuing to service the Company's existing indebtedness. Accordingly, the implementation of the above-described business strategy is subject to and dependent upon obtaining additional capital and restructuring the Company's current debt on terms and conditions acceptable to the Company and in a timely manner. The Company has retained the investment banking firm of Wasserstein Perella as a financial advisor to assist the Company in analyzing all options available to finance the Company's business plan and restructure its debt. Such options may include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements, sales of assets including wireless cable systems and channel rights, and/or a recapitalization or restructuring of the Company's debt and/or equity, including converting part or all of the Company's existing indebtedness and related interest obligations into equity of the Company.

The Company's ability to implement such options is limited by the indentures governing its Senior Notes and the agreements governing its Convertible Notes. There can be no assurance that the Company will be able to enter into new financing arrangements or a recapitalization or restructuring in a timely manner and on terms satisfactory to the Company that will enable the Company to implement the above-described business strategy.

If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a revised plan that would allow the Company to continue operating in the normal course of business at least through 1998. More specifically, this revised plan would include delaying, reducing or eliminating the launch of new wireless cable television and/or developmental Internet systems, reducing or eliminating new subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures (see Note 2 to Condensed Consolidated Financial Statements).

CHANGE IN EBU RATE FOR CALCULATING MDU SUBSCRIBERS

In the first quarter of 1998, the Company introduced a new program offering to new subscribers and existing subscribers who desired to upgrade program services. This new program offering upgraded the Company's programming packages and increased the basic program pricing structure. The Company's current programming packages for new SFU subscribers range from $24.99 for basic service to $39.99 for basic service plus four premium channels. Accordingly, effective March 31, 1998, all existing and future MDU subscribers who are billed in bulk to the MDU owner will be converted to SFU subscribers for reporting purposes using an equivalent basic unit ("EBU") rate of $24.99, to correspond to the Company's lowest current pricing tier for basic programming for SFU subscribers. Previously, the Company had used an EBU rate of $17.95 for such conversions which represented generally the basic rate in effect at the time the applicable MDU bulk billed contracts were executed. The Company believes that using an EBU rate of $24.99 will more accurately reflect the revenue derived from bulk-billed MDU subscribers, and will minimize the impact on monthly recurring revenue per subscriber resulting from future changes in the number of MDU subscribers relative to SFU subscribers.

MDU and EBU subscriber reporting conventions are subjective, and any changes in the EBU rate that decrease subscriber count result in a corresponding increase in average recurring revenue per subscriber. As a result of the increase in EBU rate, the Company's total subscribers as of March 31, 1998 decreased from approximately 179,000 to approximately 175,000. As adjusted, during the first quarter of 1998, the Company's average monthly recurring revenue per subscriber was $34.23, compared to $33.47 using an EBU rate of $17.95. Although the Company has no current plans to change the EBU rate from $24.99, any future change based on then-current programming packaging could affect the total number of reported subscribers and average monthly recurring revenue per subscriber.

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

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for the Year 2000 compliance. The Company anticipates that all reprogramming efforts will be complete by June 30, 1999, which the Company believes will allow adequate time for testing and implementation before January 1, 2000. To date, confirmations have been received from the Company's primary information processing vendors that plans are being developed to address processing of transactions in the Year 2000. However, the Company is uncertain of the expense associated with the Year 2000 compliance and related potential effect on the Company's results of operations.

FUTURE OPERATING RESULTS

The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including those described under "Forward Looking Statements" above.

The rate of growth of the Company's video or other subscriber base during 1998 and beyond cannot be estimated with precision or certainty. Successful implementation of the Company's business strategy, the Company's ability to obtain timely financing on acceptable terms and the restructuring of the Company's debt will have a significant impact on the

Company's 1998 operating and financial performance. In addition, the Company cannot quantify the potential impact on its 1998 financial performance of the implementation of its business strategy.

Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's common stock and debt.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The adoption of SFAS 131 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As reported in the Company's Form 8-K filed with the Securities and Exchange Commission on April 15, 1998, the Company announced that it would not make a semiannual interest payment due on that date of $7.5 million on the 13% Notes. The indentures governing the 13% Notes provide that if an interest payment is not made within 30 days of an interest payment due date, the failure to make such a payment will constitute an event of default under such indentures. Upon the occurrence of such an event of default, the trustee under the indentures or the holders of 25% or more in principal amount of the Senior Notes may accelerate payment of the 13% Notes and all unpaid and accrued interest thereon. In addition, acceleration of the 13% Notes would constitute an event of default under the indenture governing the 14% Notes and permit the trustee or the holders of 25% or more in principal amount of the 14% Notes to accelerate payment of the 14% Notes and all unpaid and accrued interest thereon. The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under either the 13% Notes or the 14% Notes in the event that any of such indebtedness is accelerated.

The Company has retained Wasserstein Perella as a financial advisor to assist the Company in evaluating all options available to finance the Company's business plan and restructure its existing debt. The Company has had preliminary discussions with certain of the holders of its Senior Notes and intends to organize meetings with holders of all of its debt as soon as practicable.

ITEM 5.  OTHER INFORMATION

On April 24, 1998, the Company received notice from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's common stock had failed to maintain a closing bid price of at least $1.00 for 30 consecutive trading days, in violation of Nasdaq's Marketplace Rule 4450(a)(5). The notice further stated that in order for the Company to maintain listing of the Company's common stock on the Nasdaq National Market, the closing bid price of the Company's common stock must be $1.00 or more for at least 10 consecutive trading days within a period of 90 calendar days from the date of the notice, and that the Company's common stock would be delisted at the opening of business on July 27, 1998 if such condition was not met. In the event that the Company's common stock is not able to comply with these requirements, the Company intends to evaluate all of its options, including pursuing any available procedural remedies under Nasdaq's Marketplace Rules. Any such delisting could adversely affect the liquidity of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  *10.1 Non-Qualified Stock Option Agreement between Heartland Wireless Communications, Inc. and Carroll
                           D. McHenry dated as of January 20, 1998.

                  *10.2 Employment Agreement between Heartland Wireless Communications, Inc. and Carroll D. McHenry dated as of March 6, 1998.

                  *27      Financial Data Schedule

-------------------------

*Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1998        HEARTLAND WIRELESS COMMUNICATIONS, INC.



                            By: /s/ Carroll D. McHenry
                               -------------------------------------------------
                               Carroll D. McHenry
                               Chairman of the Board, President and Chief
                               Executive Officer (Principal Executive Officer)

                            By: /s/ Marjean Henderson
                               -------------------------------------------------
                               Marjean Henderson
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                                Index to Exhibits



Exhibit
Number     Description
-------    -----------
  10.1     Non-Qualified Stock Option Agreement between
           Heartland Wireless Communications, Inc. and Carroll
           D. McHenry dated as of January 20, 1998.

  10.2     Employment Agreement between Heartland Wireless
           Communications, Inc. and Carroll D. McHenry dated as of March 6, 1998.

  27       Financial Data Schedule
