Form 10-Q
period 1998-06-30
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1998-08-14
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------



                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  ----------------------------

                         Commission file number 0-23694
                                                -------

                     Heartland Wireless Communications, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                       73-1435149
--------------------------------------------------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

200 Chisholm Place, Suite 200, Plano, Texas                75075
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code       (972) 423-9494
                                                  ------------------------------
                                       N/A
--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

         Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                                                        Shares Outstanding
                    Class                              as of August 7, 1998
                    -----                              --------------------
        Common Stock, $.001 par value                        19,750,219

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1998            1997
                                                                                ------------    ------------
                                                                                (UNAUDITED)
                                   ASSETS

Current assets:
      Cash and cash equivalents .............................................   $     38,403    $     42,821
      Restricted assets - investment in debt securities .....................            927           9,818
      Subscriber receivables, net of allowance for doubtful accounts of
            $348 in 1998 and $340 in 1997 ...................................          1,834           2,198
      Prepaid expenses and other ............................................          2,185           1,390
                                                                                ------------    ------------
                  Total current assets ......................................         43,349          56,227
Investments in affiliates, at equity ........................................         15,222          34,167
Systems and equipment, net ..................................................        111,369         122,653
License and leased license investment, net of accumulated amortization of
      $16,464 in 1998 and $12,929 in 1997 ...................................        102,298         123,369
Excess of cost over fair value of net assets acquired, net of accumulated
      amortization of $4,682 in 1998 and $3,685 in 1997 .....................         25,229          26,226
Restricted assets - investment in debt securities ...........................            515             515
Note receivable from affiliate ..............................................          2,213           2,069
Other assets, net ...........................................................          6,934           6,908
                                                                                ------------    ------------
                                                                                $    307,129    $    372,134
                                                                                ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses .................................   $     26,165    $     17,381
      Current portion of long-term debt .....................................        239,472           1,358
                                                                                ------------    ------------
                  Total current liabilities .................................        265,637          18,739
Long-term debt, less current portion ........................................         70,733         306,838
Minority interests in subsidiaries ..........................................            149             149
Stockholders' equity:
      Common stock, $.001 par value; authorized 50,000,000 shares, issued
        19,741,926 shares in 1998 and 19,670,135 shares in 1997 .............             20              20
      Additional paid-in capital ............................................        261,925         261,880
      Accumulated deficit ...................................................       (290,977)       (215,134)
      Treasury stock, 13,396 shares, at cost ................................           (358)           (358)
                                                                                ------------    ------------
                  Total stockholders' equity ................................        (29,390)         46,408
Commitments and contingencies (note 5) ......................................             --              --
                                                                                ------------    ------------

                                                                                $    307,129    $    372,134
                                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                JUNE 30,                 JUNE 30,
                                                                          --------------------    --------------------
                                                                            1998        1997        1998        1997
                                                                          --------    --------    --------    --------
                                                                              (UNAUDITED)              (UNAUDITED)

Revenues ..............................................................   $ 18,622    $ 19,741    $ 37,721    $ 38,926
                                                                          --------    --------    --------    --------

Operating expenses:
      Systems operations ..............................................      8,969      11,252      18,284      20,113
      Selling, general and administrative .............................      8,862      11,079      17,988      21,352
      Depreciation and amortization ...................................     11,153      16,508      22,453      27,626
         Impairment of license and leased license
                       investment .....................................     17,696          --      17,696          --
                                                                          --------    --------    --------    --------
        Total operating expenses ......................................     46,680      38,839      76,421      69,091
                                                                          --------    --------    --------    --------
        Operating loss ................................................    (28,058)    (19,098)    (38,700)    (30,165)
                                                                          --------    --------    --------    --------
Other income (expense):
      Interest income .................................................        675       1,539       1,491       3,271
      Interest expense ................................................     (9,965)     (9,977)    (19,965)    (19,910)
      Equity in losses of affiliates ..................................    (13,283)     (8,272)    (18,659)    (16,574)
      Other expense, net ..............................................        (10)         17         (10)         14
                                                                          --------    --------    --------    --------
        Total other income (expense) ..................................    (22,583)    (16,693)    (37,143)    (33,199)
                                                                          --------    --------    --------    --------
        Loss before income taxes ......................................    (50,641)    (35,791)    (75,843)    (63,364)
Income tax ............................................................         --          --          --          --
                                                                          --------    --------    --------    --------
                  Net loss ............................................   $(50,641)   $(35,791)   $(75,843)   $(63,364)
                                                                          ========    ========    ========    ========
Net loss per common share - basic and diluted .........................   $  (2.57)   $  (1.82)   $  (3.85)   $  (3.23)
                                                                          ========    ========    ========    ========


     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                         SIX MONTHS ENDED
                                                                                        --------------------
                                                                                          1998        1997
                                                                                        --------    --------
                                                                                             (UNAUDITED)

Cash flows from operating activities:
      Net loss ......................................................................   $(75,843)   $(63,364)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ...............................................     22,453      27,626
        Debt accretion and debt issuance cost amortization ..........................      3,270       2,760
        Equity in losses of affiliates ..............................................     18,659      16,574
            Write down of assets due to impairment of undeveloped
                  licenses ..........................................................     17,696          --
        Other .......................................................................         45          --
        Changes in assets and liabilities, net of acquisitions:
            Subscriber receivables ..................................................        364       1,441
            Prepaid expenses and other ..............................................     (1,692)     (1,210)
            Accounts payable, accrued expenses and other liabilities ................      8,784     (12,790)
                                                                                        --------    --------
                 Net cash used in operating activities ..............................     (6,264)    (28,963)
                                                                                        --------    --------

Cash flows from investing activities:
         Proceeds from note receivable ..............................................         --      13,300
      Purchases of systems and equipment ............................................     (6,271)    (21,598)
      Expenditures for license and leased licenses ..................................         --        (448)
         Proceeds from sale of debt securities ......................................      8,731      11,869
      Acquisitions, net of cash acquired ............................................         --      (1,622)
                                                                                        --------    --------
                 Net cash provided by investing activities ..........................      2,460       1,501
                                                                                        --------    --------
Cash flows from financing activities:
      Payments on short-term borrowings and notes payable ...........................       (614)       (680)
      Other .........................................................................         --         (90)
                                                                                        --------    --------
                 Net cash used in financing activities ..............................       (614)       (770)
                                                                                        --------    --------

Net decrease in cash and cash equivalents ...........................................     (4,418)    (28,232)
Cash and cash equivalents at beginning of period ....................................     42,821      79,596
                                                                                        --------    --------
Cash and cash equivalents at end of period ..........................................   $ 38,403    $ 51,364
                                                                                        ========    ========

     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1998

(1)      General

         (a)      Description of Business

                  The primary business objective of Heartland Wireless Communications, Inc. (the "Company") is to develop, own and operate single family unit ("SFU") and multiple-dwelling unit ("MDU") subscription video businesses and retail high-speed digital Internet access businesses (on a developmental basis in 1998) in markets in which the Company owns or leases sufficient wireless cable channel rights that will allow the Company to best utilize its spectrum and maximize its return on investment. The Company holds wireless cable channel rights primarily in small to mid-size markets located in the central United States. At June 30, 1998, the Company had wireless cable television systems in operation in 57 markets and a developmental Internet access business in one market. The Company currently offers programming packages from DIRECTV, Inc. ("DIRECTV") to certain MDU subscribers in 48 of its 57 markets. In addition, in August 1998, the Company will launch its DIRECTV offering to SFU subscribers in 41 markets.

         (b)      Liquidity and Capital Resources

                  Wireless cable television and, to a lesser extent, high-speed Internet access businesses are capital intensive. Since inception, the Company has expended funds to lease or otherwise acquire channel rights and operating subscription video systems in various markets, to construct new subscription video systems and to finance system operating losses. The Company's primary sources of capital have been from subscription fees, the sale of the Company's common stock, debt financing and the sale of wireless cable channel rights that are not part of the Company's strategic plan. The growth of the Company's business requires substantial investment in capital expenditures for SFU and MDU subscriber growth, the development of alternative spectrum usages such as high-speed Internet access, and the launch of additional markets for subscription video and/or Internet access businesses.

                  The Company does not expect to generate sufficient cash flow in 1998 and beyond to implement its business plan and service the Company's existing indebtedness. Accordingly, in January 1998, the Company retained the investment banking firm of Wasserstein Perella & Co., Inc. ("Wasserstein") as its financial advisor to assist the Company in analyzing all options available to finance the Company's business plan and recapitalize the Company. Such options may include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements, sales of assets including wireless cable systems and channel rights, and/or a recapitalization or restructuring of the Company's debt and/or equity, including converting part or all of the Company's existing indebtedness and related interest obligations into equity of the Company (see Note 3 of Notes to Condensed Consolidated Financial Statements).

                  The Company's ability to implement such options is limited by the indentures governing its $115.0 million in original principal amount of 13% Senior Notes due 2003 (the "13% Notes") and $125.0 million in original principal amount of 14% Senior Notes (the "14% Notes") due 2004 (collectively, the "Senior Notes"), and the agreements governing its issuance of $40.2 million of 9% Convertible Subordinated Discount Notes due 2004 (the "Convertible Notes"). There can be no assurance that the Company will be able to enter into new financing arrangements or a recapitalization or restructuring in a timely manner and on terms satisfactory to the Company.

                  In conjunction with an ongoing evaluation of the Company's capital structure by management and in consultation with the Company's financial advisor, on April 15, 1998, the Company announced that it would not make a semiannual interest payment due on that date of $7.5 million on the 13% Notes. Failure to make this interest payment permits the trustee or the holders of 25% or more in principal amount of the 13% Notes to accelerate payment of the 13% Notes and all unpaid and accrued interest thereon. Acceleration of the 13% Notes permits the trustee and holders of 25% or more in principal amount of the Company's 14% Notes to accelerate payment of the 14% Notes and all unpaid and accrued interest thereon. The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under either the 13% Notes or the 14% Notes in the event that any of such indebtedness is accelerated. At June 30, 1998 the principal amounts outstanding under the Senior Notes had been classified as a current liability in the accompanying condensed consolidated balance sheet in accordance with EITF 86-30. As of August 12, 1998, principal and interest under the Senior Notes had not been accelerated.

         (c)      Going Concern

                  The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The default by the Company under the indentures governing the 13% Notes and the restrictions on the Company's ability to obtain additional financing raise doubt about the continuation of the Company as a going concern without the consummation of an agreement with holders of the Senior Notes to recapitalize the Company or restructure the Senior Notes. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management of the Company believes that at June 30, 1998, the Company had adequate working capital to sustain operations, excluding interest and principal payments on the Senior Notes and Convertible Notes, at least through 1999.

                  The Company believes that its business strategy as discussed herein and in prior public filings should facilitate the consummation of a financial recapitalization or restructuring in a timely manner and on terms acceptable to the Company by demonstrating the long-term value of the Company's assets. However, no assurance can be provided that such recapitalization or restructuring will be consummated in a timely manner and on terms and conditions acceptable to the Company and third parties.

         (d)      Principles of Consolidation

                  The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for using the equity method and investments less than 20% are accounted for using the cost method.

         (e)      Interim Financial Information

                  In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (f)      Net Loss Per Common Share

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

                  Net loss per basic and diluted common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 19,704,000 and 19,645,000 for the three-month periods ended June 30, 1998 and 1997, respectively, and 19,694,000 and 19,615,000 for the six months ended June 30, 1998 and 1997, respectively. The potentially dilutive effect of the Company's outstanding stock options and warrants has not been considered in the computation of diluted net loss per common share since their effect would be antidilutive.

(2)      Impairment of Long-Lived Assets

         Under Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), companies are not required to actively search for impairment of assets that are employed in the business or to perform an asset-by-asset analysis to determine if impairment exists. A review is required only when events or circumstances indicate that an impairment might exist. At that point, expected future undiscounted cash flows from the use of each asset must be estimated and compared with its book value to determine if impairment exists. Any impairment loss is then computed as the amount by which the asset's book value exceeds its fair value.

         In the second quarter ended June 30, 1998, the Company reviewed the book value of certain assets associated with certain undeveloped markets and determined that cash flows from operations currently would not be adequate to fund the capital outlay required to build out such markets and, because of the Company's recent default on its interest payment due on the 13% Notes, outside financing for this purpose may not be readily available prior to consummating a financial recapitalization or restructuring. Therefore, in accordance with SFAS No. 121, the wireless cable channel licenses and leases in these undeveloped markets were individually evaluated and written down to fair value.

         As a result, the Company recorded a $17.7 million asset impairment charge in the second quarter of 1998 in order to reflect its undeveloped wireless cable channel licenses and leases at estimated fair value. This charge related to licenses and leases in 34 of the Company's non-operating markets and was recorded after considering, among other things, recent market transactions of a similar nature within the industry, the availability of willing buyers for channel licenses and leases in each undeveloped market, and the present value of cash flows projected to be generated if the markets were developed.

         The Company will continue to review these licenses and leases for impairment as well as for possible future development of its subscription video and Internet lines of business if its financial recapitalization or restructuring is successful and capital funds for build-out become available.

         Additionally, based on the current depressed market condition of the wireless cable industry and the continuing losses of CS Wireless Systems, Inc. ("CS Wireless"), management re-evaluated the goodwill (excess basis over the Company's equity in the underlying net assets) associated with its investment in CS Wireless. Accordingly, during the second quarter ended June 30, 1998, the Company wrote off $6.8 million of excess basis in its 36% equity interest in CS Wireless. The loss is reflected in equity in losses of affiliates on the Company's condensed consolidated statement of operations and as a reduction of investments in affiliates on the Company's condensed consolidated balance sheet.

(3)      Financial Recapitalization/Restructuring

         As noted above, the Company has retained Wasserstein as its financial advisor to assist the Company in evaluating all options available to finance the Company's business plan and recapitalize the Company. In June 1998, an unofficial ad hoc committee purporting to represent at least 66 2/3% of the holders of the Senior Notes (the "Ad Hoc Committee") hired Jefferies & Co., Inc. ("Jefferies") as the Ad Hoc Committee's financial advisor. The Company and Wasserstein have had preliminary discussions with Jefferies regarding specific recapitalization proposals. The Company continues to pursue recapitalization and restructuring alternatives with all debt holders on a consensual basis. There can be no assurance, however, that any such alternatives will be acceptable to any or all such parties.

         The Company may not be able to obtain the consents necessary from the holders of the Senior Notes for a consensual, out-of-court restructuring. In this event, if the Company believes that it is able to obtain the requisite votes from debt holders supporting a "prenegotiated" or "prepackaged" plan of reorganization (the "Plan") that is acceptable to the Company, then the Company intends to formally solicit consents from the holders of the Senior Notes, Convertible Notes and certain other impaired creditors to approve such a Plan, file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, and seek confirmation of the Plan as promptly thereafter as possible. There can be no assurance that, if filed, such Plan will be approved by any creditors or confirmed in any formal proceeding.

(4)      Comprehensive Income (Loss)

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) for the Company does not differ from net income (loss). Comprehensive income (loss) and net loss for the six months ended June 30, 1998 and 1997 was $75.8 million and $63.4 million, respectively.

(5)      Contingencies

         On July 15, 1998, a purported class action lawsuit was filed in State District Court in Kleberg County, Texas, styled Richard H. Thompson, et al. v. Heartland Wireless Communications, Inc., David E. Webb and John
         R. Bailey (98-371-d) (the "Thompson Suit"). The Thompson Suit alleges violations of the Texas Securities Act and Texas common law. The plaintiff alleges that defendants misrepresented or failed to disclose material facts about the business prospects and financial condition of the Company, and overstated revenues, consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") and subscriber numbers. The plaintiff seeks to certify a class to represent all persons who acquired the securities of the Company during the period from November 15, 1995 through March 20, 1997 (the "Class Period"), including all persons who purchased or acquired securities that were offered or sold by defendants during the Class Period. The plaintiff seeks money damages, interest, attorneys' fees and costs, as well as equitable and/or injunctive relief with respect to any proceeds derived from defendants' stock sales.

         On May 27, 1998, a purported class action lawsuit was filed in State District Court in Brooks County, Texas, styled Azalia Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television

         (98-60898-1) (the "Garcia Suit"). The Garcia Suit alleges that the late fees charged by the Company are not reasonably related to the costs incurred by the Company as a result of late payment of accounts. The plaintiff seeks to certify a class to represent all persons currently receiving cable service from the Company or who have been charged a late fee in the past by the Company. The plaintiff seeks a declaration that any contractual provisions for the Company's late fees are void or usurious, and seeks money damages, interest, attorneys' fees and costs.

         The Company believes it has meritorious defenses to both of the above lawsuits and is vigorously defending these actions.

         The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

OVERVIEW

The Company develops, owns and operates wireless cable television systems and channel rights in small to mid-size markets in the central United States. The Company currently offers its subscribers local off-air VHF/UHF channels, as well as premium and basic cable television programming channels such as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, TNT, Nickelodeon, Turner Classic Movies, The Weather Channel, Fox Sports, Discovery, the Nashville Network, A&E and other popular cable television networks.

The Company currently offers programming packages from DIRECTV to certain MDU subscribers in 48 of its 57 markets. In addition, in August 1998, the Company will launch its DIRECTV offering to SFU subscribers in 41 markets. In June 1998, the Company launched a developmental high-speed Internet access business in Sherman, Texas and, subject to the results in the Sherman market, anticipates launching Internet services in up to three other existing markets by the end of 1998. At June 30, 1998, the Company had wireless cable channel rights in 90 markets, including 57 markets with subscription video systems in operation, providing service to approximately 170,000 subscribers. In addition, the Company owns approximately 20% of the outstanding common stock of Wireless One, Inc. ("Wireless One") and approximately 36% of the outstanding common stock of CS Wireless.

FORWARD LOOKING STATEMENTS

In addition to the matters noted elsewhere in this Quarterly Report on Form 10-Q, the statements contained in this report relating to the Company's operating results and plans and objectives of management for future operations, including plans or objectives relating to the Company's business strategy, financing and financial recapitalization and restructuring needs, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) the Company's ability to recapitalize and/or restructure its existing indebtedness and access additional capital to finance its current business plan, (ii) business and economic conditions in the Company's existing markets, (iii) the Company's ability to implement a successful marketing plan and competitive price structure to produce subscriber growth, (iv) the successful implementation and launch of the Company's MDU and SFU alliances with DIRECTV, (v) regulatory and interference issues, including the grant of two-way transmission authority and pending applications for new licenses or for modification of existing licenses and the grant of applications for new licenses and license modification applications that have not yet been filed with the Federal Communications Commission ("FCC"), (vi) the successful launch and marketing of the Company's high-speed Internet access business, and (vii) competitive products and services, as well as those matters discussed specifically elsewhere herein. Consequently, the actual future results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

GOING CONCERN; FINANCIAL RECAPITALIZATION/RESTRUCTURING

In conjunction with an ongoing evaluation of the Company's capital structure by management and in consultation with the Company's financial advisor, on April 15, 1998, the Company announced that it would not make a semiannual interest payment due on that date of $7.5 million on the 13% Notes. Failure to make this interest payment permits the trustee or the holders of 25% or more in principal amount of the 13% Notes to accelerate payment of the 13% Notes and all unpaid and accrued interest thereon. Acceleration of the 13% Notes permits the trustee and holders of 25% or more in principal amount of the Company's 14% Notes to accelerate payment of the 14% Notes and all unpaid and accrued interest thereon. The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under either the 13% Notes or the 14% Notes in the event that any of such indebtedness is accelerated. Accordingly, at June 30, 1998 the principal amounts outstanding under the Senior Notes have been classified as a current liability in accordance with EITF 86-30. As of August 12, 1998, principal and interest under the Senior Notes had not been accelerated.

The default by the Company under the indentures governing the 13% Notes and the restrictions on the Company's ability to obtain additional financing raise doubt about the continuation of the Company as a going concern without the consummation of an agreement with holders of the Senior Notes to recapitalize the Company or restructure the Senior Notes.

The Company continues to retain Wasserstein as its financial advisor to assist the Company in evaluating all options available to finance the Company's business plan and recapitalize the Company. The Company and Wasserstein have had preliminary discussions with the Ad Hoc Committee's financial advisor regarding specific recapitalization and restructuring proposals. The Company continues to pursue recapitalization and restructuring alternatives with all debt holders on a consensual basis. There can be no assurance, however, that any such alternatives will be acceptable to any or all such parties.

The Company may not be able to obtain the consents necessary from the holders of the Senior Notes for a consensual, out-of-court restructuring. In this event, if the Company believes that it is able to obtain the requisite votes from the debt holders supporting a "prenegotiated" or "prepackaged" plan of reorganization (the "Plan") that is acceptable to the Company, then the Company intends to formally solicit consents from the holders of the Senior Notes, Convertible Notes and certain other impaired creditors to approve such a Plan, file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, and seek confirmation of the Plan as promptly thereafter as possible. There can be no assurance that, if filed, such Plan will be approved by any creditors or confirmed in any formal proceeding.

The Company believes that its business strategy as discussed herein and in prior public filings should help the Company consummate a financial recapitalization or restructuring in a timely manner and on terms acceptable to the Company by demonstrating the long-term value of the Company's assets. However, there can be no assurance that such recapitalization or restructuring will be consummated.

LIQUIDITY AND CAPITAL RESOURCES

Wireless cable television and, to a lesser extent, high-speed Internet access businesses are capital intensive. Since inception, the Company has expended funds to lease or otherwise acquire channel rights and operating subscription video systems in various markets, to construct new subscription video systems and to finance system operating losses. The Company's primary sources of capital have been from subscription fees, the sale of the Company's common stock, debt financing and the sale of wireless cable rights that are not part of the Company's strategic plan. The growth of the Company's business requires substantial investment in capital expenditures for SFU and MDU subscriber growth, the development of alternative spectrum usages such as high-speed Internet access, and the launch of additional markets for subscription video and/or Internet access businesses.

The Company estimates that a launch of a wireless cable analog video system in a typical market will involve the initial expenditure of approximately $820,000 to $1.3 million for transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower. In addition, installation costs for each SFU subscriber are approximately $465 for boxed technology and approximately $400 for boxless technology. These installation costs include expenditures for equipment, labor, overhead charges and direct commissions. The Company expects that installation costs for each new SFU subscriber who receives the DIRECTV programming service will be approximately $390 to $275, depending on whether the installation is in a boxed or boxless market. At June 30, 1998, the Company had 26 and 31 boxed and boxless systems, respectively. The Company believes the average incremental installation costs will continue to decrease as (1) subscribers are added in boxless systems and (2) combination DIRECTV subscribers are added.

The Company converted two operating systems from a boxed to a boxless technology in 1998 and plans to convert additional operating systems to realize future cost savings. The Company is able to use boxed inventory removed from converted markets to equip new subscribers in other boxed technology markets. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. The Company estimates the launch of a developmental Internet access business will require initial incremental capital expenditures of approximately $250,000 per market. Operating losses are likely to be incurred by both a video and Internet access business during the start-up period. Subject to the consummation of a financial recapitalization or restructuring, the Company has determined to delay the launch of any new wireless cable television markets temporarily.

Cash used in operations of the Company was $6.3 million for the six months ended June 30, 1998, compared to $29.0 million during the first half of 1997. The increase in cash from operations during 1998 was primarily due to lower programming costs as a result of fewer subscribers and lower SG&A expenses related to labor savings and efficiencies at the market level, as well as nonpayment in the current year of accrued interest on the 13% Notes.

Cash provided by investing activities was $2.5 million during the first six months of 1998, compared to $1.5 million in the same period last year. Cash provided by/used in investing activities principally relates to the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of wireless cable channel rights that are not a part of the Company's strategic plan. During the six months ended June 30, 1998, cash used in investing activities included the sale of debt securities held in the Company's escrow account for payment of interest on the 14% Notes, purchases of subscriber equipment and the upgrade of transmission equipment in certain markets. Cash provided by investing activities during the first half of 1997 included receipt of $13.3 million in cash from CS Wireless for partial payment on a note receivable and sales of debt securities totaling $11.9 million, offset by the Company's acquisition of operating systems in Woodward and Watonga, Oklahoma for $1.6 million.

Net cash used in financing activities was $614,000 for the six months ended June 30, 1998, compared to $770,000 during the same period of 1997. Expenditures in both periods primarily relate to principal payments on obligations related to capital leases and various prior period acquisitions.

At June 30, 1998, the Company had approximately $38.4 million of cash and cash equivalents, and $1.4 million of restricted cash.

FUTURE CASH REQUIREMENTS

As of June 30, 1998 the Company had $240.0 million principal amount of Senior Notes outstanding, approximately $55.0 million in accreted principal amount of Convertible Notes outstanding and approximately $15.8 million principal amount of installment notes outstanding payable to the FCC for the Company's basic trading area ("BTA") authorizations (net of BTA lease payments from CS Wireless). In April 1997, the Company disbursed all of the remaining funds in the escrow account established in connection with the indentures governing the 13% Notes and in April 1998 the Company disbursed all of the funds in the escrow account established in connection with the indenture governing the 14% Notes. Cash interest obligations on the 13% Notes and the 14% Notes total approximately $16.2 million every six months or $32.4 million per year (excluding any interest payable as a result of delinquent interest payments). Excluding the principal amounts and accrued but unpaid interest on the Senior Notes, the Company is obligated to pay approximately $988,000 in principal and interest on installment notes for its basic trading areas or BTAs, and $546,000 in operating leases and other notes payable for the third and fourth quarters in the fiscal year ending December 31, 1998. As of June 30, 1998, the Company had outstanding trade payables of approximately $1.1 million. In November 1998, the Company will be required to make quarterly principal payments (in addition to interest) on its debt incurred in connection with the 1996 BTA auction, with amortized payments ranging from $250,000 in November 1998 to $525,000 in May 2006 (net of BTA lease payments from CS Wireless). In November 1999, the Company will be required to make its first semiannual cash interest payment of approximately $2.8 million on the Convertible Notes.

As discussed above, pending the outcome of its recapitalization and financing efforts, the Company temporarily has suspended new wireless cable television system launches. The Company remains committed to its long-term business plan, subject to the recapitalization and financing issues discussed herein. This business plan consists of (1) achieving moderate SFU subscriber growth through traditional analog video service in selected markets, (2) pursuing SFU and MDU subscriber and revenue growth through cooperative marketing alliances with DIRECTV, (3) developing and testing Internet access service to small and mid-size businesses in several markets, (4) launching several new markets that offer MDU, Internet and SFU subscriber growth opportunities, and (5) pursuing recapitalization and financing alternatives to allow the Company to carry out this business plan.

Despite the Company's efforts to conserve capital and the improvement in its EBITDA during the second half of 1997 and the first half of 1998, the Company does not expect to generate sufficient cash flow in 1998 and beyond to implement its business strategy and service the Company's existing indebtedness. As a result, the implementation of the above-described business strategy is subject to and dependent upon obtaining additional capital and recapitalizing or restructuring the Company's current debt on terms and conditions acceptable to the Company and in a timely manner. This may include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements, sales of assets including wireless cable systems and channel rights, and/or a recapitalization or restructuring of the Company's debt and/or equity, including converting part or all of the Company's existing indebtedness and related interest obligations into equity of the Company.

The Company's ability to implement such options is limited by the indentures governing the Senior Notes and the agreements governing the Convertible Notes. There can be no assurance that the Company will be able to enter into new financing arrangements or a recapitalization or restructuring in a timely manner and on terms satisfactory to the Company that will enable the Company to implement the above-described business strategy. Management of the Company believes that at June 30, 1998, the Company had adequate working capital to sustain operations, excluding interest and principal payments on the Senior Notes and Convertible Notes, at least through 1999.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

Revenues; Subscribers. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. The Company's revenues for the second quarter of 1998 were $18.6 million, compared to $19.8 million for the second quarter of 1997. Revenues for the six months ended June 30, 1998 were $37.7 million compared to $38.9 million for the same period last year. Revenues decreased for both periods primarily due to a decrease in average subscribers from 200,500 for the quarter ended June 30, 1997 to 172,630 for the quarter ended June 30, 1998, and from 196,500 for the six months ended June 30, 1997 to 171,150 for the same period of 1998. The decrease in average subscribers is primarily due to (i) the Company's inability to hire and train a qualified sales force as quickly as it had anticipated, (ii) the delayed launch of the Company's marketing plan for its combined DIRECTV offerings until the third quarter of 1998, (iii) an increase as of January 1, 1998 in the Company's equivalent basic unit or "EBU" conversion rate for calculating MDU subscribers (discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998),
(iv) the transfer of one operating system (and its associated revenues) to CS Wireless in December 1997 and (v) stricter credit policies for approving new customers.

As noted above, the number of subscribers has decreased since the second quarter of 1997. Although the Company has successfully attracted higher quality subscribers, as measured by the Company's decreasing bad debt expense, the overall number of subscribers has declined and has resulted in a corresponding decrease in revenue. The Company recognizes that long-term subscriber growth is critical for sustainable EBITDA growth and the ongoing viability of its subscription video business. Although there can be no assurance that such long-term growth will be achieved, the Company believes that with its enhanced programming offering from DIRECTV, and continuing improvement in other operational areas, it can achieve and maintain such long-term subscriber growth. Additionally, although the number of subscribers of its subscription video business has decreased since the second quarter of 1997, average recurring revenue per subscriber increased 7% for the second quarter ended June 30, 1998 to $34.04 from $31.84 for the same period last year and 9% for the six months ended June 30, 1998 to $34.06 from $31.19 for the same period last year. This increase reflects overall higher average subscription rates, as lower priced packages are replaced with upgraded offerings.

As discussed above, the Company will launch its SFU DIRECTV product in 41 markets in August 1998. This launch involves reorganizing individual market channel line-ups to accommodate and avoid redundancies with DIRECTV's programming line-ups. In the short-term, the number of subscribers in these markets may decline and cause a temporary increase in the Company's churn rate, as some existing subscribers may not wish to purchase DIRECTV services and might be dissatisfied with the revised channel lineups that the Company will provide in those markets. The Company believes that any temporary decline caused by this reorganization will be more than offset by new subscribers and additional revenues that the Company will generate through its alliance with DIRECTV.

Systems Operations. Systems operations expenses include programming costs, channel lease payments, labor and overhead, costs of service calls and churn, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. Systems operations expense was $9.0 million for the second quarter of 1998, versus $11.3 million for the second quarter of 1997. As a percentage of revenues, systems operations expense was 48.2% for the second quarter of 1998, compared to 57.0% for the second quarter of 1997. For the six months ended June 30, 1998, systems operations expense was $18.3 million or 48% of revenue, compared to $20.1 million or 52% of revenue for the first six months of 1997. The decrease in systems operations expense was primarily due to lower programming costs as a result of (i) fewer subscribers and (ii) increasing the Company's EBU conversion rate which resulted in fewer MDU subscribers. This decrease was slightly offset by programming rate increases from certain providers. In addition, the Company experienced higher service call expense during the second quarter and first six months of 1997 due to installation corrections at certain subscriber households and an increase in expenses related to the recovery of equipment from disconnected subscribers.

Selling, General and Administrative ("SG&A"). SG&A expense for the second quarter of 1998 decreased 20% to $8.9 million from $11.1 million during the same period in 1997. As a percentage of revenues, SG&A was 47.6% in the second quarter of 1998 compared with 56.1% for the second quarter of 1997. SG&A expense for the first six months of 1998 decreased 15.8% to $18 million from $21.4 million for the same period last year. As a percentage of revenues, SG&A was 48% for the first half of 1998 compared to 55% for the same period last year. SG&A decreased over the periods presented due to lower bad debt expense resulting from improved credit screening and collection procedures and as a result of labor savings and efficiencies realized from consolidation of management and staff in certain markets.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and direct commissions. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheet. Depreciation and amortization expense was $11.2 million and $22.5 million for the quarter and six months ended June 30, 1998, respectively, compared to $16.5 million and $27.6 million for the quarter and six months ended June 30, 1997, respectively. The decrease in depreciation and amortization expense primarily was due to $8 million in write-offs of subscriber equipment during the third quarter of 1997 related to obsolete equipment and disconnected equipment not recovered from subscribers' homes. This decrease was slightly offset by a change in the amortization period of the nonrecoverable portion of subscriber installation costs from four years to three years in the third quarter of 1997 and additional amortization expense on the costs of BTA channel rights that began in the fourth quarter of 1997.

Impairment of Long-Lived Assets. Under SFAS No. 121 companies are not required to actively search for impairment of assets that are employed in the business or to perform an asset-by-asset analysis to determine if impairment exists. A review is required only when events or circumstances indicate that an impairment might exist. At that point, expected future undiscounted cash flows from the use of each asset must be estimated and compared with its book value to determine if impairment exists. Any impairment loss is then computed as the amount by which the asset's book value exceeds its fair value.

In the second quarter of 1998, the Company reviewed the book value of certain assets associated with certain undeveloped markets and determined that cash flows from operations currently would not be adequate to fund the capital outlay required to build out such markets and, because of the Company's recent default on its interest payment due on the 13% Notes, outside financing for this purpose may not be readily available prior to consummating financial recapitalization or restructuring. Therefore, in accordance with SFAS No. 121, the wireless cable channel licenses and leases in these undeveloped markets were individually evaluated and written down to fair value.

As a result, the Company recorded a $17.7 million asset impairment charge in the second quarter of 1998 in order to reflect its undeveloped wireless cable channel licenses and leases at estimated fair value. This charge related to licenses and leases in 34 of the Company's non-operating markets and was recorded after considering, among other things, recent market transactions of a similar nature within the industry, the availability of willing buyers for channel licenses and leases in each undeveloped market, and the discounted future cash flows projected to be generated if the markets were developed.

The Company will continue to review these licenses and leases for impairment as well as for possible future development of its subscription video and Internet lines of business if its financial recapitalization or restructuring is successful and capital funds for build-out become available.

Additionally, based on the current depressed market condition of the wireless cable industry and the continuing losses of CS Wireless, management re-evaluated the goodwill associated with its investment in CS Wireless. Accordingly, during the second quarter ended June 30, 1998, the Company wrote off $6.8 million of excess basis in its 36% equity interest in CS Wireless.

Operating Loss. The Company generated operating losses of $25.2 million for the second quarter of 1998, compared to $19.1 million for the second quarter of 1997. Operating losses for the six months ended June 30, 1998 were $35.9 million compared to $30.2 million for the same period last year.

Excluding the write-down of the Company's undeveloped licenses and leases, operating losses improved by 46% for the quarter and 30% for the six month period ended June 30, 1998. EBITDA was $791,000 for the second quarter of 1998, compared to negative $2.6 million in the second quarter of 1997. EBITDA for the six months ended June 30, 1998 was $1.5 million compared to negative $2.5 million for the six months ended June 30, 1997. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of funds available for discretionary or other liquidity purposes.

In order to fully utilize its current resources and increase subscriber growth, the Company expects that it will be required to continue to increase advertising expenditures which may negatively impact EBITDA in the short term.

Interest Income. Interest income was $675,000 and $1.5 million for the quarter and six months ended June 30, 1998, compared to $1.5 million and $3.3 million for the quarter and six months ended June 30, 1997. The decrease in interest income is due to higher interest earnings during 1997 on larger escrowed balances segregated for the payment of interest on the Senior Notes and higher interest earnings on a note receivable that was partially repaid during the second and third quarters of 1997.

Interest Expense. Interest expense was $10.0 million for the second quarter of 1998 and 1997 and $20.0 million for the six months ended June 30, 1998, compared to $19.9 million for the six months ended June 30, 1997. Interest expense remained stable even though average borrowings for the six months ended June 30, 1998 increased approximately $5.0 million compared to the same prior year period. However, this increase was due to the accretion of interest to the principal balance of the Company's Convertible Notes.

Equity in Losses of Affiliates. The Company owns approximately 20% of the outstanding common stock of Wireless One and approximately 36% of the outstanding common stock of CS Wireless. Equity in losses of affiliates was $13.3 million and $18.7 million for the quarter and six months ended June 30, 1998, respectively, compared to $8.3 million and $16.6 million for the same periods of 1997, respectively. During the second quarter of 1998, the Company wrote off $6.8 million of goodwill representing its basis in excess of its equity in the net assets of CS Wireless, based on the depressed condition of the wireless cable industry and CS Wireless' continuing losses. Excluding this write-off, losses from affiliates for the quarter and six months ended June 30, 1998 were lower than the same periods last year due to the exclusion of losses from Wireless One in 1998 following the Company's write-down of its investment in Wireless One to zero in November 1997.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $50.6 million, or $2.57 per basic and diluted common share, during the second quarter of 1998, versus $35.8 million, or $1.82 per basic and diluted common share, during the second quarter of 1997. During the six months ended June 30, 1998, the Company incurred net losses of $75.8 million or $3.85 per basic and diluted common share, compared to $63.4 million or $3.23 per basic and diluted common share for the six months ended June 30, 1997. As discussed above, the increase in net losses is primarily due to the write-down of $17.7 million of the Company's undeveloped licenses and $6.8 million of goodwill associated with the Company's investment in CS Wireless during the second quarter of 1998. Excluding these write-downs, net losses improved over the periods presented due to decreases in systems operations expense, SG&A and depreciation and amortization expense.

BALANCE SHEET

Subscriber Receivables. Subscriber receivables decreased from $2.2 million at December 31, 1997 to $1.8 million at June 30, 1998 as a result of stricter credit screening policies and improved collections procedures. The Company's monthly churn rate also has declined from an average of 4.6% at December 31, 1997 to 3.5% in the first quarter of 1998 to 3.2% in the second quarter of 1998.

Investments in Affiliates. As discussed above, based on the depressed valuations in the wireless cable industry and CS Wireless' continuing losses, the Company wrote-off $6.8 million of excess basis in its 36% equity interest in CS Wireless during the second quarter ended June 30, 1998.

Current Liabilities. Accounts payable and accrued expenses increased from $17.4 million at December 31, 1997 to $26.2 million at June 30, 1998. This increase was primarily due to additions to accrued interest on the Company's Senior Notes as a result of the Company's election in April 1998 not to make an interest payment of approximately $7.5 million on the 13% Notes. At June 30, 1998, accrued interest payable amounted to approximately $14.4 million. In addition, as a result of the Company's decision not to make its semi-annual interest payment on its 13% Notes and the noteholders' right to accelerate all principal amounts due under the 13% and 14% Notes, these principal balances have been reflected as a current liability on the Company's condensed consolidated balance sheet as of June 30, 1998.

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

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for the Year 2000 compliance. The Company anticipates that all reprogramming efforts will be complete by early 1999, which the Company believes will allow adequate time for testing and implementation before January 1, 2000. To date, confirmations have been received from the Company's primary information processing vendors that plans are being developed to address the processing of transactions in the Year 2000. However, the Company is uncertain of the expense associated with the Year 2000 compliance and related potential effect on the Company's results of operations.

FUTURE OPERATING RESULTS

The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including those described under "Forward Looking Statements" above.

The rate of future growth of the Company's subscription video and other subscribers cannot be estimated with precision or certainty. Successful implementation of the Company's business strategy, the Company's ability to obtain timely financing on acceptable terms and the recapitalization of the Company would have a significant impact on the Company's operating and financial performance in 1998 and beyond. In addition, the Company cannot quantify the potential impact on its 1998 financial performance of the implementation of its business strategy.

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

RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 15, 1998, a purported class action lawsuit was filed in State District Court in Kleberg County, Texas, styled Richard H. Thompson, et al. v. Heartland Wireless Communications, Inc., David E. Webb and John R. Bailey (98-371-d). The Thompson Suit alleges violations of the Texas Securities Act and Texas common law. The plaintiff alleges that defendants misrepresented or failed to disclose material facts about the business prospects and financial condition of the Company, and overstated revenues, EBITDA and subscriber numbers. The plaintiff seeks to certify a class to represent all persons who acquired the securities of the Company during the period from November 15, 1995 through March 20, 1997, including all persons who purchased or acquired securities that were offered or sold by defendants during the Class Period. The plaintiff seeks money damages, interest, attorneys' fees and costs, as well as equitable and/or injunctive relief with respect to any proceeds derived from defendants' stock sales.

On May 27, 1998, a purported class action lawsuit was filed in State District Court in Brooks County, Texas, styled Azalia Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1). The Garcia Suit alleges that the late fees charged by the Company are not reasonably related to the costs incurred by the Company as a result of late payment of accounts. The plaintiff seeks to certify a class to represent all persons currently receiving cable service from the Company or who have been charged a late fee in the past by the Company. The plaintiff seeks a declaration that any contractual provisions for the Company's late fees are void or usurious, and seeks money damages, interest, attorneys' fees and costs.

The Company believes it has meritorious defenses to both of the above lawsuits and is vigorously defending these actions.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company ("Annual Meeting") was held on June 12, 1998. Each of the following persons, who constituted all of the Company's nominees for director, were elected at the Annual Meeting to serve on the Board of Directors of the Company:



                                          Votes            Votes         Broker
                                           For            Withheld      Non-Votes
                                        ----------        --------      ---------
Jack R. Crosby                          17,424,258        235,885          0
J.R. Holland, Jr.                       17,525,170        134,973          0
Carroll D. McHenry                      17,528,395        131,748          0
Terry S. Parker                         17,526,170        133,973          0
John A. Sprague                         17,527,895        132,248          0
L. Allen Wheeler                        17,521,169        138,974          0


At the Annual Meeting, the stockholders also voted to ratify the selection of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1998:



                                          Votes           Votes                          Broker
                                           For           Against          Abstained     Non-Votes
                                        ----------       -------          ---------     ----------
                                        17,474,487        59,115           126,541           0


ITEM 5.  OTHER INFORMATION

As noted in the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") has notified the Company that it has failed to maintain a closing bid price of at least $1.00 for 30 consecutive trading days in violation of Nasdaq's Marketplace Rule 4450(a)(5). In addition, the Company was notified on July 6, 1998 that it has failed to meet the net tangible asset requirement of $4 million in violation of Nasdaq's Marketplace Rule 4450(a)(3). On July 17, 1998, the Company requested a waiver of compliance with Marketplace Rule 4450(a)(5) and a hearing before a panel authorized by the National Association of Securities Dealer, Inc. to appeal any delisting decision based on the closing bid price requirement. The Company also requested a waiver of compliance with Marketplace Rule 4450(a)(3) regarding the net tangible asset requirement. On July 27, 1998, Nasdaq granted the Company a hearing, which will be held on September 2, 1998 in Washington, D.C. Any interim delisting action by Nasdaq has been stayed, pending the results of that hearing. At the hearing, the Company will be allowed to present its case for continued inclusion in the Nasdaq National Market, based on its ability to regain and maintain compliance with all Nasdaq listing requirements. If the panel determines that the Company's common stock should be delisted, such delisting could occur as early as September 2, 1998. In this event, the Company would evaluate its procedural remedies under Nasdaq's Marketplace Rules at such time. Any such delisting could adversely affect the liquidity of the Company's common stock.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  *10.1 Agreement between DIRECTV and Heartland Wireless Communications, Inc. dated April 5, 1998.

                  **10.2 Employment Agreement between Heartland Wireless Communications, Inc. and Christopher P. Dailledouze dated April 8, 1998.

                  **10.3 Employment Agreement between Heartland Wireless Communications, Inc. and Candice A. Farley dated April 8, 1998.

                  **10.4 Employment Agreement between Heartland Wireless Communications, Inc. and J. Curtis Henderson dated April 8, 1998.

                  **10.5 Employment Agreement between Heartland Wireless Communications, Inc. and Marjean Henderson dated April 8, 1998.

                  **10.6 Employment Agreement between Heartland Wireless Communications, Inc. and Randall C. May dated April 8, 1998.

                  **10.7 Employment Agreement between Heartland Wireless Communications, Inc. and Wayne M. Taylor dated April 8, 1998.

                  **27     Financial Data Schedule

--------------------------------

*Filed herewith. Confidential portions of the DIRECTV Agreement and exhibits thereto have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request ("CTR") pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The Company will provide without charge, upon written request, a copy of exhibits to the DIRECTV Agreement, with confidential portions omitted pursuant to the CTR.

**Filed herewith.

         (b)      REPORTS ON FORM 8-K

1. On April 15, 1998 the Company filed a Current Report on Form 8-K dated April 15, 1998 regarding the Company's determination not to make an interest payment on the 13% Notes.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 1998          HEARTLAND WIRELESS COMMUNICATIONS, INC.



                                 By:  /s/ Carroll D. McHenry
                                      ------------------------------------------
                                      Carroll D. McHenry
                                      Chairman of the Board, President and Chief
                                      Executive Officer (Principal Executive
                                      Officer)



                                 By:  /s/ Marjean Henderson
                                      ------------------------------------------
                                      Marjean Henderson
                                      Senior Vice President and Chief Financial
                                      Officer (Principal Financial Officer)

                                Index to Exhibits




Exhibit
Number            Description
-------           -----------

     10.1   Agreement between DIRECTV and Heartland Wireless Communications,
            Inc. dated April 5, 1998.

     10.2   Employment Agreement between Heartland Wireless Communications, Inc.
            and Christopher P. Dailledouze dated April 8, 1998.

     10.3   Employment Agreement between Heartland Wireless Communications, Inc.
            and Candice A. Farley dated April 8, 1998.

     10.4   Employment Agreement between Heartland Wireless Communications, Inc.
            and J. Curtis Henderson dated April 8, 1998.

     10.5   Employment Agreement between Heartland Wireless Communications, Inc.
            and Marjean Henderson dated April 8, 1998.

     10.6   Employment Agreement between Heartland Wireless Communications, Inc.
            and Randall C. May dated April 8, 1998.

     10.7   Employment Agreement between Heartland Wireless Communications, Inc.
            and Wayne M. Taylor dated April 8, 1998.

     27     Financial Data Schedule