Form 10-Q
period 1998-09-30
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1998-11-23
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               -------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------     ----------------------

                        Commission file number   0-23694
                                               -------------

                     Heartland Wireless Communications, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                    73-1435149
--------------------------------------------------------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

200 Chisholm Place, Suite 200, Plano, Texas                  75075
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code       (972) 423-9494
                                                   -----------------------------
                                       N/A
--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

         Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Shares Outstanding
                Class                                  as of November 18, 1998
                -----                                  -----------------------
    Common Stock, $.001 par value                             19,790,551

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                   1998            1997
                                                                                 ---------      ---------
                                                                                (UNAUDITED)
                                   ASSETS
Current assets:
      Cash and cash equivalents ............................................     $  34,595      $  42,821
      Restricted assets - investment in debt securities ....................           946          9,818
      Subscriber receivables, net of allowance for doubtful accounts of
            $332 in 1998 and $340 in 1997 ..................................         2,345          2,198
      Prepaid expenses and other ...........................................         1,684          1,390
                                                                                 ---------      ---------
                  Total current assets .....................................        39,570         56,227
Investments in affiliates, at equity .......................................         3,541         34,167
Systems and equipment, net .................................................        57,445        122,653
License and leased license investment, net .................................        81,595        123,369
Excess of cost over fair value of net assets acquired, net .................            --         26,226
Restricted assets - investment in debt securities ..........................           515            515
Note receivable from affiliate .............................................         2,294          2,069
Other assets, net ..........................................................         9,275          6,908
                                                                                 ---------      ---------
                                                                                 $ 194,235      $ 372,134
                                                                                 =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses ................................     $  35,773      $  17,381
      Current portion of long-term debt ....................................       296,042          1,358
                                                                                 ---------      ---------
                  Total current liabilities ................................       331,815         18,739
Long-term debt, less current portion .......................................        14,625        306,838
Minority interests in subsidiaries .........................................           149            149
Stockholders' equity:
      Common stock, $.001 par value; authorized 50,000,000 shares, issued
        19,785,193 shares in 1998 and 19,670,135 shares in 1997 ............            20             20
      Additional paid-in capital ...........................................       261,961        261,880
      Accumulated deficit ..................................................      (413,977)      (215,134)
      Treasury stock, 13,396 shares, at cost ...............................          (358)          (358)
                                                                                 ---------      ---------
                  Total stockholders' equity ...............................      (152,354)        46,408
                                                                                 ---------      ---------

                                                                                 $ 194,235      $ 372,134
                                                                                 =========      =========

     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ------------------------      ------------------------
                                                                    1998           1997           1998           1997
                                                                 ---------      ---------      ---------      ---------
                                                                        (UNAUDITED)                  (UNAUDITED)
Revenues ...................................................     $  18,213      $  19,890      $  55,934      $  58,816
                                                                 ---------      ---------      ---------      ---------

Operating expenses:
      Systems operations ...................................         8,787         10,686         27,071         29,923
      Selling, general and administrative ..................        10,432         10,002         27,774         32,230
      Depreciation and amortization ........................        12,228         24,255         34,681         51,881
         Reorganization costs ..............................           596             --          1,242             --
         Impairment of long-lived assets ...................        88,095             --        105,791             --
                                                                 ---------      ---------      ---------      ---------
        Total operating expenses ...........................       120,138         44,943        196,559        114,034
                                                                 ---------      ---------      ---------      ---------
        Operating loss .....................................      (101,925)       (25,053)      (140,625)       (55,218)
                                                                 ---------      ---------      ---------      ---------
Other income (expense):
      Interest income ......................................           646          1,370          2,137          4,641
      Interest expense .....................................       (10,040)        (9,956)       (30,005)       (29,866)
        Equity in losses of affiliates .....................       (11,681)        (8,172)       (30,340)       (24,746)
      Other expense, net ...................................            --            (36)           (10)           (22)
                                                                 ---------      ---------      ---------      ---------
        Total other income (expense) .......................       (21,075)       (16,794)       (58,218)       (49,993)
                                                                 ---------      ---------      ---------      ---------
        Loss before income taxes ...........................      (123,000)       (41,847)      (198,843)      (105,211)
Income tax .................................................            --             --             --             --
                                                                 ---------      ---------      ---------      ---------
                  Net loss .................................     $(123,000)     $ (41,847)     $(198,843)     $(105,211)
                                                                 =========      =========      =========      =========
Net loss per common share - basic and diluted ..............     $   (6.23)     $   (2.13)     $  (10.09)     $   (5.36)
                                                                 =========      =========      =========      =========


     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           ------------------------
                                                                                             1998            1997
                                                                                           ---------      ---------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
      Net loss .......................................................................     $(198,843)     $(105,211)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ................................................        34,681         51,881
        Debt accretion and debt issuance cost amortization ...........................         4,813          4,260
        Equity in losses of affiliates ...............................................        30,340         24,746
            Write down of assets due to impairment ...................................       105,791             --
        Other ........................................................................            81             --
        Changes in assets and liabilities, net of acquisitions:
            Subscriber receivables ...................................................          (147)         2,654
            Prepaid expenses and other ...............................................          (763)        (1,580)
            Accounts payable, accrued expenses and other liabilities .................        18,392         (4,850)
                                                                                           ---------      ---------
                 Net cash used in operating activities ...............................        (5,655)       (28,100)
                                                                                           ---------      ---------

Cash flows from investing activities:
         Proceeds from note receivable ...............................................            --         18,783
         Proceeds from sale of assets ................................................           236            126
      Purchases of systems and equipment .............................................       (10,438)       (25,458)
      Expenditures for license and leased licenses ...................................            --           (479)
         Proceeds from sale of debt securities .......................................         8,731         11,869
      Acquisitions, net of cash acquired .............................................            --         (1,622)
                                                                                           ---------      ---------
                 Net cash provided by (used in)  investing activities ................        (1,471)         3,219
                                                                                           ---------      ---------
Cash flows from financing activities:
         Payments on short-term borrowings and notes payable .........................        (1,100)        (1,177)
         Payment of debt issuance costs ..............................................            --           (597)
         Other .......................................................................            --            (90)
                                                                                           ---------      ---------
                 Net cash used in financing activities ...............................        (1,100)        (1,864)
                                                                                           ---------      ---------

Net decrease in cash and cash equivalents ............................................        (8,226)       (26,745)
Cash and cash equivalents at beginning of period .....................................        42,821         79,596
                                                                                           ---------      ---------
Cash and cash equivalents at end of period ...........................................     $  34,595      $  52,851
                                                                                           =========      =========

Cash paid for interest ...............................................................     $   9,775      $  26,569
                                                                                           =========      =========


     See accompanying notes to condensed consolidated financial statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998
(1)      General

         (a)      Description of Business

                  The primary business objective of Heartland Wireless Communications, Inc. (the "Company") is to develop, own and operate single family unit ("SFU") and multiple-dwelling unit ("MDU") subscription video businesses and retail high-speed Internet access businesses (on a developmental basis in 1998) in markets in which the Company owns or leases sufficient wireless cable channel rights that will allow the Company to best utilize its spectrum and maximize its return on investment. The Company holds wireless cable channel rights primarily in small to mid-size markets located in the central United States. At September 30, 1998, the Company had wireless cable television systems in operation in 57 markets and a developmental Internet access business in one of these markets. The Company also offers programming packages from DIRECTV, Inc. ("DIRECTV") in 50 markets.

         (b)      Liquidity and Capital Resources; Reorganization under
                  Chapter 11

                  Wireless cable television and high-speed Internet access businesses are capital intensive. Since inception, the Company has expended funds to lease or acquire channel rights and operating subscription video systems in various markets, to construct new subscription video systems and a developmental Internet access business, and to finance system operating losses. The Company's primary sources of capital have been from subscription fees, debt financing, the sale of the Company's common stock and the sale of wireless cable channel rights that were not part of the Company's strategic plan. The growth of the Company's businesses requires substantial investment in capital expenditures for SFU and MDU video subscriber growth, the development of alternative spectrum usages such as high-speed Internet services and the launch of additional markets. The recent approval by the Federal Communications Commission ("FCC") of flexible two-way use of the Company's spectrum could open new applications such as high-speed two-way data and fixed wireless local-loop telephony services that would require additional capital resources to develop and implement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events."

                  The Company does not expect to generate sufficient cash flows to implement its business plan and service its existing indebtedness. In January 1998, the Company retained Wasserstein Perella & Co., Inc. ("Wasserstein") as its financial advisor to assist the Company in evaluating the options available to finance the Company's business plan and recapitalize the Company. In June 1998, the Company began discussions with an unofficial ad hoc committee (the "Ad Hoc Committee") purporting to represent the holders of at least 66 2/3% of the principal amount of the Company's $115 million 13% Senior Notes ("13% Notes") due 2003 and $125 million 14% Senior Notes ("14% Notes") due 2004 (collectively, the "Senior Notes") regarding a restructuring and/or recapitalization of the Senior Notes. On October 6, 1998, the Company announced that it had reached an agreement (the "Plan Support Agreement") with the holders of a majority in principal amount of the Senior Notes to support a plan of reorganization (the "Plan of Reorganization"). This Plan of Reorganization, if consummated, will convert the Senior Notes, the Company's $40.2 million original principal amount of 9% Convertible Subordinated Discount Notes due 2004 (the "Convertible Notes"), certain litigation claims and existing common stock into new common stock and warrants of the reorganized Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Going Concern; Reorganization Under Chapter 11."

                  The Company intends to implement the Plan of Reorganization by filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") as soon as practical, and seeking confirmation of the Plan of Reorganization as promptly thereafter as possible. There can be no assurance that, if filed, such Plan of Reorganization will be confirmed or consummated. See

                  "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Going Concern; Reorganization Under Chapter 11."

         (c)      Going Concern

                  The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has elected not to make interest payments due on the Senior Notes in 1998 totaling $23.7 million. The trustee under the indentures governing the 13% Notes notified the Company in May 1998 of an event of default under such instruments. Also, the holders of the Convertible Notes notified the Company in August 1998 of an alleged event of default under the Convertible Notes for failure to make an April 1998 interest payment on the Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Going Concern; Reorganization Under Chapter 11," and "Defaults Upon Senior Securities." These defaults raise doubt about the continuation of the Company as a going concern without the consummation of the Plan of Reorganization under Chapter 11 or other similar arrangement. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and the principal amounts outstanding under the Senior Notes and Convertible Notes have been classified as short-term in the accompanying financial statements in accordance with EITF 86-30. Management of the Company believes that at September 30, 1998, the Company had adequate working capital to sustain operations, excluding interest and principal payments on the Senior Notes and Convertible Notes, at least through 1999.

                  The Company believes that the Plan of Reorganization will be consummated in the first quarter of 1999. However, no assurance can be provided that the Plan of Reorganization will be consummated in a timely manner or at all.

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

         (e)      Interim Financial Information

                  In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (f)      Net Loss Per Common Share

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 revised the previous calculation and presentation of earnings per share under APB 15 and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required and, accordingly, has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. All prior period loss per share amounts have been restated in accordance with SFAS 128.

                  Net loss per basic and diluted common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 19,749,000 and 19,677,000 for the three-month periods ended September 30, 1998 and 1997, respectively, and 19,714,000 and 19,636,000 for the nine months ended September 30, 1998 and 1997, respectively. The dilutive effect of the Company's outstanding stock options and warrants has not been considered in the computation of diluted net loss per common share since their effect would be antidilutive.

(2)      Subsequent Events

         On October 15, 1998, the Company did not make semiannual interest payments due on that date of $7.5 million on the 13% Notes and $8.75 million on the 14% Notes. The Company previously had disclosed in its public filings that it had elected not to make an interest payment of $7.5 million due on the 13% Notes in April 1998. Failure to make these interest payments could permit the trustee or the holders of 25% or more in principal amount of the Senior Notes to accelerate payment of the Senior Notes and all unpaid and accrued interest thereon. In addition, the holders of the Convertible Notes notified the Company in August 1998 of an alleged event of default under the Convertible Notes for failure to make the April 1998 interest payment on the Senior Notes. Accordingly, the principal amounts outstanding under the Senior Notes and Convertible Notes have been classified as short-term in the accompanying financial statements in accordance with EITF 86-30. The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under the Senior Notes or Convertible Notes in the event that any of such indebtedness is accelerated.

(3)      Impairment of Long-Lived Assets.

         The Company continually reviews components of its business for possible improvement of future operating strategies based on, among other things, changes in technology, competition, consumer habits and business climate. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") effective January 1, 1996. SFAS No. 121 addresses the accounting for impairment of long-lived assets and long-lived assets to be disposed of, certain indentifiable intangibles and goodwill related to those assets, provides guidelines for recognizing and measuring impairment losses, and requires that the carrying amount of impaired assets be reduced to fair value.

         During the second quarter of 1998, the Company reviewed the book value of certain assets associated with certain undeveloped markets and determined that (i) cash flows from operations would not be adequate to fund the capital outlay required to build out such markets, and (ii) because of the Company's default on its interest payment on the 13% Notes in the second quarter of 1998, outside financing for the build-out of these markets was not readily available prior to the consummation of a financial restructuring. Therefore, in accordance with SFAS No. 121, the wireless cable channel licenses and leases in these undeveloped markets were individually evaluated and written down to estimated fair value, resulting in a non-cash impairment charge of $17.7 million in the second quarter of 1998. Additionally, based on the depressed market condition of the wireless cable industry and the continuing losses of CS Wireless Systems, Inc. ("CS Wireless"), management re-evaluated the goodwill associated with its investment in CS Wireless and recorded a non-cash impairment charge of $6.8 million in the second quarter of 1998.

         Throughout the second and third quarters of 1998, the Company analyzed various recapitalization and restructuring alternatives with the assistance of its financial advisors, including consensual, out-of-court alternatives. In October 1998, the Company announced that it intended to pursue a prenegotiated Plan of Reorganization and file a voluntary petition under Chapter 11 (see note 1(b)). In connection with this Plan of

         Reorganization, the Company retained the services of a third party to assist the Company in performing a fair market valuation of substantially all of the Company's assets. While obtaining a fair market valuation of the Company's assets is not required in the normal course of business, the event of the impending Chapter 11 filing necessitated that a fair market valuation be performed on all the Company's assets including all operating assets. This valuation resulted in a non-cash impairment charge of $88.1 million for the quarter ended September 30, 1998. The impairment included:

                                                               (in thousands)
         Description
         Write-down of systems and equipment                      $ 44,512
         Write-down of license and leased license investment        18,852
         Write-down of excess of cost over fair value
            of net assets acquired                                  24,731
                                                                  --------
         TOTAL                                                    $ 88,095
                                                                  ========

         Additionally, during the third quarter of 1998, the Company wrote off $11.7 million of its investment in CS Wireless after learning in the third quarter of 1998 that CS Wireless had recorded an asset impairment charge on its financial statements of $46 million related to goodwill. This write-off is reflected in equity in losses of affiliates in the Company's September 30, 1998 statement of operations.

(4)      Comprehensive Income (Loss)

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) for the Company does not differ from net income (loss), which was $198.8 million and $105.2 million, respectively, for the nine months ended September 30, 1998 and 1997.

(5)      Contingencies

         On November 10, 1998, a purported class action lawsuit was filed in U.S. District Court for the Northern District of Texas, Dallas Division, styled Frederick S. Shehadi, et al v. David E. Webb, et al (3-98CV2660-H) (the "Shehadi Suit"). The Shehadi Suit alleges violations of federal and state securities laws and state common law. Among other things, the plaintiff alleges that certain former and current officers and directors of the Company misrepresented or failed to disclose material facts about the business prospects and financial condition of the Company, and overstated the value of the Company's assets and revenues and the number of total subscribers. The plaintiff seeks to certify a class to represent all persons who acquired the securities of the Company during the period from November 15, 1995 through August 14, 1998. The plaintiff seeks money damages, interest, attorneys' fees and costs.

         As previously disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, on July 15, 1998, a purported class action lawsuit was filed in State District Court in Kleberg County, Texas against the Company and certain former and current directors and officers (the "Thompson Suit"). The Thompson Suit alleges certain violations of state securities laws and common law. The plaintiff seeks to certify a class to represent all persons who acquired securities of the Company from November 15, 1995 through March 20, 1997 (the "Class Period"), including all persons who purchased or acquired securities that were offered or sold by the Company during the Class Period. The plaintiff seeks money damages, interest, attorneys' fees and costs, as well as equitable and/or injunctive relief with respect to any proceeds derived from defendants' stock sales.

         As previously disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, on May 27, 1998, a purported class action lawsuit was filed in State District Court in Brooks County, Texas against the Company (the "Garcia Suit"). The Garcia Suit alleges that certain administrative late fees allegedly charged by the Company are not reasonably related to the costs incurred by the Company as a result of late payment of accounts. The plaintiff seeks to certify a class to represent all persons currently receiving cable service from the Company or who have been charged a late fee in the past by the Company. The plaintiff seeks a declaration that the Company's late fees are void or usurious, and seeks money damages, interest, attorneys' fees and costs.

         On May 14, 1998, a purported class action lawsuit was filed in State District Court in Grayson County, Texas against the Company (the "Warren Suit"). The Company received notice of the Warren Suit in August 1998. The Warren Suit alleges that certain administrative late fees allegedly charged by the Company are not reasonably related to the costs incurred by the Company as a result of late payment of accounts. The plaintiff seeks to certify a class to represent all current subscribers in the state of Texas and all prior subscribers who made late fee payments to the Company. The plaintiff seeks a declaration that the Company's late fees are void or usurious, and seeks actual and punitive damages, interest, attorneys' fees and costs.

         Management of the Company believes that it is not currently feasible to predict or determine the final outcome of the above proceedings or to estimate the amounts or potential range of loss with respect to these matters. However, management believes the Company has meritorious defenses to all of the above lawsuits and is vigorously defending these actions.

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

OVERVIEW

The Company develops, owns and operates wireless cable television systems and channel rights in small to mid-size markets in the central United States. The Company currently offers its subscribers local off-air VHF/UHF channels, as well as premium and basic cable television programming channels such as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, TNT, Nickelodeon, Turner Classic Movies, The Weather Channel, Fox Sports, Discovery, the Nashville Network, A&E and other popular cable television networks. The Company also offers DIRECTV programming packages in 50 markets, selling this offering in combination with the Company's video programming and as a stand alone package. In June 1998, the Company launched a developmental high-speed Internet access business in Sherman, Texas.

At September 30, 1998, the Company had wireless cable channel rights in 90 markets, including 57 markets with subscription video systems in operation, providing service to approximately 165,000 subscribers.

FORWARD LOOKING STATEMENTS

In addition to the matters noted elsewhere in this Quarterly Report on Form 10-Q, the statements contained in this report relating to the Company's operating results and plans and objectives of management for future operations, including plans or objectives relating to the Company's Plan of Reorganization, business strategy, and financing issues, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) the Company's ability to (x) consummate its Plan of Reorganization and (y) access additional capital to finance its current business plan, (ii) business and economic conditions in the Company's existing markets, (iii) the Company's ability to implement a successful marketing plan and competitive price structure to produce subscriber growth, (iv) the successful implementation of the Company's alliances for DIRECTV programming, (v) regulatory and interference issues, including the grant of applications for two-way transmission authority and pending applications for new licenses or for modification of existing licenses and the grant of applications for new licenses and license modification applications that have not yet been filed with the FCC, (vi) the successful launch and marketing of the Company's high-speed Internet access business, and
(vii) other competitive products and services, as well as those matters discussed specifically elsewhere herein. Consequently, the actual future results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

GOING CONCERN; REORGANIZATION UNDER CHAPTER 11

In conjunction with an ongoing evaluation of the Company's capital structure and in consultation with the Company's financial advisor, in April and October 1998, the Company elected not to make interest payments on the Senior Notes totaling $23.7 million. Failure to make these interest payments permits the trustee or the holders of 25% or more in principal amount of the Senior Notes to accelerate payment of the Senior Notes and all unpaid and accrued interest. Additionally, in August 1998, the holders of the Convertible Notes notified the Company of an alleged event of default under the Convertible Notes for failure to make the April 1998 interest payment on the Senior Notes. Accordingly, the principal amounts outstanding under the Senior Notes and Convertible Notes have been classified as short term in accordance with EITF 86-30. See "Default Upon Senior Securities." The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under the Senior Notes or the Convertible Notes in the event that any of such indebtedness is accelerated.

These defaults raise doubt about the continuation of the Company as a going concern without the consummation of the Plan of Reorganization under Chapter 11 or other similar arrangement.

On October 6, 1998, the Company announced that it had executed an agreement with the holders of a majority in principal amount of the Senior Notes to support the Plan of Reorganization to be filed under Chapter 11. Under the Plan of Reorganization, all currently issued and outstanding common stock and other equity interests of the Company (the "Old Common Stock") will be canceled. Holders of the Senior Notes will receive 97% of the outstanding common stock of the reorganized Company (the "New Common Stock"). Holders of the Convertible Notes, Old Common Stock and certain litigation claimants will receive the remaining 3% of the New Common Stock, plus warrants to purchase up to 10% of the New Common Stock on a diluted basis. The Company intends to implement the Plan of Reorganization by filing a voluntary petition under Chapter 11 as soon as practical. The Plan Support Agreement, which originally expired on November 13, 1998, has been extended through December 4, 1998, or such later date as the parties may agree. There can be no assurance that the Plan of Reorganization will be consummated in a timely manner or at all.

LIQUIDITY AND CAPITAL RESOURCES

Wireless cable television and high-speed Internet access businesses are capital intensive. Since inception, the Company has expended funds to lease or acquire channel rights and operating subscription video systems in various markets, to construct new subscription video systems and a developmental Internet access business, and to finance system operating losses. The Company's primary sources of capital have been from subscription fees, debt financing, the sale of the Company's common stock, and the sale of wireless cable channel rights that were not part of the Company's strategic plan. The growth of the Company's business requires substantial investment in capital expenditures for SFU and MDU video subscriber growth, the development of alternative spectrum usages such as high-speed Internet services and the launch of additional markets. The approval by the FCC of flexible two-way use of the Company's spectrum could open new applications such as high-speed two-way data and fixed wireless local-loop telephony services that would require additional capital resources to develop and implement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events."

Operating losses are likely to be incurred by a video, data, and telephony service business during any start-up period. Pending the consummation of the Plan of Reorganization, the Company has determined to delay the launch of service offerings in any new markets.

Cash used in operations of the Company was $5.7 million for the nine months ended September 30, 1998, compared to $28.1 million for the same period in 1997. The increase in cash from operations during 1998 was primarily due to nonpayment in the current year of accrued interest on the Senior Notes, as well as lower programming costs as a result of fewer subscribers and lower selling, general and administrative expenses related to labor savings and efficiencies at the market level, partially offset by lower revenues.

Cash used in investing activities was $1.5 million during the first nine months of 1998, compared to cash provided by investing activities of $3.2 million in the same period last year. Cash provided by/used in investing activities principally relates to the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of wireless cable channel rights that are not a part of the Company's strategic plan. During the nine months ended September 30, 1998, cash used in investing activities included the sale of debt securities held in the Company's escrow account for payment of interest on the 14% Notes, purchases of subscriber equipment, the upgrade of transmission equipment and purchases of new equipment for additional channels authorized by the FCC in certain markets. Cash provided by investing activities during the first nine months of 1997 included receipt of $13.3 million in cash for partial payment on a note receivable and sales of debt securities totaling $11.9 million, offset by the Company's acquisition of operating systems in Woodward and Watonga, Oklahoma for $1.6 million.

Net cash used in financing activities was $1.1 million for the nine months ended September 30, 1998, compared to $1.9 million during the same period of 1997. Expenditures in both periods primarily relate to principal payments on obligations related to capital leases and various prior period acquisitions.

At September 30, 1998, the Company had approximately $34.6 million of cash and cash equivalents, and $946,000 of restricted cash.

FUTURE CASH REQUIREMENTS

As of September 30, 1998, the Company had $240.0 million principal amount of Senior Notes outstanding, approximately $56.3 million in accreted principal amount of Convertible Notes outstanding and approximately $15.8 million principal amount of installment notes outstanding payable to the FCC for the Company's basic trading area ("BTA") authorizations. The BTA amount includes $3.5 million to be paid to the Company by CS Wireless pursuant to a BTA Lease and Option Agreement, under which the Company leases to CS Wireless all or part of 14 BTAs. This amount is included on the Company's balance sheet at September 30, 1998 as investments in affiliates. In April 1998, the Company disbursed all of the funds in the escrow account established in connection with the 14% Notes. Cash interest obligations on the Senior Notes total approximately $16.2 million every six months or $32.4 million per year (excluding any interest payable as a result of delinquent interest payments). Beginning in November 1998, the Company will be required to make quarterly principal payments (in addition to interest) on its debt incurred in connection with the 1996 BTA auction, with amortized principal payments ranging from $250,000 in November 1998 to $525,000 in May 2006 and quarterly interest payments of $292,500 (net of BTA lease payments from CS Wireless). The Company is obligated to pay approximately $554,000 in principal and interest on installment notes for its BTAs, and $340,000 in operating leases and other notes payable, during the fourth quarter of 1998.

As discussed above, pending the outcome of its reorganization, the Company has suspended the launch of service offerings in any new markets. The Company remains committed to its long-term business plan, subject to the reorganization and financing issues discussed herein. This business plan consists of (1) achieving moderate SFU subscriber growth through traditional analog video service in selected markets, (2) pursuing SFU and MDU subscriber and revenue growth through cooperative marketing alliances for DIRECTV programming, (3) developing and testing high-speed Internet access service to small and mid-size businesses in several markets, (4) launching several new markets that offer MDU, Internet and SFU subscriber growth opportunities, and (5) pursuing financing alternatives to allow the Company to implement its business plan.

Assuming the consummation of the Plan of Reorganization in the first quarter of 1999, the Company still does not expect to generate sufficient cash flows to implement its business strategy. As a result, the implementation of the above-described business strategy is subject to and dependent upon the consummation of the Plan of Reorganization and the ability of the Company to obtain additional capital on terms and conditions acceptable to the Company and in a timely manner. This may include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements and/or sales of assets including wireless cable systems and channel rights.

There can be no assurance that the Company will be able to consummate the Plan of Reorganization or enter into new financing arrangements in a timely manner and on terms satisfactory to the Company that will enable the Company to implement the above-described business strategy. Management of the Company believes that at September 30, 1998, the Company had adequate working capital to sustain operations, excluding interest and principal payments on the Senior Notes and Convertible Notes, at least through 1999.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues; Subscribers. The Company's revenues consist of monthly fees paid by subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. The Company's revenues for the third quarter of 1998 were $18.2 million, compared to $19.9 million for the third quarter of 1997. Revenues for the nine months ended September 30, 1998 were $55.9 million compared to $58.8 million for the same period last year. Revenues decreased for both periods primarily due to a decrease in average subscribers from 195,700 for the quarter ended September 30, 1997 to 167,800 for the quarter ended September 30, 1998, and from 196,200 for the nine months ended September 30, 1997 to 174,930 for the same period of 1998. The decrease in average subscribers is primarily due to (i) the Company's inability to hire and train a qualified sales force as quickly as it had anticipated, (ii) the delayed launch of the Company's marketing plan for its combined DIRECTV offerings until the third quarter of 1998, (iii) an increase as of January 1, 1998 in the Company's equivalent basic unit or "EBU" conversion rate for calculating MDU subscribers (discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998), (iv) the transfer of one operating system (and its associated revenues) to CS Wireless in December 1997 and (v) stricter credit policies for approving new customers.

The number of subscribers has decreased since the first quarter of 1997. Although the Company has successfully attracted higher quality subscribers, as measured by the Company's decreasing bad debt expense, the overall number of subscribers has declined and has resulted in a corresponding decrease in revenue. The Company recognizes that long-term subscriber growth is critical for sustainable EBITDA growth and the ongoing viability of its subscription video business. Although there can be no assurance that such long-term growth will be achieved, the Company believes that with its enhanced programming offering from DIRECTV, continuing improvement in other operational areas, and improved hiring and retention efforts relating to a subscription video sales force, it can achieve and maintain such long-term subscriber growth if it successfully consummates the Plan of Reorganization. Although the number of subscribers to its video service has decreased since the first quarter of 1997, average recurring revenue per subscriber increased 7.1% for the third quarter ended September 30, 1998 to $34.33 from $32.07 for the same period last year, and 7.6% for the nine months ended September 30, 1998 to $33.86 from $31.48 for the same period last year. This increase reflects overall higher average subscription rates, as lower priced packages are replaced with upgraded offerings.

The Company launched SFU DIRECTV programming in 41 markets in August 1998 and currently offers DIRECTV programming to SFU and MDU subscribers in 50 markets. This launch involved reorganizing individual market channel line-ups to accommodate and avoid redundancies with DIRECTV's programming line-ups. In the short-term, the number of subscribers in these markets may decline and cause a temporary increase in the Company's churn rate, as some existing subscribers may not wish to purchase DIRECTV services and might be dissatisfied with the revised channel lineups that the Company will provide in those markets. The Company believes that any temporary decline caused by this reorganization will be more than offset by new subscribers and additional revenues that the Company will generate through its alliance with DIRECTV.

Effective November 1, 1998, the Company implemented a system-wide price increase for its subscription video service offerings. The price increase was implemented to partially offset programming costs, which have continued to increase. The price increase excludes certain promotional subscribers until 2000. This represents the Company's first system-wide programming price increase. The Company expects that the price increase may result in a short-term increase in churn which could negatively impact EBITDA for the fourth quarter of 1998 and beyond. However, management currently believes that increased revenues generated from the price increase likely will more than offset any loss of revenues from increased churn. Additionally, the Company intends to increase its EBU conversion rate for calculating MDU subscribers as a result of the price increase, which will cause a one-time reduction in the number of overall subscribers reported by the Company.

Systems Operations. Systems operations expenses include programming costs, channel lease payments, costs of service calls and disconnect expense, transmitter site and tower rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), cost of program guides and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. Systems operations expense was $8.8 million for the third quarter of 1998, versus $10.7 million for the third quarter of 1997. As a percentage of revenue, systems operations expense was 48.2% for the third quarter of 1998, compared to 53.7% for the third quarter of 1997. For the nine months ended September 30, 1998, systems operations expense was $27.1 million or 48.4% of revenue, compared to $29.9 million or 50.9% of revenue for the first nine months of 1997. The decrease in systems operations expense was primarily due to lower programming costs as a result of fewer subscribers. This decrease was slightly offset by programming rate increases from certain providers. In addition, the Company experienced higher service call and disconnect expense during the third quarter and first nine months of 1997 due to (i) installation corrections at certain subscriber households, (ii) recovery of equipment from disconnected subscribers and (iii) higher churn in 1997.

Selling, General and Administrative ("SG&A"). SG&A expense for the third quarter of 1998 increased 4.3% to $10.4 million from $10.0 million during the same period in 1997. As a percentage of revenues, SG&A was 57.3% in the third quarter of 1998 compared with 50.3% for the third quarter of 1997. SG&A expense for the first nine months of 1998 decreased 13.8% to $27.8 million from $32.2 million for the same period last year. As a percentage of revenues, SG&A was 49.7% for the first three quarters of 1998 compared to 54.8% for the same period last year. SG&A increased over the three-month periods presented due to increased advertising expenditures related to the Company's launch of its DIRECTV offering in August 1998. SG&A decreased over the nine-month periods presented due to lower bad debt expense resulting from improved credit screening and collection procedures and as a result of labor savings and efficiencies realized from consolidation of management and staff in certain markets.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of license and leased license investment and the excess of cost over fair value of net assets acquired. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheet. Depreciation and amortization expense was $12.2 million and $34.7 million for the quarter and nine months ended September 30, 1998, respectively, compared to $24.3 million and $51.9 million for the quarter and nine months ended September 30, 1997, respectively. The decrease in depreciation and amortization expense primarily was due to a one-time $7.8 million write-off of subscriber equipment during the third quarter of 1997 related to obsolete equipment and disconnected equipment not recovered from subscribers' homes. This decrease was slightly offset by a change in the amortization period of the nonrecoverable portion of subscriber installation costs from four years to three years in the third quarter of 1997 and additional amortization expense on the costs of BTA channel rights that began in the fourth quarter of 1997.

Reorganization Costs. The Company intends to implement the Plan of Reorganization by filing a voluntary petition under Chapter 11 as soon as practical. During 1998, the Company has incurred $1.2 million in expenses related to the Plan of Reorganization such as accounting fees and costs for services of financial and legal advisors for the Company and the Ad Hoc Committee. These costs are reflected as a component of operating expenses on the Company's statement of operations.

Impairment of Long-Lived Assets. The Company continually reviews components of its business for possible improvement of future operating strategies based on, among other things, changes in technology, competition, consumer habits and business climate. The Company adopted SFAS No. 121 effective January 1, 1996. SFAS No. 121 addresses the accounting for impairment of long-lived assets and long-lived assets to be disposed of, certain indentifiable intangibles and goodwill related to those assets, provides guidelines for recognizing and measuring impairment losses, and requires that the carrying amount of impaired assets be reduced to fair value.

During the second quarter of 1998, the Company reviewed the book value of certain assets associated with certain undeveloped markets and determined that
(i) cash flows from operations would not be adequate to fund the capital outlay required to build out such markets, and (ii) because of the Company's default on its interest payment on the 13% Notes in the second quarter of 1998, outside financing for the build-out of these markets was not readily available prior to the consummation of a financial restructuring. Therefore, in accordance with SFAS No. 121, the wireless cable channel licenses and leases in these undeveloped markets were individually evaluated and written down to estimated fair value, resulting in a non-cash impairment charge of $17.7 million in the second quarter of 1998. Additionally, based on the depressed market condition of the wireless cable industry and the continuing losses of CS Wireless, management reevaluated the goodwill associated with its investment in CS Wireless and recorded a non-cash impairment charge of $6.8 million in the second quarter of 1998.

Throughout the second and third quarters of 1998, the Company analyzed various recapitalization and restructuring alternatives with the assistance of its financial advisors, including consensual, out-of-court alternatives. In October 1998, the Company announced that it intended to pursue a prenegotiated Plan of Reorganization and file a voluntary petition under Chapter 11. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Going Concern; Reorganization Under Chapter 11." In connection with this Plan of Reorganization, the Company retained the services of a third party to assist the Company in performing a fair market valuation of substantially all of the Company's assets. While obtaining a fair market valuation of the Company's assets is not required in the normal course of business, the event of the impending Chapter 11 filing necessitated that a fair market valuation be performed on all the Company's assets including all operating assets. This valuation resulted in a non-cash impairment charge of $88.1 million for the quarter ended September 30, 1998. The impairment included write-downs of systems and equipment ($44.5 million), license and leased license investment ($18.9 million) and the excess of cost over fair value ($24.7 million).

Operating Loss. The Company generated operating losses of $101.9 million for the third quarter of 1998, compared to $25.1 million for the third quarter of 1997. Operating losses for the nine months ended September 30, 1998 were $140.6 million compared to $55.2 million for the same period last year. Excluding reorganization costs and the write-down of the Company's long-lived assets in the second and third quarters of 1998, operating loss for the nine months ended September 30, 1998 improved $21.6 million from the prior year.

EBITDA for the third quarter of 1998 decreased $800,000 from a negative $800,000 in the third quarter of 1997 to a negative $1.6 million in the third quarter of 1998 . Year-to-date EBITDA increased $3.2 million from a negative $3.3 million in 1997 to a negative $153,000 in 1998. Excluding reorganization costs, EBITDA for the third quarter of 1998 decreased $200,000 from the same three-month period in 1997 and increased $4.4 million during the nine months ended September 30, 1998 over the same period last year. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of funds available for discretionary or other liquidity purposes.

The Company expects that it will be required to continue to incur expenses associated with the Plan of Reorganization as well as increased advertising expenditures which will negatively impact EBITDA at least through the first quarter of 1999.

Interest Income. Interest income was $646,000 and $2.1 million for the quarter and nine months ended September 30, 1998, respectively, compared to $1.4 million and $4.6 million for the quarter and nine months ended September 30, 1997 respectively. The decrease in interest income is due to higher interest earnings during 1997 on larger escrowed balances segregated for the payment of interest on the Senior Notes and higher interest earnings on a note receivable that was partially repaid during the second and third quarters of 1997.

Interest Expense. Interest expense was $10.0 million for the third quarter of 1998 and 1997 and $30.0 million for the nine months ended September 30, 1998, compared to $29.9 million for the nine months ended September 30, 1997. Interest expense remained stable even though average borrowings for the nine months ended September 30, 1998 increased compared to the same prior year period. However, this increase was due to the accretion of interest to the principal balance of the Company's Convertible Notes.

Equity in Losses of Affiliates. The Company owns approximately 36% of the outstanding common stock of CS Wireless and 20% of the outstanding common stock of Wireless One, Inc. ("Wireless One"). The Company recognized $11.7 million in losses from its 36% interest in CS Wireless during the third quarter of 1998 compared to $8.1 million in the same period last year. For the nine-month period ending September 30, 1998, the Company recognized $30.3 million in losses from CS Wireless compared to $24.7 million for the same period last year. During the third quarter of 1998 the Company wrote off $11.7 million of its investment in CS Wireless after learning in the third quarter of 1998 that CS Wireless had recorded an asset impairment charge on its financial statements of $46 million related to goodwill. In addition, the Company previously had written off $6.8 million of its excess basis in CS Wireless during the second quarter of 1998. The remaining balance of the Company's investment in affiliates reflected on its balance sheet represents a receivable from CS Wireless related to debt of the Company for BTA licenses leased to CS Wireless. The Company also holds a note receivable from CS Wireless in the amount of $2.3 million.

Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $123.0 million, or $6.23 per basic and diluted common share, during the third quarter of 1998, versus $41.8 million, or $2.13 per basic and diluted common share, during the third quarter of 1997. During the nine months ended September 30, 1998, the Company incurred net losses of $198.8 million or $10.09 per basic and diluted common share, compared to $105.2 million or $5.36 per basic and diluted common share for the nine months ended September 30, 1997. The increase in net losses is primarily due to the write-down of $17.7 million of the Company's undeveloped licenses and $6.8 million of goodwill associated with the Company's investment in CS Wireless during the second quarter of 1998, the write-down of $44.5 million of systems and equipment, $18.9 million of license and leased license investment and $24.7 million of goodwill in the third quarter of 1998, as well as year-to-date reorganization costs of $1.2 million. Excluding these items, net losses from operations were reduced during the periods presented due to decreases in systems operations expense, SG&A and depreciation and amortization expense.

BALANCE SHEET

Investments in Affiliates. As discussed above, the Company wrote off $18.5 million of its investment in CS Wireless during the second and third quarters of 1998, including $6.8 million of goodwill representing its basis in excess of its equity in the net assets of CS Wireless and $11.7 million of its share of asset impairment charges recorded by CS Wireless. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Equity in Losses of Affiliates." The remaining balance of the Company's investments in affiliates represents a receivable from CS Wireless related to debt held by the Company for BTA licenses leased to CS Wireless. The Company also holds a note receivable from CS Wireless in the amount of $2.3 million. During November 1997, the Company reduced its investment in Wireless One to zero as a result of recording equity in losses up to the book value of its investment.

Current Liabilities. Accounts payable and accrued expenses increased from $17.4 million at December 31, 1997, to $35.8 million at September 30, 1998. This increase was primarily due to additions to accrued interest on the Company's Senior Notes as a result of the Company's election in April 1998 not to make an interest payment of approximately $7.5 million on the 13% Notes, partially offset by decreases in accounts payable and accrued expenses. At September 30, 1998, accrued interest payable amounted to approximately $22.5 million. In addition, as a result of the Company's default on the 13% Notes and the right of the holders of the Senior Notes to accelerate all principal amounts due under the Senior Notes, and the alleged default under the Convertible Notes, the principal balances of the Senior Notes and Convertible Notes have been reflected as short-term on the Company's condensed consolidated balance sheet as of September 30, 1998. See "Default Upon Senior Securities."

THE YEAR 2000

The Company has established an employee team to identify and correct Year 2000 compliance issues. Information technology ("IT") systems with non-compliant code are expected to be identified and modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily systems embedded in office, communications and other facilities. Progress of the team's efforts is being monitored by senior management and periodically will be reported to the Company's Board of Directors.

The Company anticipates that substantially all Year 2000 identification and remediation efforts will be complete by the end of the second quarter of 1999, which management believes will allow adequate time for testing and implementation before January 1, 2000. To date, confirmations have been received from the Company's primary information processing vendors that the Company's principal IT systems are Year 2000 compliant. Additionally, the Company is in the process of obtaining assurances from its principal technology and equipment vendors that plans are being implemented to address the Year 2000 issue. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, management intends to develop contingency plans by the end of the third quarter of 1999. The Company intends to make every reasonable effort to assess the Year 2000 readiness of its principal vendors and to create action plans to address identified risks.

The Company's most reasonably likely potential worst case scenario is a temporary inability to send invoices and transmit video programming. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available.

Management does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, costs and the date by which the Company plans to complete Year 2000 modifications are based on management's current best estimates, which were derived using assumptions of future events including the continuing availability of certain resources, third party compliance plans and other factors. Unanticipated failures by critical vendors, as well as the failure by the Company to execute its own identification and remediation efforts, could have a material adverse effect on the success and cost of the project, as well as its estimated completion date. As a result, there can be no assurance that these forward-looking results will be achieved, and the actual cost and vendor compliance could differ materially from these estimates.

FUTURE OPERATING RESULTS

The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including those described under "Forward Looking Statements" above.

The rate of future growth of the Company's subscription video and other subscribers cannot be estimated with precision or certainty. Successful implementation of the Company's business strategy and the Company's ability to consummate its Plan of Reorganization and obtain timely financing on acceptable terms will have a significant impact on the Company's operating and financial performance in 1998 and beyond.

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

Pacific Monolithics, Inc. ("Pac Mono"), a supplier to the Company of wireless cable subscriber and transmission (headend) equipment, has filed for protection under Chapter 11. The Company utilizes certain Pac Mono subscriber and headend equipment in 22 of the Company's 57 operating markets. Certain components of this equipment are proprietary to Pac Mono or other manufacturer(s). Pac Mono has indicated that it intends to discontinue production and service of such equipment. The Company currently is exploring supply and service alternatives for such equipment (which the Company currently believes exist), including purchasing additional equipment held in stock by Pac Mono, investigating the equipment manufacturing and service capabilities of other companies, and/or hiring in-house production managers to service such equipment. The Company expects to incur certain costs relating to equipment purchases and/or hiring and training of personnel as a result of Pac Mono's filing; however, the Company does not expect this action to have a material adverse effect on the Company's long-term financial condition.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The impact of SFAS No. 131, when adopted in 1999, is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

RECENT EVENTS

In September 1998, the FCC issued a Report and Order (the "Two-Way Order"), which amended the FCC's existing rules to allow for the use of wireless cable frequencies (MMDS, MDS and ITFS, collectively referred to as "MMDS") for fixed, two-way digital voice, video and data communications. Under the proposed regulatory scheme, the FCC will (a) permit MMDS licensees to provide two-way services on a regular basis, (b) permit the use of cellularized design systems,
(c) allow increased flexibility in spectrum use and channelization, including combining multiple channels to accommodate wider bandwidths, dividing 6 MHZ channels into smaller bandwidths, and channel swapping, (d) provide a number of technical parameters to mitigate the potential of interference among MMDS service providers and to ensure interference protection for existing services, and (e) simplify and streamline the licensing process.

In July 1998, the Company entered its first test market in Sherman, Texas as a business retail Internet service provider ("ISP"). The Company currently offers a variety of one-way Internet services in this market for small to mid-size businesses and home offices. These services include downstream Internet access at speeds from 768 kbps burstable to 1.544 mbps for multiple business users, and from 56 kbps burstable to 1.544 mbps for less data-intensive users.

With the issuance of the FCC's recent Two-Way Order, the Company currently intends to offer high-speed two-way ISP services in the Sherman market utilizing existing 4 MHZ or 6 MHZ channels for both upstream and downstream transmissions. The Company currently is unable to predict the exact impact that two-way transmission capacity will have on its business strategy, including capital expenditures required to take advantage of such ruling, but expects any long-term material financial impact to be positive.

Except as discussed above, the Company has not conducted one-way or two-way Internet access or service trials in any of its markets, and there can be no assurance that the Company will successfully launch such systems on a commercial basis in 1998 or thereafter.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 10, 1998, a purported class action lawsuit was filed in U.S. District Court for the Northern District of Texas, Dallas Division, styled Frederick S. Shehadi, et al v. David E. Webb, et al (3-98CV2660-H). The Shehadi Suit alleges violations of federal and state securities laws and state common law. Among other things, the plaintiff alleges that certain former and current officers and directors of the Company misrepresented or failed to disclose material facts about the business prospects and financial condition of the Company, and overstated the value of the Company's assets and revenues and the total number of subscribers. The plaintiff seeks to certify a class to represent all persons who acquired the securities of the Company during the period from November 15, 1995 through August 14, 1998. The plaintiff seeks money damages, interest, attorneys' fees and costs.

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, on July 15, 1998, a purported class action lawsuit was filed in State District Court in Kleberg County, Texas, styled Richard H. Thompson, et al v. Heartland Wireless Communications, Inc., et al (98-371-d). The Thompson Suit alleges violations of state securities laws and common law. The plaintiff alleges that defendants misrepresented or failed to disclose material facts about the business prospects and financial condition of the Company, and overstated revenues, EBITDA and subscriber numbers. The plaintiff seeks to certify a class to represent all persons who acquired the securities of the Company during the Class Period, including all persons who purchased or acquired securities that were offered or sold by the Company during the Class Period. The plaintiff seeks money damages, interest, attorneys' fees and costs, as well as equitable and/or injunctive relief with respect to any proceeds derived from defendants' stock sales.

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, on May 27, 1998, a purported class action lawsuit was filed in State District Court in Brooks County, Texas, styled Azalia Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1). The Garcia Suit alleges that certain administrative late fees allegedly charged by the Company are not reasonably related to the costs incurred by the Company as a result of late payment of accounts. The plaintiff seeks to certify a class to represent all persons currently receiving cable service from the Company or who have been charged a late fee in the past by the Company. The plaintiff seeks a declaration that the Company's late fees are void or usurious, and seeks money damages, interest, attorneys' fees and costs.

On May 14, 1998, a purported class action lawsuit was filed in State District Court in Grayson County, Texas, styled Jeannie Warren, et al. v. Heartland Wireless Communications, Inc. (98-0715). The Company received notice of the Warren Suit in August 1998. The Warren Suit alleges that certain administrative late fees allegedly charged by the Company are not reasonably related to the costs incurred by the Company as a result of late payment of accounts. The plaintiff seeks to certify a class to represent all current subscribers in the state of Texas and all prior subscribers who made late fee payments to the Company. The plaintiff seeks a declaration that the Company's late fees are void or usurious, and seeks actual and punitive damages, interest, attorneys' fees and costs.

Management of the Company believes that it is not currently feasible to predict or determine the final outcome of the above proceedings or to estimate the amounts or potential range of loss with respect to these matters. However, management believes the Company has meritorious defenses to all of the above lawsuits and is vigorously defending these actions.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

On August 25, 1998, Jupiter Partners L.P. and Mr. Thomas Haack (collectively, "Jupiter"), holders of the Convertible Notes, notified the Company of an event of default under the Note Purchase Agreement between the Company and Jupiter, dated as November 30, 1994, as amended (the "Note Purchase Agreement"). Jupiter asserted that the Company's failure to make an April 1998 interest payment on the 13% Notes constituted an event of default under the Note Purchase Agreement. The Note Purchase Agreement provides that upon the occurrence of an event of default that is not cured or waived 30 days after the Company first becomes aware of such event of default, Jupiter may declare the principal amount plus accrued and unpaid interest immediately due and payable. The Convertible Notes bear additional interest at the rate of 4% per annum until the event of default is cured. The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under the Convertible Notes in the event that any of such indebtedness may be accelerated. The Convertible Notes are subordinate in right of payment to the Senior Notes and all other indebtedness except indebtedness that is expressly subordinate to the Convertible Notes.

On October 15, 1998, the Company did not make semiannual interest payments due on that date of $16.2 million on the Senior Notes. The indentures governing the Senior Notes provide that if an interest payment is not made within 30 days of an interest payment due date, the failure to make such a payment will constitute an event of default under such indentures. Upon the occurrence of such an event of default, the trustee under the indentures or the holders of 25% or more in principal amount of the Senior Notes may accelerate payment of the Senior Notes and all unpaid and accrued interest thereon. The Company currently does not have sufficient funds available to pay in full the indebtedness outstanding under the Senior Notes in the event that any of such indebtedness is accelerated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  *10.1 Employment Agreement between Heartland Wireless Communications, Inc. and Alexander R. Padilla dated as of July 13, 1998.

                  *27      Financial Data Schedule


-----------------------
*Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 23, 1998                 HEARTLAND WIRELESS COMMUNICATIONS, INC.



                                         By: /s/ Carroll D. McHenry
                                            ------------------------------------
                                             Carroll D. McHenry
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



                                         By: /s/ Marjean Henderson
                                            ------------------------------------
                                             Marjean Henderson
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)

                                Index to Exhibits


Exhibit
Number          Description
-------         -----------

10.1 Employment Agreement between Heartland Wireless Communications, Inc. and Alexander R. Padilla dated as of July 13, 1998.

27              Financial Data Schedule