Form 10-K
period 1998-12-31
HEARTLAND WIRELESS COMMUNICATIONS INC
filed 1999-03-31
CIK 917707

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
(State or other jurisdiction of incorporation or     (I.R.S. employer identification no.)
                 organization)



         200 CHISHOLM PLACE, SUITE 200,                             75075
                  PLANO, TEXAS                                    (Zip code)
      (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 423-9494
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.
                SECURITIES REGISTERED PURSUANT TO SECTION 12(g):
                                (TITLE OF CLASS)
                     Common Stock, par value $.001 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant is $439,897, based on the closing bid of the registrant's common stock, $.001 par value per share, on March 12, 1999, as reported on the OTC Bulletin Board quotation service. On April 1, 1999, the outstanding shares of common stock of the registrant, $ .001 par value will be canceled pursuant to the terms of a Plan of Reorganization filed by the registrant under Chapter 11 of the U.S. Bankruptcy Code and confirmed on March 15, 1999 by the U.S. Bankruptcy Court for the District of Delaware. See "Business - Financial Restructuring."

         The number of outstanding shares of common stock of the registrant, $.001 par value, as of March 12, 1999, was 19,790,551.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

===============================================================================

                     HEARTLAND WIRELESS COMMUNICATIONS, INC.

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                 PART I                                                   PAGE.
                                                                                                          ----
   Item 1.      Business                                                                                   3
   Item 2.      Properties                                                                                18
   Item 3.      Legal Proceedings                                                                         19
   Item 4.      Submission of Matters to a Vote of Security Holders                                       21

                                                PART II

   Item 5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                                                       21
   Item 6.      Selected Financial Data                                                                   22
   Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                 24
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                33
   Item 8.      Financial Statements and Supplementary Data                                               33
   Item 9.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                                                  34

                                                PART III

   Item 10.     Directors and Executive Officers of the Registrant                                        34
   Item 11.     Executive Compensation                                                                    36
   Item 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                                                44
   Item 13.     Certain Relationships and Related Transactions                                            45

                                                PART IV

   Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                           45


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Heartland Wireless Communications, Inc. (the "Company") provides wireless broadband (i.e., high-capacity) network and multichannel subscription television services in the 2.1 gigahertz ("GHz") to 2.7 GHz range of the radio spectrum, primarily in mid-size and small markets in the central United States. The Company was formed in October 1993 as the successor to Wireless Communications, Inc., an Oklahoma corporation formed in September 1990 to own and operate wireless subscription television businesses.

         To date, the Company's principal business has been wireless multichannel video programming distribution over MMDS (defined below) radio spectrum (a "wireless MVPD"). As a wireless MVPD, the Company provides an average of 25 analog channels of cable television and local broadcast network programming to 57 operating markets in the central United States. The Company also offers up to 185 channels of digital direct broadcast satellite ("DBS") programming from DIRECTV, Inc. ("DIRECTV") in 51 of its operating markets, under cooperative marketing agreements with DIRECTV and its distributors. See "Business - Multichannel Subscription Video." In addition to its 57 operating markets, the Company owns the BTA authorization (see "Business-Government Regulation") from the Federal Communications Commission (the "FCC"), or otherwise has aggregated MMDS channel rights in the 2.1 GHz to 2.7 GHz range, in 29 unconstructed markets. The Company also leases the rights to 20 MHz of "Wireless Communications Service" ("WCS") spectrum in the 2.3 GHz range in 19 markets, and has entered into an agreement to acquire such spectrum from CS Wireless Systems, Inc. ("CS Wireless") pending FCC approval. See "Business Recent Transactions." At December 31, 1998, the Company provided wireless multichannel video service to approximately 160,000 subscribers. The Company is the largest wireless MVPD, in terms of subscribers, in the United States.

         While the Company is continuing its business as a wireless MVPD, the Company's primary long-term business strategy encompasses exploiting and expanding the use of its spectrum through the delivery of broadband network services such as high-speed Internet access and Internet Protocol (IP) telephony services and the consolidation of additional MMDS spectrum in other medium-sized markets in the United States for such use. The Company provides two-way high-speed wireless digital communications services in one operating market (Sherman/Denison, Texas) and is constructing a similar system in Austin, Texas. The Company offers high-speed Internet access in Sherman/Denison, Texas primarily to medium-sized businesses and small offices/home offices ("SOHOs"). The Company's offerings include Internet access at speeds from 256 Kilobits per second ("Kbps") to 1.54 Megabits per second ("Mbps"). The Company, through national independent contractors, also offers technical support, e-mail, Web design and hosting and domain name registration and maintenance in connection with its high-speed Internet access business.

         Wireless network service providers in the 2.1 GHz to 2.7 GHz range transmit signals through the air via microwave frequencies from transmission facilities to a small receiving and/or transmitting antenna at each subscriber's location, which generally requires a direct, unobstructed line-of-sight from the transmission facility to the subscriber's receiving antenna. The Company utilizes up to 196 megahertz ("MHz") of radio spectrum in each market allocated by the FCC as Multichannel Multipoint Distribution Service ("MMDS"), Multipoint Distribution Service ("MDS") and Instructional Television Fixed Service ("ITFS"). This spectrum commonly is referred to collectively as "MMDS," and unless the context requires otherwise, is referred to collectively as such in this Form 10-K. The Company's wireless multichannel video operations also are sometimes referred to as "wireless cable."

         The executive offices of the Company are located at 200 Chisholm Place, Suite 200, Plano, Texas 75075, and the telephone number of the executive offices is (972) 423-9494. Unless the context otherwise requires, all references in this Form 10-K to the Company refer collectively to the Company, its predecessors and its majority-owned subsidiaries.

FORWARD LOOKING STATEMENTS

         Certain statements in this report relating to the Company's operating results, and plans and objectives of management for future operations, including plans or objectives relating to the Company's business strategy and financing needs, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). These statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," or "anticipates" or comparable terminology or by discussions of strategy. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) consummation of the Restructuring in a timely manner, (ii) the need for additional financing to fund the Company's business strategy, (iii) business and economic conditions in the Company's existing markets, (iv) the emergence of one or more national manufacturers of wireless broadband customer premise and transmission equipment for two-way Internet, data and IP telephony services provided over MMDS spectrum, (v) regulatory and interference issues, including the grant of pending applications for new licenses or for modification of existing licenses and the grant of applications for new licenses and license modification applications that have not yet been filed with the FCC, and (vi) competitive products and services, as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

FINANCIAL RESTRUCTURING

           In the second quarter of 1997, in an effort to conserve capital resources, the Company suspended new subscription video system launches and decreased marketing efforts while it undertook a revision of its business plan. In the first quarter of 1998, the Board of Directors of the Company (the "Board") directed management to explore alternatives that would enable the Company to preserve enterprise value and implement a long-term business strategy. In anticipation of upcoming debt service obligations on certain of its senior debt instruments, among other things, the Company retained Wasserstein Perella & Co., Inc. ("WP&Co.") in the first quarter of 1998 as its financial advisor to analyze the options available to finance the Company's business plan and service its debt.

         In consultation with WP&Co., the Company announced on April 15, 1998 that it would not make a semiannual interest payment of $7.5 million due to the holders of $115 million 13% senior notes (the "Old 13% Notes"). The Company made an interest payment of $8.75 million due on that date to the holders of $125 million 14% senior notes (the "Old 14% Notes") from an interest escrow account. The Old 13% Notes and the Old 14% Notes are referred to collectively as the "Old Senior Notes."

         In May 1998, management met with certain holders of the Old Senior Notes, and in June 1998, holders of at least 66 2/3% in principal amount of the Old Senior Notes formed an ad hoc committee to negotiate a restructuring of the Old Senior Notes. In October 1998, the Company elected not to make interest payments on the Old Senior Notes totaling $16.2 million. On December 4, 1998, the Company filed a voluntary, prenegotiated Plan of Reorganization (the "Plan") and Disclosure Statement under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (In re Heartland Wireless Communications, Inc., Case No. 98-2692 (JJF)). The Company filed the Plan with the prepetition agreement from the holders of more than 70% in principal amount of the Old Senior Notes to support the Plan.

         On January 19, 1999, the Company filed a revised Plan with the Bankruptcy Court to reflect certain immaterial additions and revisions to the original Plan. On the same date, the Bankruptcy Court approved the Company's Disclosure Statement. Shortly thereafter, the Company commenced the solicitation of consents to the Plan from the holders of the Senior Notes and other claims entitled to vote. On February 9, 1999, the Company filed the Plan and Disclosure Statement with the Securities and Exchange Commission (the "SEC") in a Current Report on Form 8-K dated January 19, 1999.

         The Plan provides for the cancellation of all issued and outstanding common stock, options granted under the Old Stock Option Plans (defined below), warrants and any other equity interests of the Company (collectively, the "Old Common Stock"). Holders of the Old Senior Notes will receive 97% of the issued and outstanding common stock

("New Common Stock") of the Reorganized Company (defined below), subject to claims of holders of certain other miscellaneous unsecured claims under the Plan. Holders of the Company's $40.2 million 9% convertible subordinated discount notes ("Convertible Notes") will receive the remaining 3% of the New Common Stock, plus warrants to purchase up to 7.5% of the New Common Stock on a diluted basis. Holders of the Old Common Stock will receive warrants to purchase up to 2.5% of the New Common Stock on a diluted basis, subject to certain securities litigation claims as set forth in the Plan.

         The Plan provides for the cancellation of the Company's 1994 Employee Stock Option Plan ("Old Employee Stock Option Plan") and 1994 Stock Option Plan for Non-Employee Directors ("Old Non-Employee Directors Stock Option Plan"), and the adoption of a new Share Incentive Plan ("New Stock Option Plan"). See "Executive Compensation - New Stock Option Plan." The Old Employee Stock Option Plan and Old Non-Employee Directors Stock Option Plan are collectively referred to as the "Old Stock Option Plans."

         On March 15, 1999, the Bankruptcy Court confirmed the Plan, which received the support of the holders of 99% in principal amount of the Old Senior Notes voting on the Plan. All classes of claims that voted on the Plan approved the Plan. The Company's Plan and reorganization proceeding in the Bankruptcy Court is referred to as the "Restructuring." The Plan will become effective on April 1, 1999. All conditions to effectiveness of the Plan have been satisfied or duly waived. The Company after the Restructuring is referred to as the "Reorganized Company."

GOVERNMENT REGULATION

         General. MDS/MMDS and ITFS services are subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act authorizes the FCC, among other things, to issue, revoke, modify and renew station licenses; approve the assignment and/or transfer of control of such licenses; approve the location of MDS/MMDS and ITFS systems; regulate the kind, configuration and operation of equipment used by MDS/MMDS and ITFS systems; and impose certain equal employment opportunity and other periodic reporting requirements on MDS/MMDS and ITFS operators.

         In the Company's markets, 32 six-MHz channels and one four-MHz channel are available for wireless broadband communications in the MDS/MMDS/ITFS frequencies, 13 of which can be licensed to commercial entities, such as the Company, for full-time operation without programming restrictions (MDS and MMDS channels). Except in limited circumstances, the other 20 channels (ITFS channels) generally can only be licensed to qualified non-profit educational organizations and each must be used a minimum of 20 hours per channel per week for educational purposes. The remaining excess air time on ITFS channels may be leased for commercial use, without further programming restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per channel per week for educational programming).

         With respect to new ITFS stations, the FCC only accepts ITFS applications for new stations or major changes to existing stations if they are filed within specific windows set by the FCC (typically five days). These windows are announced by the FCC at least 60 days in advance. Once a filing window closes, amendments that demonstrate an applicant's eligibility, improve its comparative standing, seek rule waivers or request changes to proposed technical operations cannot be filed. Under this national filing window scheme, applications filed in a particular window are only subject to competing proposals filed in that same window. All applications filed during a filing window are subject to a 30-day public notice period, during which petitions to deny the applications may be filed. Applications that are mutually exclusive with other applications filed during the window will be subject to the FCC's comparative selection process.

         Generally, in the case of MDS/MMDS/ITFS stations, the FCC issues the station licensee a conditional license, allowing construction of the station to commence. Construction generally must be completed within one year of grant of the conditional license, in the case of MDS/MMDS channels, or 18 months, in the case of ITFS channels. MDS/MMDS/ITFS licenses generally have terms of 10 years. All non-BTA (defined below) MDS/MMDS licenses expire on May 1, 2001. Licenses must be renewed through application and may be revoked by the FCC for cause in a manner similar to other FCC station licenses. FCC rules prohibit the sale for profit of an MDS/MMDS conditional license or of a controlling interest in the conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100 percent of an MDS/MMDS license holder's spectrum capacity to a third party and the granting of options to purchase a controlling interest in a license once the required license holding period has lapsed and certain other conditions are met. During the lifetime of any such lease or option agreement, the licensee must remain in control of its FCC license to avoid violating FCC transfer-of-control rules.

         In March 1996, the FCC concluded its first MDS auction ("BTA Auction") of available commercial spectrum in the 487 basic trading areas ("BTAs") and six additional BTA-like geographic areas. The winner of a BTA has the exclusive right to apply for and develop the available MDS/MMDS frequencies in the BTA, subject to certain specified interference criteria that protect existing or previously proposed or authorized MDS/MMDS stations. Existing channel rights holders also must protect the BTA winner's spectrum from interference caused by modifications to their stations, including power increases or tower relocations.

         BTA Auction winners have a ten-year license term and a five-year "build-out" period. During the build-out period, BTA licensees can initiate or expand service within their BTA without competition from other applicants. After the five-year period, BTA licensees can retain their license for an entire BTA if their signal covers at least two-thirds of the BTA population within their control. If the BTA holder fails to cover part or all of the BTA population after the five-year period, then the BTA license for the portion of the BTA that is not capable of being served may be subject to forfeiture. The FCC's rules allow BTAs to be partitioned and BTA authorization holders are permitted to contract with other entities to allow them to file applications with the FCC for available channels within the partitioned area. BTA licensees may expect renewal of their BTA licenses after the expiration of their 10-year term if they provide "substantial service" and are in compliance with the Communications Act and the FCC's rules.

         The Company was the winning bidder in 93 BTAs at a total cost of approximately $19.8 million. Under the terms of the BTA Auction, the Company remitted approximately $4.0 million as down payments and deposits. The remaining $15.8 million bears interest at 9.5% and is being paid under 10-year installment notes that began in the fourth quarter of 1996 with interest-only payments. Quarterly payments of principal and interest began in the fourth quarter of 1998. The Company has been awarded authorizations for all BTAs in which the Company was the high bidder. All of the Company's BTA authorizations have an effective date of August 16, 1996 except for one, which has an effective date of September 17, 1996.

         The Company has entered into a lease and purchase option agreement with CS Wireless for 10 BTAs and portions of four additional BTAs (the "Leased BTAs"). Under this agreement, CS Wireless has reimbursed the Company, and will continue to reimburse the Company, for all amounts paid by the Company to the FCC for the Leased BTAs. In addition, the agreement provides CS Wireless with the option to purchase the Leased BTAs.

         Application for renewal of MDS/MMDS licenses must be filed within a certain period before expiration of the license term, and petitions to deny applications for renewal may be filed by other parties during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violations of the Communications Act or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license.

         The FCC also regulates transmitter locations and signal strengths. The operation of an MDS/MMDS/ITFS system typically requires the co-location of a commercially viable number of channels operating with common technical characteristics. To co-locate channels, an applicant must demonstrate that its proposed signal does not violate interference standards in the FCC-protected area of another MDS/MMDS license holder. An MDS/MMDS license holder generally is protected from interference from another MDS/MMDS operator within a 35-mile radius of the transmission site. An ITFS license holder is entitled to protection to all of its receive sites. In addition, an ITFS station is entitled to a 35-mile protected service area ("PSA"). If such changes would cause the Company's signal to cause additional interference within the PSA of another channel license holder, the Company would be required to obtain the consent of such other license holder. There can be no assurance that such consent would be received and the failure to receive such consent could adversely affect the Company's ability to serve the affected market.

         Two-Way Authorization. In September 1998, the FCC issued a Report and Order, which amended its rules to allow for the use of MDS/MMDS/ITFS spectrum for fixed, two-way digital voice, video and data communications. As amended, these rules are referred to as the "two-way rules." The two-way rules went into effect January 25, 1999.

         The two-way rules are intended to provide licensees and operators in the MDS/MMDS/ITFS services with the technical and operational flexibility to add various digital two-way services to their current offerings. The two-way rules permit the "cellularization" of MDS/MMDS/ITFS systems through the combined use of high and low-power booster stations and frequency reuse principles, and provide flexible channelization and modulation schemes. Two-way service is provided through the use of "response" stations (for example, at subscribers' homes) and response station "hubs" or main transmit facilities, which serve as collection points for upstream transmissions. A streamlined application/authorization process is also a key characteristic of the two-way rules.

                  Under the two-way rules, all 33 MDS/MMDS/ITFS channels can be used for upstream and/or downstream communications. All MDS/MMDS/ITFS channels will continue to be subject to the FCC's interference protection requirements and existing or future channel capacity lease agreements. In addition, MDS/MMDS/ITFS operators that operate digital two-way transmission systems are permitted to "shift" required ITFS educational programming to any MDS/MMDS/ITFS channel within the same operating system and/or, subject to certain limitations, "swap" their MDS/MMDS/ITFS channels for other channels in the same market. Channel swaps represent changes in licensees, and require the filing of pro forma assignment applications with the FCC.

         The FCC's streamlined procedure for two-way applications is based to a significant extent on each applicant's certifications. The FCC will rely on the accuracy and completeness of an applicant's certification that it is in compliance with all applicable technical, interference and notification rules, including all necessary interference consent letters. After an initial one-time one-week filing window, which is discussed below, the FCC will use a "rolling" one-day filing window for booster and hub applications. Applications filed on the same day will not be considered mutually exclusive. Instead, both applications will be granted and the parties will be required to resolve any interference issues and file modifications. The FCC has indicated that its staff will review the applications for completeness, but generally will not conduct its own interference studies. Applications will be placed on public notice, giving parties 60 days to file petitions to deny. If no petitions to deny are filed, the applications are granted on the 61st day. The FCC will perform only "random" audits of the applications filed.

         The FCC has stated that it will, by public notice, announce its plans to hold a one-time, initial one-week filing window for two-way applications. That filing window is expected to occur sometime in 1999. All applications filed during this one-week window will be considered as having been filed on the same day. Applications will not be considered mutually exclusive. The FCC will issue a public notice of its receipt of the filed applications, after which applicants will have 60 days to resolve conflicts and amend their applications. The FCC will then issue a second public notice accepting the applications that also sets a 60-day period for parties to file petitions to deny. The rolling one-day filing window, described above, will start thereafter.

         The Cable Act. On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"). Under the retransmission consent provisions of the Cable Act and the FCC's implementing regulations, all MVPDs (including both wired and wireless) seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. Hard-wire cable systems, but not wireless MVPDs, are required under the Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial and non-commercial television or qualified low power television signals.

         Copyright. Under the Federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act of 1976 (the "Copyright Act"), certain "cable systems," including wireless MVPDs, are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming, if a compulsory copyright license is secured. Such a license may be obtained upon the filing of certain reports and the payment of certain fees set by copyright arbitration royalty panels.

         Retransmission Consent. Effective October 6, 1993, commercial broadcasters (other than superstations) could require that cable operators obtain their consent before retransmitting off-air VHF/UHF broadcasts. The FCC has exempted wireless MVPDs from the retransmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless MVPDs must obtain consent to retransmit broadcast signals. The Company has obtained such consents for each of its existing systems where the Company is retransmitting broadcast signals on MDS/MMDS/ITFS channels. Such consents will be required in the Company's other markets. There can be no assurance that the Company will be able to obtain such consents on terms satisfactory to the Company, if at all.

         Other Regulations. MMDS operators are subject to regulation by the FAA with respect to the construction, maintenance and lighting of transmission towers and by certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

WIRELESS BROADBAND BUSINESS STRATEGY

         Overview. The Company's long-term business strategy is to maximize the value of its broadband spectrum by delivering wireless broadband IP services in mid-size and small markets. Since its formation, the Company has focused primarily on the development and operation of MMDS subscription television systems in small to mid-size markets in the central United States. The Company currently owns or controls MMDS spectrum and infrastructure and operates a multichannel video business in 57 markets, and owns the BTA or otherwise controls MMDS channel rights in an additional 29 markets and 20 MHz of WCS spectrum in 19 markets. The Company currently intends to continue to operate its core MMDS multichannel video business for the foreseeable future; however, with the launch of high-speed Internet access businesses in 1998 by the Company and other wireless broadband providers, and the FCC's recent approval of two-way, fixed flexible use of MMDS spectrum, the Company's business strategy has expanded to incorporate additional applications, as discussed below.

         High-Speed Internet/Data. The Company believes that MMDS spectrum provides a viable broadband option to traditional telephony providers as a "pipeline" through which Internet and data services can be carried, especially for small and medium-sized businesses and SOHOs in mid-sized and small markets who seek a cost-effective means of accessing such on-line services at high speeds. The Company plans to focus its principal marketing efforts on small to medium-sized businesses and SOHOs and expects to attract these customers through both direct sales efforts and in-house telemarketers, as well as through indirect sales channels such as value-added resellers or "VARs."

         In July 1998, the Company entered its first market in Sherman/Denison, Texas on a developmental basis as a retail business high-speed Internet service provider ("ISP"). At launch, the Company offered a one-way wireless Internet service using a six-MHz MMDS channel for downstream transmission and standard telephone line or ISDN connection for an upstream path. In August 1998, the Company received developmental authorization from the FCC to conduct two-way operations in this market, and in February 1999, the Company launched its two-way service. The Company currently offers a variety of Internet services in this market for small to mid-size businesses and SOHOs. These services include Internet access at asynchronous speeds from 256 Kbps to 1.54 Mbps, or up to 53 times faster than traditional telephony speeds of 28.8 Kbps and up to 12 times faster than Integrated Services Digital Network ("ISDN") speeds of 128 Kbps. The Company also offers technical support, e-mail, Web design and hosting, domain name registration and maintenance and domain name changes.

         The Company currently provides its high-speed two-way Internet access to customers via a roof-mounted antenna connected to coaxial cable and a "wireless" modem/router and transceiver. The cable modem/router interfaces to the customer's personal computer via an Ethernet card connection or to a network via an Ethernet hub. Upstream and downstream transmission is provided over two of the Company's existing MMDS channels and Internet connectivity is maintained through diverse connections to national Internet backbone providers.

         The Company is in the process of upgrading its headend facility in Austin, Texas in preparation for launching a high-speed Internet access service in that market. The Company currently expects such launch to occur in May 1999. Except as discussed above, the Company has not conducted Internet access or service trials in any of its other markets.

There can be no assurance that the Company will successfully launch such systems on a commercial basis in 1999 or thereafter.

         IP Telephony. The Company believes that to fully exploit the value of its assets in the future, it will be required to implement an IP telephony application for its MMDS spectrum in selected markets. The most logical initial application is the use of a part of its spectrum as the transmission path for the loop between the local telephone exchange and the subscriber on the fixed public switched telephone network ("PSTN"), or "wireless local loop."

         To date the Company has not conducted tests involving wireless local loop telephony over MMDS spectrum. The Company has had discussions with several prospective manufacturers of network platforms over MMDS spectrum that would be capable of delivering both high-speed Internet access and IP telephony services.

         Although the Company believes that an MMDS system can be designed to deliver IP telephony services on a commercial basis, there can be no assurance that such a system can be designed or if such a system could be designed, that the Company would receive the requisite regulatory approval to offer such services, that the Company would have the financial resources required to design and construct such a system, or that such service could be deployed in a commercially successful manner or at all.

         New High-Speed Internet Markets. The Company's current business plan provides for the launch of a two-way high-speed Internet access business in up to 20 existing and unconstructed markets by 2001. Any such expansion is subject to and conditioned on the Company obtaining the requisite regulatory approval, additional financing and long-term equipment supply commitments in a timely manner and on terms acceptable to the Company. There can be no guarantee that such approval, financing or vendor commitments will be available. See "Business Government Regulation," "MD&A - Future Cash Requirements" and "MD&A - Vendors."

MULTICHANNEL SUBSCRIPTION VIDEO BUSINESS.

         Wireless MVPDs operate from a transmission facility ("headend"), consisting of satellite reception and other equipment necessary to receive the desired video programming. Programming is then transmitted by microwave transmitters from an antenna located on a tower to a receiving antenna located at the subscriber's premises. At the subscriber's premises, the microwave signals are converted to frequencies that can pass through conventional coaxial cable into an addressable descrambling converter and then to a television set. Wireless MVPDs require a clear line-of-sight, because the microwave frequencies used will not pass through large trees, hills, tall buildings or other obstructions. However, certain signal blockages can be overcome with the use of signal boosters which retransmit an otherwise blocked signal over a limited area. The Company's operating systems transmit at 10 to 100 watts of power from a transmission tower that generally has a signal pattern covering a radius of 35 miles.

         The Company generally can offer its subscribers local off-air VHF/UHF channels from ABC, NBC, CBS and Fox affiliates and other local independent broadcast stations, as well as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WGN, WTBS, Discovery, the Nashville Network, A&E and other cable programming. The channels that the Company offers in each market will vary depending upon the channel rights secured in such market at the time of system launch and as the Company continues to acquire channel rights. Generally, the Company's operating systems lease the majority of their wireless channels. The terms of such leases typically expire five to 10 years from the license grant date, ranging from years 1999 to 2009. The majority of such leases provide for
(i) a right of first refusal to purchase the channels after the expiration of the lease if FCC rules and regulations permit, (ii) an automatic renewal of the lease of five to 10 years if such automatic renewals are then permitted by the FCC, and/or (iii) an agreement to negotiate a lease renewal in good faith. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more operating systems could have a material adverse effect on the Company.

         Currently, wireless MVPDs can offer a maximum of 33 channels of analog video programming. Because the Company historically has not used downconverters that convert signals over the MDS-1 channel (2150 MHz-2156 MHz), and the MDS-2A channel (2156 MHz-2160 MHz) will not accommodate color video programming satisfactorily, the Company can offer a maximum of 31 channels of video programming in its operating and unconstructed markets.

The Company has supplemented its analog channel capacity by entering into cooperative marketing alliances with DIRECTV, which allow the Company to offer up to 185 channels of digital DIRECTV programming in combination with the Company's MMDS offering or as a stand-alone offering.

         The Company expects its marketing alliances with DIRECTV and DIRECTV's distributors to mitigate historical competitive disadvantages of limited channel capacity in the single family unit ("SFU") marketplace. The five-year SFU agreement, signed in April 1998, allows the Company to offer up to 185 channels of DIRECTV digital programming to SFU subscribers, either alone or in combination with the Company's local and premium MMDS programming (referred to as a "combo" package). This agreement provides for a commission to be paid to the Company for each SFU subscriber to whom the Company sells a DIRECTV programming package, as well as equipment and marketing subsidies that the Company believes could materially reduce the capital expenditure costs required for such new subscribers. The Company currently offers DIRECTV programming to SFU subscribers in 51 markets. In October 1997, the Company signed a seven-year agreement with DIRECTV to provide DIRECTV programming to multiple dwelling units ("MDUs"), such as apartment buildings, hotels and condominium complexes. The MDU agreement is substantially similar to the SFU agreement for this programming. The Company believes the additional programming offering will allow it to target higher income properties and renegotiate existing and renewing contracts with more advantageous economic terms. The Company currently offers DIRECTV programming to residential MDUs in 50 markets. DIRECTV is a registered trademark of DIRECTV, Inc., a unit of Hughes Electronics Corp.

         Heartland's business plan currently does not include the launch of any new subscription video-only markets, except to the extent necessary for channel maintenance and preservation of existing channel rights in unlaunched markets by building out of transmission facilities in accordance with FCC license perfection regulations, as well as renegotiation of certain spectrum leases when and as such leases mature. Moreover, the Company may determine not to expend additional capital on certain nonstrategic channel leases and/or channel and BTA licenses where the Company has not aggregated sufficient channel capacity or the area does not have sufficient line-of-sight households or businesses to provide an acceptable return on investment, thereby subjecting such leases and licenses to forfeiture. The launch of any new video markets is contingent on, among other things, additional financing opportunities and regulatory and interference issues, including the grant of pending applications for new licenses or for modification of existing licenses and the grant of applications for new licenses and license modification applications that have not yet been filed with the FCC.

         MMDS operators, including the Company, have experienced interference from operators of personal communications systems, or PCS, because of proximity to PCS cell sites and the orientation of individual MMDS receive sites in certain markets. To date, the Company has experienced moderate PCS interference in 14 of its 57 operating markets. The Company has addressed such interference on an individual subscriber basis, replacing the subscriber's integrated down converter or adding a filter to the subscriber's stand-alone down converter when necessary. The Company expects that interference from PCS will continue in these markets and may increase in these and other markets. For all new subscribers in existing systems and any new systems, the Company intends to purchase integrated down converters or external filters to eliminate the problem of PCS interference.

COMPETITIVE ADVANTAGES

         The Company believes that it maintains several competitive advantages in offering wireless broadband IP services to small and medium-sized businesses in its markets, including the following:

         Existing Broadband Network. The Company owns or leases MMDS and/or WCS spectrum and headends in 57 operating markets and 29 additional unconstructed markets. The Company believes that because of favorable characteristics of its spectrum band discussed below, initially it will be able to provide high-speed Internet service to any of these markets using a single headend design. The Company expects the incremental cost to upgrade an existing headend for this service to be from $200,000 to $400,000. Additionally, because of its DBS alliance with DIRECTV, the Company believes it will control sufficient MMDS or WCS spectrum in its markets to offer new wireless broadband IP services while continuing to maintain a multichannel digital video product in an effort to generate positive operating cash flow to help finance the development of other broadband wireless services.

         Lower Network Cost. The Company believes that the incremental capital required for launching IP service in a market and for connecting each customer will be lower than that of its competitors. The Company's wireless network involves no wires to install and maintain between the Company's headend and the end user. Copper and fiber-based systems require significant installation and maintenance costs, including significant labor costs. The majority of the Company's network costs will involve technology and transmission, integration and reception equipment. The Company believes these costs will decrease in time as technologies improve and economies of scale are achieved.

         Demand for Affordable Broadband Last-Mile Connectivity. The Company believes that there is significant demand among medium-sized and small businesses in mid-sized markets for affordable broadband IP services like high-speed Internet access. Internet access and other telecommunications services to such businesses traditionally have been carried over the PSTN. The portion of this network that ultimately connects to customer buildings, called the "last mile," is typically narrowband copper wire, as opposed to fiber, in the majority of the Company's markets. Additionally, the Company believes that a significant percentage of its target business customers are unpassed by hardwire broadband providers. Providers of wireless broadband services other than MMDS, such as 24 GHz, 28 GHz (local multipoint distribution service or "LMDS") and 38 GHz service, continue to focus on more densely populated urban areas because of their limited coverage areas. Accordingly, the Company believes that increased demand for bandwidth-intensive applications, plus a shortage of fiber or other broadband last-mile solutions in medium-sized markets, will facilitate demand for broadband network solutions that the Company intends to offer over its MMDS and WCS spectrum.

         High Capacity and Flexible Spectrum. Although the Company will face competition from other Internet service providers ("ISPs") and telecommunications service providers, the Company expects to benefit from its radio frequency band (2.1 GHz to 2.7 GHz), which allows high-capacity broadband service to be provided over large geographic areas. The Company's MMDS spectrum is capable of delivering data at speeds of up to 27 Mbps per six-MHz channel. Through enhanced modulation techniques, sectorization and control of up to 33 channels per market, the Company will have the ability to deliver multi-gigabits per second transmission capacity. Although other companies may offer wired services at comparable speeds, the Company believes that such services have distance limitations which prevent such service providers from guaranteeing these speeds to all customers. Additionally, while high-speed cable modem services may provide comparable Internet connectivity, the Company believes that the majority of its target businesses currently are not passed by such cable services. In addition to high capacity, the Company's spectrum will allow it to cover significantly larger coverage areas than other wireless competitors from a single main transmit facility, to the extent such wireless competitors offer service in the Company's markets. The Company believes that its typical coverage area for a single-headend design will be up to 35 miles for high-speed Internet service, compared to one to three miles for LMDS and 24 GHz service.

         Superior Value and Service. The Company's high-speed business Internet service provides higher bandwidth digital connections than alternative services at similar prices. The Company's mid-range services provide access speeds of 256 Kbps and 384 Kbps, or two to three times faster than ISDN, at prices comparable to prevailing ISDN rates. The Company also offers speeds of 768 Kbps to 1.54 Mbps, or the equivalent of T-1 speeds and up to 12 times faster than ISDN, at prices substantially less than prevailing T-1 rates in the Company's markets. The Company has engineered its network architecture to provide a minimum of 99.99% reliability, along with fully diverse back-haul traffic routes to the closest Internet Network Access Point. The Company, through national independent contractors, also provides technical support, e-mail, Web design and hosting, and domain name registration and maintenance.

         Consolidation Opportunity. The Company believes that it can maximize its opportunity as a provider of wireless broadband IP services in medium-sized markets by increasing its geographic scope of service. The Company expects that increasing its scope would allow it to achieve significant cost efficiencies by, among other things, leveraging executive management over a larger base of operations, centralizing certain business functions (e.g., license maintenance, technology evaluation and deployment, purchasing and inventory, billing, customer service, general accounting and finance), clustering regionally adjacent market operations and attracting higher quality sales agents and VARs. The Company believes that, upon consummation of the Restructuring, it will be in a unique position to lead a consolidation effort, as an MMDS service provider with no material long-term debt (except for approximately $12.0 million net debt relating to BTA licenses) and the largest existing video customer base to help fund future growth in other wireless broadband services. In February 1999, the Company filed a Schedule 13D with the SEC indicating that it had requested that Wireless One, Inc. ("Wireless One"), the largest MMDS multichannel video provider in the southeastern U.S., consider an alternative plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code that would involve a merger of Wireless One with the Company. See "Business - Recent Transactions - Wireless One Reorganization Proposal." There can be no assurance that the Company will be able to consummate any transaction with Wireless One or any other MMDS company.

         Additional Financing. Realization of the above-described competitive advantages assumes that the Company will be able to obtain additional capital to implement its wireless broadband IP business strategy. Such strategy is capital intensive and the Company currently does not expect to generate sufficient cash flow to fully implement its business strategy. Accordingly, the growth of the Company's revenue base and the implementation of its business strategy is subject to and dependent upon consummating the Restructuring and obtaining additional capital on terms and conditions acceptable to the Company and in a timely manner. Options for obtaining such capital include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements, and the sale of assets, including MMDS subscription video systems and channel rights.

         There can be no assurance that the Company will be able to obtain capital in a timely manner and on terms satisfactory to the Company that will be necessary to implement the above-described business strategy and grow the Company's revenue base. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that would allow the Company to continue operating in the normal course of business at least into 2000. More specifically, this plan would include delaying, reducing or eliminating the launch of new systems (including high-speed Internet access systems), reducing or eliminating new video subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures. See "MD&A - Future Cash Requirements."

EXISTING SYSTEMS AND UNCONSTRUCTED MARKETS

         The following tables provide information regarding the 86 markets in which the Company operates an MMDS multichannel video business, owns the BTA authorization and/or has acquired, or expects to acquire, MMDS channel rights that it intends to retain as of December 31, 1998. Although the Company has suspended the launch of new video-only businesses and, subject to obtaining additional financing, intends to develop alternative wireless broadband communications services, the following information is presented to provide basic information about the size, location and channel position in the existing and unconstructed markets in which the Company holds MMDS and WCS spectrum rights. Certain of the Company's channel rights in the unconstructed markets are in the form of lease agreements with educational entities that have pending applications for ITFS channels. These ITFS applications undergo review by the FCC's engineering and legal staff. Because the FCC's application review process does not lend itself to complete certainty, and given the considerable number of applications involved, no assurance can be given as to the precise number of applications that will be granted.

         "Estimated Total Households" represents the Company's current estimates of the approximate number of households within a 35-mile radius of the Company's tower sites (or projected tower sites for certain unconstructed markets), plus line-of-sight households ("LOSHH") outside the 35-mile radius that may be served from such tower sites and calculated as set forth below. The 35-mile radius is an arbitrary radius chosen because of industry practice, certain FCC interference protection criteria and capital expenditure considerations. Total household information within the 35-mile radius is based on 1990 Census Bureau (defined below) data obtained using a commercially available population software program called POP90(TM), created by EDX Engineering, Inc. ("EDX"). Due to the relatively flat terrain in certain of the Company's markets, the estimated LOSHH capable of being served may exceed the estimated total households within the 35-mile radius. Because LOSHH outside of the 35-mile radius are added to estimated total households, the number of estimated total households may equal the number of estimated LOSHH. A total average annual growth rate of approximately 1% since 1990, based on population growth rate estimates of the U.S. Bureau of the Census (the "Census Bureau") released in March 1998, is included in the estimates.

         "Estimated Line-of-Sight Households" represents the Company's estimates of the approximate number of LOSHH that can receive an adequate signal from the Company in its service areas. This information was calculated by using a commercially available engineering software program called Signal(TM), created by EDX. The EDX program determines LOSHH from 1990 Census Bureau data, using actual antenna heights, antenna locations and the surrounding three arc second terrain data. LOSHH in overlapping service areas in existing systems are divided proportionately among such areas. LOSHH in unconstructed markets are not divided among such markets. The program considers topographical features, but does not take into account potential signal blockage due to foliage or buildings. Due to the relatively flat terrain in certain of the Company's markets, the estimated LOSHH capable of being served may exceed the estimated total households within the 35-mile radius. Because LOSHH outside of the 35-mile radius are added to estimated total households, the number of estimated LOSHH in a market may equal the number of estimated total households in such market. The calculation of LOSHH assumes (1) the grant of pending applications for new licenses or for modification of existing licenses, and (2) the grant of applications for new licenses and license modification applications that have not yet been filed with the FCC. The LOSHH estimates include a total average annual growth rate of approximately 1% since 1990, based on Census Bureau population growth rate estimates released in March 1998.

                                                   ESTIMATED            ESTIMATED        NUMBER OF VIDEO        NUMBER OF
                                                     TOTAL            LINE-OF-SIGHT        SUBSCRIBERS           CHANNELS
        EXISTING SYSTEMS                           HOUSEHOLDS          HOUSEHOLDS            12/31/98          AVAILABLE(1)
        ----------------                           ----------          ----------            --------          -----------
  Austin, TX................................        437,358             390,260              10,220                 33
  Tulsa, OK.................................        324,859             312,101              10,890                 33
  Bucyrus, OH...............................        236,856             236,856                 840                 21
  Peoria, IL................................        204,681             199,764               1,652                 22
  Greenville, PA............................        339,291             167,033                 681                 20
  Taylorville, IL...........................        166,567             147,705               1,600                 20
  Paragould, AR.............................        142,470             142,470               2,198                 20
  Freeport, IL..............................        139,485             139,485               1,140                 20
  Corpus Christi, TX........................        167,864             126,974              10,803                 33
  Midland, TX...............................        118,372             118,372               5,669                 33
  Champaign, IL.............................        104,533             103,827               2,859                 23
  Temple/Killeen, TX........................        138,825             103,336              10,224                 33
  Jourdanton/Charlotte, TX..................        101,132             101,132               1,583                 28
  Sikeston, MO..............................        100,564             100,564               2,387                 20
  Waco, TX..................................        113,247              96,118               5,447                 33
  Corsicana/Athens, TX......................         95,753              95,753               2,173                 29
  Vandalia, IL..............................         93,998              93,998               1,540                 20
  Montgomery City, MO.......................         91,080              91,080                 720                 23
  Macomb/Walnut Grove, IL...................         84,209              84,209               1,849                 20
  Sherman/Denison, TX.......................        110,559              82,907               7,938                 29
  Stillwater, OK............................         81,586              81,586               5,619                 33
  Texarkana, TX.............................         80,871              76,561               1,329                 29
  McLeansboro, IL...........................         88,485              76,277               1,302                 31
  Olney, IL.................................         71,074              71,074               1,564                 20
  Monroe City/Lakenan, MO...................         70,196              70,196               1,482                 33
  Lubbock, TX...............................        112,235              63,191               3,727                 33
  Lawton, OK................................         81,960              59,906               5,906                 33
  O'Donnell, TX.............................         66,006              59,747                 705                 22
  Wichita Falls, TX.........................         65,257              57,175               4,466                 33
  Abilene, TX...............................         63,808              56,822               3,039                 22
  Chanute, KS...............................         56,155              56,155               4,277                 33
  Ardmore, OK...............................         53,076              53,076               3,264                 32
  Manhattan, KS.............................         52,720              52,720               1,870                 33
  Marion, KS................................         55,069              52,639               1,008                 22
  Mt. Pleasant, TX..........................         57,951              50,796               2,246                 24
  Laredo, TX................................         51,136              50,721               3,694                 33
  Muskogee, OK..............................         79,972              50,533                 857                 20
  Paris, TX.................................         42,897              42,897               2,870                 26
  Strawn/Ranger, TX.........................         42,856              41,089               1,254                 33
  Enid, OK..................................         40,118              40,118               3,955                 32
  Sterling, KS..............................         45,447              36,561                 816                 24
  Lindsay, OK...............................         58,730              32,767               2,604                 29
  Kingsville/Falfurrias, TX.................         32,484              32,484               1,495                 23
  Medicine Lodge/Anthony, KS................         30,022              30,022               1,297                 23
  Jacksonville, IL..........................         48,060              28,865                 554                 26
  McAlester, OK.............................         38,986              24,884                 710                 20
  Watonga, OK...............................         23,946              23,946                 750                 33
  Ada, OK...................................         48,591              21,894               3,204                 32
  Beloit, KS................................         20,481              20,481                 615                 33
  Olton, TX.................................         27,333              20,355                 814                 33
  Kerrville, TX.............................         37,046              20,092                 426                 33
  Hamilton, TX..............................         31,443              19,559               2,734                 33
  George West, TX...........................         23,237              16,209               2,125                 27
  Weatherford, OK...........................         28,994              14,185                 612                 33
  Woodward, OK..............................         14,180              13,704               2,309                 33
  Uvalde/Sabinal, TX........................         18,528              12,717               1,490                 33
  Gainesville, TX...........................         40,444              12,399               1,044                 27
                                                  ---------           ---------             -------              -----
            Total - Existing Systems........      5,193,083           4,478,347             160,446              1,585
                                                  =========           =========             =======              =====

----------------------------
(1) The number of channels available includes MMDS, MDS and ITFS channels that are either licensed or leased to the Company from other license holders. The number of channels available includes ITFS channels that may not currently be available for commercial programming or two-way broadband wireless communications services. The number of channels available also includes MDS-1 and MDS-2A channels which the Company does not use to provide multichannel video service.

                                                                  ESTIMATED           ESTIMATED          NUMBER OF
            UNCONSTRUCTED                                           TOTAL           LINE-OF-SIGHT         CHANNELS
               MARKETS                                            HOUSEHOLDS         HOUSEHOLDS         EXPECTED(1)
               -------                                            ----------         ----------         ----------
  Fischer, TX..............................................        439,639             363,218               25
  Ottawa/LaSalle, IL.......................................        238,510             238,510               16
  El Paso, TX..............................................        235,243             200,770               25
  Des Moines, IA...........................................        225,319             200,062               31
  Forrest City, AR.........................................        172,317             172,317               20
  Springfield, MO..........................................        143,756             143,756               33
  Bartlesville/Ponca City, OK..............................        128,271             128,271               32
  Tyler, TX................................................        174,025             122,892               21
  Columbia, MO.............................................        118,199             113,884               21
  Topeka, KS...............................................        112,540             112,540               33
  Amarillo/Borger, TX......................................        132,984             111,278               25
  El Dorado, AR............................................         79,031              79,031               16
  Kossuth, TX..............................................         71,964              71,964               33
  Lufkin, TX...............................................         70,954              70,954               13
  Paducah/Mayfield, KY.....................................         76,393              70,262               33
  Great Bend, KS...........................................         53,865              53,865               33
  Lenapah, OK..............................................         56,147              45,012               33
  Magnolia, AR.............................................         58,421              42,155               20
  Flagstaff, AZ............................................         45,693              41,012                6
  Charleston, WV...........................................        183,746              39,108                4
  Cheyenne, WY.............................................         33,940              32,076               13
  Burnet, TX...............................................         50,850              30,482               32
  Hays, KS.................................................         29,040              29,040               33
  Casper, WY...............................................         31,242              28,625               13
  Holdenville, OK..........................................         48,575              28,378               33
  Searcy, AR...............................................         76,935              27,337               33
  Altus, OK................................................         27,256              27,256               33
  Emporia, KS..............................................         26,295              17,148               20
  Elk City, OK.............................................         26,010              12,738               25
                                                                 ---------           ---------            -----
            Total-Unconstructed Markets....................      3,167,160           2,653,941              708
                                                                 ---------           ---------            -----
            Total-All Company Markets......................      8,360,243           7,132,288            2,293
                                                                 =========           =========            =====

----------------------
(1) The number of channels expected includes MMDS, MDS and ITFS channels (i) that are either licensed or leased to the Company from other license holders,
(ii) for which the Company has filed or by virtue of its BTA ownership has the exclusive right to file license applications with the FCC which the Company expects to be granted in 1999, or (iii) to which the Company otherwise expects to acquire license or lease rights in 1999 through application grants by the FCC. Channel applications undergo review by the FCC's engineering and legal staff. Because the FCC's application review process does not lend itself to complete certainty, no assurance can be given as to the exact number of applications that will be granted.

                   WCS SPECTRUM ACQUIRED FROM CS WIRELESS (1)
                   ------------------------------------------

                                                                                        ESTIMATED
                                            BANDWIDTH                                 LINE-OF-SIGHT
MARKET                                         (MHZ)                                    HOUSEHOLDS
---------                                   ------------                                ----------
Abilene, TX                                      20                                       56,822
Amarillo, TX                                     20                                      111,278
Austin, TX                                       20                                      390,260
Gainesville, TX                                  20                                       12,399
Hamilton, TX                                     20                                       19,559
Longview/Marshall, TX                            20                                       83,929
Lubbock, TX                                      20                                       63,191
Midland/Odessa, TX                               20                                      118,372
Mt. Pleasant, TX                                 20                                       50,796
O'Donnell, TX                                    20                                       59,747
Olton, TX                                        20                                       20,355
Paris, TX                                        20                                       42,897
Sherman/Denison, TX                              20                                       82,907
Shreveport, LA                                   20                                      160,163
Temple/Killeen, TX                               20                                      103,336
Texarkana, TX                                    20                                       76,561
Tyler, TX                                        20                                      122,892
Waco, TX                                         20                                       96,118
Wichita Falls, TX                                20                                       57,175

--------------------
(1) CS Wireless and the Company are parties to an agreement under which CS Wireless agreed to assign the WCS spectrum listed above to the Company. The Company currently leases such spectrum under an exclusive lease agreement with CS Wireless. Assignment of the WCS spectrum is subject to FCC approval. See "Business Recent Transactions - Asset Exchange and Sale of CS Wireless Interest."

COMPETITION

         High-Speed Internet Competition. The Company will experience intense competition for the provision of Internet access services from multiple service providers, including traditional ISPs, inter-exchange carriers ("IXCs"), incumbent local exchange carriers ("ILECS") such as Regional Bell Operating Companies ("RBOCs"), and hard-wire cable television companies.

         The Company believes that the competition for Internet access service to small to mid-size businesses generally falls into three categories: national, regional and local competitors. National competitors include IXCs such as AT&T, MCI Worldcom and Sprint, and national ISPs such as Digex, PSINet and UUNet. The services offered by national competitors generally range from dial-up 14.4 Kbps to a dedicated DS-3 (45 Mbps) connection. Some competitors have added Digital Subscriber Lines ("DSL") to their service offering. DSL can achieve higher data speeds over existing copper wire infrastructure (640 Mbps to 8.4 Mbps) than previously possible. Regional competitors include RBOCs and regional ISPs that generally offer services that range from dial-up 14.4 Kbps to dedicated T-1 (1.5
Mbps) connections. Local competitors include ILECs, multi-system hard-wire cable operators and local ISPs. The services offered by local competitors generally range from dial-up 14.4 Kbps to a dedicated T-1 connection. Local providers generally aggregate or over-subscribe local traffic onto access lines which are connected to a regional or national provider. Accordingly, the Company believes that these local providers typically target consumers, as opposed to businesses.

         The Company also may face competition from other fixed wireless services, including 24 GHz licensees such as Teligent, Inc., 28 GHz (LMDS) licensees such as NEXTLINK Communications, Inc. and 38 GHz licensees such as Winstar Communications, Inc. To the extent that such service providers provide Internet access and other telecommunications services in geographic areas which encompass or overlap the Company's markets, the Company could face intense price and service competition from these and other fixed wireless-based technologies.

         Data/Telephony Services. The Company also will face intense competition from other providers of data and telephony transmission services if the Company implements such services on a commercial basis. Such competition is increased because MMDS spectrum traditionally has not been utilized to deliver such alternative services, and consumer acceptance of such services delivered via MMDS technology is unknown at this time. Many of the existing providers of data transmission and telephony services, such as ILECs and RBOCs, have significantly greater financial and other resources than the Company. In addition, there can be no assurance that there will be consumer demand for alternative uses of the MMDS spectrum such as data transmission, including Internet access services, and telephony delivery services, that the Company will be able to compete successfully against other providers of such services, or that the Company will be able to achieve profitability from such services in future years.

         Subscription Video Competition. The subscription television business is highly competitive, and includes many operators with significantly greater resources and channel capacity than the Company. The Company's principal subscription video competitors in each market are traditional hard-wire or franchised cable operators, direct to home ("DTH") satellite providers including DBS, and private cable ("SMATV") operators. According to a report issued by the FCC in January 1998 (the "FCC Competition Report"), approximately 73.6 million households subscribed to MVPD services as of June 1997. According to the FCC Competition Report, the Company's primary competitors had the following market share at such time: traditional hard-wire cable systems - 87%; DTH/DBS - 9.8%; and SMATV - 1.6%. Wireless MVPDs had a 1.5% share of national multichannel video subscribers.

         In addition to the above services, premium movie services offered by the Company also have encountered significant competition from the video cassette industry, which provides feature films similar to those distributed by the Company on premium channels and through pay-per-view services. The FCC Competition Report estimated that 88% of U.S. television households have a video cassette recorder. Finally, local off-air VHF/UHF broadcast television stations (such as ABC, NBC, CBS and Fox) continue to be a primary source of video programming for the public, and the FCC Competition Report estimated that 23% of all television households receive television programming entirely through off-air reception.

         New and advanced technologies for the subscription television industry, such as digital compression, fiber optic networks, DBS transmission, video dialtone, and LMDS at 28 GHz are in various stages of development of commercial deployment. These technologies are being developed and supported by entities such as hard-wire cable companies, RBOCs and/or other wireless broadband providers that have significantly greater financial and other resources than the Company. These technologies could have a material adverse effect on the demand for MMDS subscription television services. There can be no assurance that the Company will be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 800 employees. None of the Company's employees are subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it generally has good relations with its employees. The Company also presently utilizes the services of independent contractors to install certain components of its operating systems.

NAME CHANGE/BUSINESS UNIT RESTRUCTURING

         On April 1, 1999, the effective date of the Plan (the "Effective Date"), the Company will change its name to Nucentrix Broadband Networks, Inc. and restructure its business into the following four wholly-owned subsidiaries:
Nucentrix Internet Services, Inc. ("Nucentrix Internet"), Nucentrix Telecom Services, Inc. ("Nucentrix Telecom"), Nucentrix Spectrum Resources, Inc. ("Nucentrix Spectrum") and Heartland Cable Television, Inc. ("Heartland Cable").

         Nucentrix Internet will operate the Company's retail high-speed Internet access business. Nucentrix Telecom will be formed to test, develop and operate wireless broadband IP telephony services, including wireless local loop voice services. Nucentrix Spectrum will own the Company's MMDS spectrum rights, including BTA licenses, MMDS channel licenses and leases, and WCS spectrum rights, as well as the Company's wireless transmission facilities and site leases. Heartland Cable will operate the Company's existing subscription television business, which will continue to operate under the name Heartland Cable Television(TM).

RECENT TRANSACTIONS

         CS Wireless Transaction. Effective as of December 2, 1998, the Company, CAI Wireless Systems, Inc. ("CAI") and CS Wireless signed a Master Agreement pursuant to which CAI purchased the Company's 36% equity interest in CS Wireless for $1.5 million. In addition, CS Wireless agreed to assign channel rights to MDS-1 channels (2150 MHz-2156 MHz) in Austin, Corpus Christi, El Paso and Killeen, Texas (the "MDS-1 Channels"), and WCS (2.3 GHz) frequencies in 19 markets (the "WCS Spectrum"), as well as an operating wireless cable system in Radcliffe, Iowa with approximately 1,750 subscribers, and to assign certain subscriber equipment to the Company. Also, the Company agreed to assign MMDS channel rights and related equipment in Portsmouth, New Hampshire to CS Wireless. The Company and CS Wireless have filed for FCC approval of the assignment of the MDS-1 Channels, and have agreed to file for approval of the assignment of the WCS Spectrum in connection with the execution of a comprehensive two-way interference coordination agreement. Pending FCC approval of these assignments, the Company and CS Wireless have executed a spectrum lease under which the Company has the exclusive right to use the MDS-1 Channels (subject to certain pre-existing leasehold interests) and WCS Spectrum. The transfers and assignments will occur in a second closing following FCC approval, at which time the Company has agreed to cancel a promissory note issued by CS Wireless and held by the Company, the outstanding balance of which, prior to December 2, 1998, was approximately $2.3 million. Following this transaction, the Company retained no equity interest or corporate governance rights in CS Wireless.

         Wireless One Reorganization Proposal. Wireless One is the largest MMDS multichannel video service provider in the southeastern United States, in terms of subscribers, with operations in 38 markets serving approximately 104,000 multichannel video subscribers. Wireless One also operates high-speed wireless Internet access businesses in Jackson, Mississippi, Baton Rouge, Louisiana and Memphis, Tennessee, and, according to public filings, controls MMDS and WCS channels rights and BTA authorizations in 80 total markets covering approximately 7,000,000 LOSHH. As of March 31, 1999, the Company owned an approximate 21% equity interest in Wireless One.

         On February 11, 1999, Wireless One filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (In re Wireless One, Inc., Case No. 99-295). On the same day, Wireless One filed a Current Report on Form 8-K describing Wireless One's Chapter 11 filing and attaching a Restructuring Term Sheet, on which Wireless One reported an agreement had been reached with certain holders of Wireless One's two series of unsecured senior notes.

         On February 25, 1999, the Company transmitted a letter (the "Company Letter") to the Chairman of the Board of Directors, the President and Chief Executive Officer, and the Chairman of the Restructuring Committee of the Board of Directors of Wireless One. In the letter, the Company requested consideration of an alternative Plan of Reorganization for Wireless One to be co-proposed by the Company, which would have the purpose and effect of changing or influencing the control of Wireless One. The principal terms of this proposal were outlined in a term sheet (the "Company Term Sheet") and included, among other things, a merger of Wireless One with and into the Company and a material change in the composition of the Board of Directors of Wireless One. Copies of the Company Letter and the Company Term Sheet were filed on March 8, 1999 on Schedule 13D pursuant to Rule 13d-101 of the 1934 Act.

ITEM 2.      PROPERTIES

         The Company leases approximately 24,000 square feet of office space, of which approximately 2,200 square feet was subleased to CS Wireless at March 1, 1999, for the Company's executive offices in Plano, Texas under a lease that expires April 10, 2003. The Company pays approximately $385,000 per annum rent for such space. CS Wireless reimburses the Company a pro-rata percentage of this amount, based on the amount of space remaining under sublease to CS Wireless.

         At December 31, 1998, the Company leased approximately 30,000 square feet of tower and warehouse space in Durant, Oklahoma from affiliates of Mr. L. Allen Wheeler, a former director of the Company, and Mr. David E. Webb, a former executive officer and director of the Company. The Company paid approximately $35,000 rent for such space in 1998. At December 31, 1998, the Company leased from an affiliate of Messrs. Webb, Wheeler and Robert R. Story, a former executive officer of the Company, an additional 12,430 square feet of office space in Durant, Oklahoma.

The Company paid approximately $62,000 rent for such space in 1998. At December 31, 1998, the Company leased from affiliates of Messrs. Wheeler and Webb approximately 20,000 square feet in several locations for certain of its operations, executive and telemarketing functions in Durant, as well as office space in Lindsay, Oklahoma. The Company paid a total of approximately $107,000 rent for such space 1n 1998.

         In connection with its Restructuring, the Company terminated approximately 56,000 square feet of the leases discussed above in Durant and Lindsay, Oklahoma, effective March 31, 1999. Claims of the lessors for damages will be treated as miscellaneous unsecured claims under the Restructuring. The Company continues to lease approximately 3,170 square feet of space for telemarketing and customer care operations in Durant from an affiliate of Messrs. Wheeler and Webb, under leases that expire March 1, 2000. The Company pays approximately $15,800 per year for such space. The Company also continues to lease over 3,100 square feet of space for purchasing and computer operations in Durant from an affiliate of Messrs. Wheeler and Webb, under leases that expire May 31, 2000. The Company pays approximately $32,300 per year for such space. The Company believes that the facilities described above are leased at fair market value and are adequate for the foreseeable future.

         The principal physical assets of the Company's operating systems consist of satellite signal reception equipment, radio transmitters and transmission antennae, as well as office space and transmission tower and headend space. The Company leases office space for its existing markets and will, in the future, purchase or lease additional office space in other locations if it launches other systems. The Company also owns transmission towers or leases space on transmission towers located in its markets. The Company believes that office space and space on transmission towers currently is available on acceptable terms in the markets where the Company intends to operate.

ITEM 3.      LEGAL PROCEEDINGS

CHAPTER 11 PROCEEDING

           On December 4, 1998, the Company filed the Plan under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See "Business - Financial Restructuring." On March 15, 1999, the Bankruptcy Court confirmed the Plan, which was subject to certain conditions. All conditions to effectiveness of the Plan have been satisfied or duly waived and the Company will emerge from Chapter 11 on April 1, 1999.

SECURITIES LITIGATION

         The Company is a co-defendant in one shareholder action filed in February 1998 and pending in federal court in the Northern District of Texas styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D) (the "Coates Action"), and one purported class action lawsuit originally filed in July 1998 in State District Court in Kleburg County, Texas styled Thompson, et al. v. Heartland Wireless Communications, Inc., et al. (98-371-D) (the "Thompson Action"). On December 11, 1998, Heartland removed the Thompson Action to the United States District Court for the Southern District of Texas (98-CV-567). In addition, 14 current and former Heartland directors, officers and/or employees are defendants in a purported class action lawsuit filed in federal court in November 1998 in the Northern District of Texas styled Shehadi, et al. v. David E. Webb, et al. (3-98-CV-2660-H) (the "Shehadi Action").

           The Coates Action consists of federal securities claims brought by two Heartland shareholders against the Company and six former officers and/or directors. The complaint alleges that during a period beginning on November 14, 1996 and ending on March 20, 1997, defendants allegedly misrepresented the Company's financial condition in various press releases and public filings. The complaint asserts claims under Sections 10(b) and 20(a) of the 1934 Act. On November 2, 1998, the court issued an opinion granting a Motion to Dismiss the complaint filed by defendants. See Coates v. Heartland, 26 F. Supp. 2d 910 (N.D. Tex. 1998). The court granted the plaintiffs permission to replead, and the plaintiffs filed an amended complaint on January 4, 1999. A Motion to Dismiss the amended complaint is pending.

         The Thompson Action involves allegations of state securities law violations, misrepresentation, and civil conspiracy claims against the Company and three former officers and directors. The Thompson Action seeks to represent a class consisting of anyone who acquired the securities of the Company between November 15, 1995 and March 20, 1997. The petition asserts that during the purported class period, the Company and certain former officers and directors allegedly misstated material facts concerning the Company's subscriber base and allegedly omitted to disclose the need for a material write-down of accounts receivable relating to the subscriber base. The Thompson Action further claims that the Company violated generally accepted accounting principles ("GAAP") by allegedly (1) failing to recognize revenue properly, (2) failing to adequately reserve for doubtful accounts receivable, and (3) using "unrealistic" amortization periods. As of March 31, 1999, the Thompson Action was pending in the United States District Court for the Southern District of Texas.

         The Shehadi Action is a purported class action asserted on behalf of all purchasers of the Company's securities on the open market from November 15, 1995 through August 14, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the 1934 Act, and alleges that during the class period, the Company and certain former and current directors and officers misstated material facts concerning the Company's subscriber base and allegedly omitted to disclose the need for a material write-down of accounts receivable relating to that subscriber base. The complaint also alleges that the Company failed to write down certain assets and investments in affiliates in accordance with GAAP and over-estimated certain amortization periods relating to subscriber installation costs. As of March 31, 1999, the Shehadi Action was pending in the United States District Court for the Northern District of Texas.

         The Company intends to vigorously defend the Coates, Thompson and Shehadi Actions. The filing of the Plan and/or dispositive motions have stayed discovery in these actions at least until the Effective Date. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to one or more of such proceedings would have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

LATE FEE LITIGATION

         The Company is a party to two purported class action lawsuits (together with the Ysasi Action (defined below), the "Late Fee Actions") filed in May 1998 and pending in State District Court in Brooks and Grayson Counties, Texas, respectively. The lawsuits are styled Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1) and Warren, et. al. v. Heartland Wireless Communications, Inc. (98-0715). The Late Fee Actions allege that the administrative late fees charged by the Company are not reasonably related to the costs incurred by the Company as a result of late payment of accounts. The plaintiffs seek to certify a class to represent all persons receiving cable service from the Company or who have been charged a late fee in the past by the Company. The plaintiffs seek a declaration that any contractual provisions for the Company's late fees are void or usurious, and seek money damages, interest, attorneys' fees and costs.

           The Company also is a party to a purported class action filed in December 1998 in State District Court in Nueces County, Texas. The lawsuit is styled Ysasi, et al. v. Heartland Wireless Communications, Inc. (98-6430-B) (the "Ysasi Action"). The Ysasi Action alleges that certain liquidated damages provisions of the Company's customer agreements are unconscionable, invalid and illegal, and therefore unenforceable. The plaintiffs also allege the Company's administrative late fees are "unreasonably large" and therefore unenforceable. The plaintiffs seek to represent a class consisting of all persons who first signed a customer agreement with the Company after December 4, 1998 that contained the above provisions. The plaintiffs seek a declaration that the liquidated damage provisions of the Company's customer agreements are invalid and illegal and an injunction enjoining the Company from enforcing such provisions, and seek recovery of all amounts paid under such liquidated damages provisions, attorneys' fees, prejudgment and post-judgment interest and costs.

         The Company intends to vigorously defend the Late Fee Actions. The filing of the Plan has stayed discovery in these actions at least until the Effective Date. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to one or more of such proceedings would have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

OTHER

         The Company is a party, from time to time, to routine litigation incident to its business. It is the opinion of management that no other pending litigation matter will have a material adverse effect on the Company's consolidated financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Old Common Stock began trading on The NASDAQ Stock Market's National Market on April 22, 1994. On October 15, 1998, The Nasdaq Stock Market, Inc. delisted the Old Common Stock. As of March 12, 1999, no established public trading market existed for the Old Common Stock. Pursuant to the Restructuring, the Old Common Stock will be canceled on the Effective Date. The following table sets forth, on a per share basis, the high and low closing sale prices of the Old Common Stock as reported on the NASDAQ Stock Market's National Market for the fiscal year 1997 and first three fiscal quarters in 1998. For the fourth quarter of 1998, the range of reported high and low bid quotations on the OTC Bulletin Board quotation system is presented, as derived from The National Association of Securities Dealers. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                                CLOSING SALE PRICE
                                                                                                ------------------
                                                                                                 HIGH          LOW
                                                                                                 ----          ---
Fiscal Year Ended December 31, 1997:
  First Quarter.........................................................................        $ 12.38       $  2.13
  Second Quarter........................................................................        $  3.06       $  1.88
  Third Quarter.........................................................................        $  3.25       $  1.56
  Fourth Quarter........................................................................        $  3.56       $  1.31
Fiscal Year Ending December 31, 1998:
  First Quarter.........................................................................        $  1.91       $  0.78
  Second Quarter........................................................................        $  1.00       $  0.53
  Third Quarter.........................................................................        $  0.81       $  0.25

                                                                                                  BID QUOTATIONS
                                                                                                  --------------
                                                                                                 HIGH          LOW
                                                                                                 ----          ---
  Fourth Quarter........................................................................        $   .28       $   .01

         On March 12, 1999, the last reported bid price for the Old Common Stock as reported on the OTC Bulletin Board was $ 0.035 per share. As of March 12, 1999, there were approximately 754 holders of record of the Old Common Stock.

         Although the Company believes that the issuance and subsequent resale of the New Common Stock will be exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") under section 1145 of the Bankruptcy Code, trading of shares of New Common Stock held by entities or individuals who may be deemed to be "affiliates" or "underwriters" under the 1933 Act will be restricted. Although the Company intends to file a Shelf Registration Statement on Form S-1 with the SEC to register such shares, there can be no assurance that an established public trading market will exist for any shares of New Common Stock.

         The Company has never declared or paid any cash dividends on the Old Common Stock and does not presently intend to pay cash dividends on the Old Common Stock or New Common Stock in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business. The terms governing the preferred stock issued by one of the Company's majority-owned subsidiaries include a preference as to dividend payments over the Company, as a holder of common stock of such subsidiary. Future loan facilities, if any, obtained by the Company or any of its subsidiaries also may prohibit or restrict the payment of dividends or other distributions. Subject to the waiver of such prohibitions and compliance with such limitations, the payment of cash dividends on shares of New Common Stock will be within the discretion of the Board and will depend upon the earnings of the Company, the Company's capital requirements, applicable requirements of the Delaware General Corporation Law and other factors that are considered relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1998, 1997 and 1996 were derived from the Consolidated Financial Statements of the Company, which were audited by KPMG LLP, independent certified public accountants, and which are included elsewhere in this Form 10-K. The selected historical financial data presented below as of December 31, 1995 and 1994 and for the years ended December 31, 1995 and 1994 were derived from Consolidated Financial Statements of the Company, which were audited by KPMG LLP, but which are not included in this Form 10-K. This selected consolidated financial data should be read in conjunction with MD&A and the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                1998 (1)       1997 (2)       1996 (2)       1995 (3)        1994
                                               ---------      ---------      ---------      ---------      ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:

  Revenues ...............................     $  73,989      $  78,792      $  56,017      $  15,300      $   2,229
  Operating expenses:
     Systems operations ..................        35,790         39,596         21,255          4,893            762
     Selling, general and
       administrative ....................        36,367         42,255         42,435         11,887          4,183
     Depreciation and amortization .......        39,550         65,112         39,323          6,234          1,098
     Impairment of long-lived assets .....       105,791             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------
          Total operating expenses .......       217,498        146,963        103,013         23,014          6,043
                                               ---------      ---------      ---------      ---------      ---------
  Operating loss .........................      (143,509)       (68,171)       (46,996)        (7,714)        (3,814)
  Interest expense, net ..................       (34,436)       (34,321)       (18,166)       (10,857)          (210)
  Equity in losses of affiliates .........       (30,340)       (32,037)       (18,612)        (1,369)          (387)
  Other income (expense) .................           (10)           (54)         4,981           (247)          (227)
                                               ---------      ---------      ---------      ---------      ---------

  Loss before reorganization costs, income
     taxes and extraordinary item ........      (208,295)      (134,583)       (78,793)       (20,187)        (4,638)
  Reorganization costs ...................         3,266             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------
  Loss before income taxes and
     extraordinary item ..................      (211,561)      (134,583)       (78,793)       (20,187)        (4,638)
  Income tax benefit .....................            --             --         28,156          4,285          1,595
                                               ---------      ---------      ---------      ---------      ---------
  Loss before extraordinary
      item ...............................      (211,561)      (134,583)       (50,637)       (15,902)        (3,043)
 Extraordinary item, net of tax benefit ..            --             --        (10,424)            --             --
                                               ---------      ---------      ---------      ---------      ---------

  Net loss ...............................     $(211,561)     $(134,583)     $ (61,061)     $ (15,902)     $  (3,043)
                                               =========      =========      =========      =========      =========

   Loss per basic and dilutive share (4):
  Loss before extraordinary item .........     $  (10.72)     $   (6.85)     $   (2.74)     $   (1.34)     $   (0.30)
 Extraordinary item ......................            --             --      $   (0.57)            --             --
                                               ---------      ---------      ---------      ---------      ---------
  Net loss ...............................     $  (10.72)     $   (6.85)     $   (3.31)     $   (1.34)     $   (0.30)
                                               =========      =========      =========      =========      =========
  Weighted average number of basic and
  dilutive common shares outstanding .....        19,735         19,649         18,473         11,866         10,011


                                                                    AS OF DECEMBER 31,
                                                                    ------------------
                                              1998           1997          1996          1995          1994
                                              ----           ----          ----          ----          ----
                                                                       (IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents ............   $  30,676      $  42,821     $  79,596     $  23,143     $  11,986
  Total assets .........................     186,032        372,134       515,364       205,405        77,921
  Long-term debt, including current
  portion ..............................      16,277        308,196       303,538       141,652        40,506
  Liabilities Subject to Compromise ....     322,781             --            --            --            --
  Total stockholders' equity (deficit) .    (165,090)        46,408       180,847        51,688        30,081

----------
(1) The Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in December 1998. In conjunction with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company's operating assets were written down to estimated fair market value through a non-cash impairment charge to earnings. In addition, the Company's Old Senior Notes and Convertible Notes, which are subject to compromise in the restructuring, have been reclassified to "Liabilities Subject to Compromise" at December 31, 1998 (see Notes 3 and 8 to the Consolidated Financial Statements).

(2) The Company changed its useful lives for depreciating the nonrecoverable portion of subscriber installation costs in 1997 and 1996 (see Note 1(g) to the Consolidated Financial Statements), and license and leased license costs and excess of cost over fair value of net assets acquired in 1996 (see Notes 1(h) and 1(i) to the Consolidated Financial Statements).

(3) The Company changed its method of accounting for the direct costs and installation fees related to subscriber installations in 1995.

(4) Loss per basic and dilutive common share for each period presented has been calculated using the provisions of SFAS No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997 and requires restatement of all prior period loss per share data (see
         Note 1(n) to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The Company provides wireless broadband network and multichannel subscription television services in the 2.1 GHz to 2.7 GHz range of the radio spectrum, primarily in mid-size and small markets in the central United States. To date, the Company's principal business has been as a wireless MVPD, using radio spectrum allocated by the FCC as MMDS, MDS and ITFS spectrum.

         As a wireless multichannel video programming distributor ("wireless MVPD"), the Company provides an average of 25 analog channels of cable television and local broadcast network programming to 57 operating markets in the central United States. The Company also offers up to 185 channels of digital DBS programming from DIRECTV and its distributors in 51 of its operating markets, under cooperative marketing agreements with DIRECTV. In addition to its 57 operating markets, the Company owns the BTA authorization from the FCC, or otherwise has aggregated MMDS and/or WCS channel rights in the 2.1 GHz to 2.7 GHz range, in 29 unconstructed markets. At December 31, 1998, the Company provided wireless multichannel video service to approximately 160,000 subscribers. The Company is the largest wireless MVPD, in terms of subscribers, in the United States.

         The Company also provides two-way high-speed wireless digital communications services in one operating market (Sherman/Denison, Texas) and is constructing a similar system in Austin, Texas. The Company offers high-speed Internet access in Sherman/Denison, Texas primarily to medium-sized businesses and SOHOs. The Company, through national independent contractors, also offers technical support, e-mail, Web design and hosting and domain name registration and maintenance in connection with its high-speed Internet access business.

         As used herein, "EBITDA" means earnings before interest, taxes, depreciation and amortization. "System EBITDA" means net income (loss) plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges, less any non-cash items which have the effect of increasing net income or decreasing net loss, for a system. System EBITDA includes all selling, general and administrative expenses attributable to employees employed in that system and, to more accurately reflect operations at the system level, the Company also allocates to each operating system expenses related to billing, collections, telemarketing, the Company's call center and information systems. EBITDA and System EBITDA are discussed because they are widely accepted financial indicators of a company's ability to service and/or incur indebtedness. However, EBITDA and System EBITDA are not financial measures determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA and System EBITDA may be calculated differently from company to company.

         Although the Company has recorded net losses of $426.7 million since inception, 48 operating systems achieved positive System EBITDA during 1998. The Company's nine remaining systems did not achieve positive System EBITDA for the year ended December 31, 1998, primarily as a result of the lower number of channels offered by such systems, insufficient LOSHH and high fixed channel lease payment requirements in relation to the number of subscribers in such markets.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

         Revenues. The Company's revenues consist of monthly fees paid by multichannel video subscribers for basic programming, premium programming, program guides, equipment rental and other miscellaneous fees. Unless the context requires otherwise, all references in this MD&A to "subscribers" or "systems" are to the Company's multichannel video subscribers and systems.

         The Company's revenues were $74.0 million in 1998, $78.8 million in 1997 and $56.0 million in 1996, representing a 6% decrease in 1998 from 1997 and a 41% increase in 1997 from 1996. Although the Company believes it continues to successfully attract a higher quality of subscribers, the number of subscribers has declined since the first quarter of 1997. During the same time period, however, average monthly revenue per subscriber increased to $33.95 in 1998, from $33.52 in 1997 and $30.22 in 1996, due to a greater percentage of subscribers purchasing premium packages and pay-per-view services and higher average subscription rates as lower-priced packages are replaced with upgraded offerings.

         The decrease in revenues in 1998 was primarily due to a decrease in average subscribers from 184,000 in 1997 to 170,000 in 1998. The decline in subscribers was a result of (i) the Company's inability to hire and train a qualified sales force as quickly as it had anticipated, (ii) the delayed launch of the Company's marketing plan for its combined DIRECTV offerings until the third quarter of 1998, (iii) an increase as of January 1, 1998 and November 1, 1998 in the Company's equivalent basic unit or "EBU" conversion rate for calculating MDU subscribers (see "MD&A - Change in Method for Reporting Subscribers"), (iv) the transfer of one operating system (and its associated revenues) to CS Wireless in December 1997, and (v) stricter credit policies for approving new customers which, although contributing to a decline in revenues, has reduced churn and bad debt expense.

         The increase in revenues in 1997 from 1996 was primarily due to the acquisition or launch of 20 net new operating systems during 1996, which had a full year impact on 1997. Also contributing to the increase in revenues was the addition and retention by the Company in 1997 of subscribers at overall higher subscription rates, and the receipt of increased revenues for premium services from customers retained after the expiration of certain free-service promotions.

          At December 31, 1998, the Company had approximately 160,000 subscribers versus approximately 187,000 at December 31, 1997 and approximately 181,000 at December 31, 1996. The Company had 57 operating systems at December 31, 1998 compared to 58 at December 31, 1997 and 54 at December 31, 1996.

         The Company recognizes that long-term subscriber growth is necessary for sustainable EBITDA growth from its subscription television business. Although there can be no assurance that such long-term growth will be achieved, the Company believes that with its enhanced programming offering from DIRECTV, continuing improvement in other operational areas, and improved hiring and retention efforts relating to a subscription video sales force, its subscription television business can generate operating cash flow sufficient to fund the ongoing operations of this business unit while the Company develops and expands other wireless broadband businesses.

         Effective November 1, 1998, the Company implemented a system-wide price increase for its subscription television service offerings. The price increase was implemented to partially offset the Company's increased programming costs. This represents the Company's first system-wide programming price increase. In conjunction with the price increase, the Company also revised its EBU conversion rate as of November 1, 1998. See "MD&A Change in Method for Reporting Subscribers."

         System Operations. System operations expenses include programming costs, channel lease payments, costs of service calls and disconnects, transmitter site and tower rentals, and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments), and channel lease payments (with the exception of certain fixed payments) are variable based on the number of subscribers. Systems operations expenses were $35.8 million, $39.6 million and $21.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. As a percentage of revenues, systems operations expenses were 48% in 1998, 50% in 1997 and 38% in 1996. The decrease in systems operations expense in 1998 from 1997 was primarily due to lower programming costs as a result of fewer subscribers. This decrease was slightly offset by programming rate increases from certain providers. In addition, compared to 1998, the Company experienced higher service call and disconnect expense during 1997 due to (i) installation corrections at certain subscriber households, (ii) recovery of equipment from disconnected subscribers and (iii) higher churn in 1997. System operations expenses increased in 1997 from 1996 primarily due to increased programming costs resulting from expanded channel offerings in certain markets, the promotion of special programming packages which carried lower margins than the Company's basic programming package, higher overall programming rates, increased service call expense related to installation corrections and a significant increase in labor and overhead expense related to the Company's attempts to recover equipment from disconnected subscribers.

         Selling, General and Administrative ("SG&A"). SG&A was $36.4 million, $42.3 million and $42.4 million for the three years ending December 31, 1998, 1997 and 1996, respectively. As a percent of revenues, SG&A expense was 49% for 1998, 54% for 1997 and 76% for 1996. The decrease in SG&A from 1996 to 1998 was due to lower bad debt expense resulting from improved credit screening and collections procedures and as a result of labor savings and efficiencies realized from field operational improvements and consolidation of management and staff in certain markets.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of license and leased license investment and amortization of the excess of cost over fair value of net assets acquired. Depreciation and amortization expense was $39.6 million in 1998, $65.1 million in 1997 and $39.3 million in 1996.

         The substantially higher depreciation and amortization expense in 1997 compared to 1996 and 1998 is partially due to a nonrecurring charge to depreciation expense of $9.0 million during the third quarter of 1997. This charge was comprised of three components: $6.1 million related to the third quarter 1997 write-off of equipment not recovered from subscriber homes; $1.7 million related to the write-off of obsolete subscriber equipment that was not available for future use; and $1.2 million related to the effects of a reduction in the estimated useful life by the Company of the nonrecoverable portion of subscriber installation costs from four years in 1996 to three years in the third quarter of 1997. Depreciation and amortization expense also increased in 1997 from 1996 as the Company began amortizing BTAs that were acquired in December 1996.

         In addition to the reasons outlined above, depreciation and amortization decreased in 1998 compared to 1997 as the carrying value of certain assets were reduced by (i) an impairment charge of $17.7 million of the Company's undeveloped licenses during the second quarter of 1998, (ii) an impairment charge of $6.8 million of the Company's excess basis in its 36% equity interest in CS Wireless during the second quarter of 1998, (iii) an impairment charge of $18.9 million of the Company's operating licenses and leased license investments during the third quarter of 1998, (iv) an impairment charge of $44.5 million of the Company's systems and equipment during the third quarter of 1998 and (v) an impairment charge of $24.7 million of the Company's excess of cost over fair value during the third quarter of 1998. See "MD&A - Impairment of Long-Lived Assets."

         The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and, prior to 1998, certain overhead charges, and direct commissions. These direct costs are capitalized as systems and equipment in the accompanying Consolidated Balance Sheets.

         The amortization periods related to the nonrecoverable portion of installation costs for new subscribers over the periods presented reflect the Company's best estimates of the expected useful lives of such costs at the time of implementation. The Company's original estimate of six years was based in part on the assumption that a primarily rural operating strategy could contribute to subscription terms that were significantly higher than the hard-wire industry, because of a perceived higher degree of stability, lower amounts of transiency and less competition for multichannel video programming alternatives in a rural subscriber base. In the fourth quarter of 1996, the Company reassessed its policy and determined, in light of increased disconnect rates in 1996, to reduce its estimate of useful lives to four years. In the third quarter of 1997, the Company again reassessed its estimate of useful lives and reduced its estimate to three years. The Company based this reduction primarily on cumulative results of operation through September 30, 1997 that indicated a lower than anticipated retention rate of subscribers in markets where the Company offered 20 channels or less and in markets where prior promotional campaigns had begun to expire. A three-year useful life is the equivalent of a 2.8% churn rate. The Company currently believes that a consolidated monthly churn rate of 2.8% to 3.0% can be achieved and maintained in the Company's existing markets.

         Impairment of Long-Lived Assets. The Company continually reviews components of its business for possible improvement of future operating strategies based on, among other things, changes in technology, competition, consumer habits and business climate. The Company adopted SFAS No. 121 effective January 1, 1996. SFAS No. 121 addresses the accounting for impairment of long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, provides guidelines for recognizing and measuring impairment losses, and requires that the carrying amount of impaired assets be reduced to estimated fair value.

         During the second quarter of 1998, the Company reviewed the assets associated with certain undeveloped markets (including certain of the markets listed in the table on page 15 of this Form 10-K) and determined that (i) cash flows from operations would not be adequate to fund the capital outlay required to build out such markets, and (ii) because of the Company's default on its interest payment on the Old 13% Notes in the second quarter of 1998, outside financing for the build-out of these markets was not readily available prior to the consummation of a financial restructuring. Therefore, in accordance with SFAS No. 121, the channel licenses and leases in these undeveloped markets were individually evaluated and written down to estimated fair value, resulting in a non-cash impairment charge of $17.7 million in the second quarter of 1998.

         Throughout the second and third quarters of 1998, the Company analyzed various recapitalization and restructuring alternatives with the assistance of WP&Co., including consensual, out-of-court alternatives. In October 1998, the Company announced that it intended to pursue a prenegotiated plan of reorganization by filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. This event caused the Company to evaluate all of its long-lived assets for impairment (according to the requirements of SFAS No. 121). The Company retained the services of a third party to assist in performing a fair market valuation of substantially all of the Company's assets. This valuation resulted in a non-cash impairment charge of $88.1 million for the third quarter of 1998. The impairment included write-downs of systems and equipment ($44.5 million), license and leased license investment ($18.9 million) and the excess of cost over fair value ($24.7 million).

         Operating Loss. The Company generated operating losses of $143.5 million, $68.2 million, and $47.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. EBITDA was $1.8 million for 1998, negative $3.1 million for 1997 and negative $7.7 million in 1996. Despite the decreases in revenues from 1997 to 1998 resulting from fewer subscribers, EBITDA increased due primarily to lower total programming costs due to fewer subscribers and operational improvements and efficiencies in its 57 operating markets. Bad debt expense decreased from $3.5 million in 1997 to $1.7 million in 1998 and the Company's monthly churn rate decreased from 4.6% in 1997 to 3.6% in 1998. This improvement is attributed to a higher quality subscriber base resulting from improved credit screening and collection procedures.

         The improvement in EBITDA from 1996 to 1997 resulted from a 41% growth in revenues combined with lower corporate overhead. EBITDA consistently increased during 1997, improving from negative $2.6 million in the second quarter, to negative $798,000 in the third quarter to a positive $279,000 in the fourth quarter. The Company attributed this increase in EBITDA to operational improvements implemented during the year in the Company's 58 operating systems (including one operating system managed by the Company for CS Wireless), as well as cost savings and efficiencies through consolidation of management and staff in certain markets and reductions in executive and corporate staff. In addition, bad debt expense decreased from $7.3 million in 1996 to $3.5 million in 1997, primarily as a result of improved credit screening procedures and collection policies. The Company believes that these improvements resulted in a higher quality subscriber base at year-end. The Company's monthly churn rate decreased from 9.6% for the year ended December 31, 1996 (including the year-end subscriber write-off and change in methodology for reporting MDU subscribers) to 4.6% for the year ended December 31, 1997. Excluding the 1996 year-end subscriber write-off and methodology change, the Company's average monthly churn for 1996 was 4.1%. The increase in overall churn in 1997 is primarily attributable to the enforcement of more aggressive collections and disconnect procedures during 1997. The Company's monthly churn for the fourth quarter ended December 31, 1997 was 4.3%.

         Interest Income. Interest income was $2.7 million in 1998, $5.5 million in 1997 and $3.8 million in 1996. The increase in interest income from 1996 to 1997 was due to higher interest earned on notes receivable and average cash and cash equivalents subsequent to the receipt of approximately $53.3 million in cash related to the formation of CS Wireless in February 1996 and the issuance of $125.0 million of the Old 14% Notes in December 1996.

         Interest income decreased from 1997 to 1998 due to higher interest earnings during 1997 on larger escrowed balances segregated for the payment of interest on the Old Senior Notes and higher interest earnings on a note receivable that was partially repaid during the second and third quarters of 1997.

         Interest Expense. The Company incurred interest expense of $37.1 million in 1998, $39.9 million in 1997 and $22.0 million in 1996. The increase in interest expense from 1996 to 1997 is due to increases in borrowed funds. Average borrowings increased from $176.0 million during 1996 to $307.0 million during 1997. Interest expense during the periods presented consisted primarily of (i) non-cash interest related to the Convertible Notes, (ii) interest on the Company's Old 13% Notes, (iii) interest on the Company's Old 14% Notes since December 20, 1996, (iv) interest related to a short-term senior secured credit facility repaid in December 1996 and (v) interest on debt incurred in conjunction with the BTA auction. The slight decrease in interest expense from 1997 to 1998 resulted from the Company's Chapter 11 filing on December 4, 1998, at which time interest ceased to accrue on the impaired debt (the Convertible Notes and the Old Senior Notes).

         Equity in Losses of Affiliates. During 1996, 1997 and part of 1998, the Company owned approximately 36% of the outstanding common stock of CS Wireless, which it acquired on February 23, 1996, and 20% of the outstanding common stock of Wireless One, which it acquired in October 1995. The Company had equity in losses of affiliates of $30.3 million in 1998, $32.0 million in 1997 and $18.6 million in 1996. The increase in losses from affiliates from 1996 to 1997 reflects actual higher net losses incurred by CS Wireless and Wireless One during 1997. Losses recorded for Wireless One reduced the Company's investment balance to zero in November 1997. During the second quarter of 1998, the Company wrote off $6.8 million of its excess basis in CS Wireless and during the third quarter of 1998, the Company wrote off $11.7 million of its remaining investment in CS Wireless after learning in the third quarter of 1998 that CS Wireless had recorded an asset impairment charge on its financial statements of $46 million related to goodwill. In December 1998 the Company sold its 36% equity interest in CS Wireless to CAI. See "Business - Recent Transactions."

         Income Tax Benefit. At December 31, 1998, the Company had an estimated $324 million net operating loss carryforward for income tax purposes. No income tax benefit was recorded for the years ended December 31, 1997 and 1998. As discussed more fully in Note 11 of the Notes to the Consolidated Financial Statements, the Company recognized income tax benefits related to the Company's losses before income taxes and extraordinary items of $28.2 million for 1996.

         Reorganization Costs. During 1998, the Company incurred $3.3 million in expenses related to the Plan filed under Chapter 11 of the U.S. Bankruptcy Code. These costs are for services of financial and legal advisors, accountants and other consultants as well as printing and mailing costs for Plan documents.

         Extraordinary Item. In December 1996, the Company recognized an extraordinary loss of $11.5 million, net of tax of $1.1 million. This extraordinary loss resulted from a substantive modification of the terms of the Old 13% Notes due to the amount of consent fees paid ($6.9 million) for the issuance of the Old 14% Notes. For financial reporting purposes, the Old 13% Notes have been treated as having been extinguished and reissued upon the sale of the Old 14% Notes, and recorded at their estimated fair value as of such date. The extraordinary loss consists of the associated write-off of debt issuance costs related to the Old 13% Notes of $5.3 million, the consent payments of $6.9 million, the decrease in the Old 13% Notes of $1.1 million to reflect their estimated fair value and other costs of $400,000.

         Net Loss. The Company has recorded net losses since its inception. The Company incurred net losses of $211.6 million or $10.72 per basic and diluted common share during 1998, $134.6 million or $6.85 per basic and diluted common share during 1997and $61.1 million or $3.31 per basic and diluted common share during 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The wireless broadband network business is capital-intensive. Since inception, the Company has expended funds to lease or otherwise acquire MMDS channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. The Company's primary sources of capital have been from subscription fees, debt financing, the sale of common stock and the sale of MMDS channel rights that were not part of the Company's strategic plan. The growth of the Company's business will require substantial investment in capital expenditures for the development and launch of wireless broadband services such as high-speed Internet services and IP telephony services. The recent approval by the FCC of flexible two-way use of the Company's spectrum has opened new applications such as high-speed two-way data and fixed wireless local-loop telephony services that the Company believes are necessary to maximize the value of its broadband spectrum but that will require additional capital resources to develop and implement. See "Business - Government Regulation" and "Business - Wireless Broadband Business Strategy".

         The Company estimates that a launch of a new wireless broadband network system providing high-speed Internet access and multichannel video services in a typical market will involve the initial expenditure of approximately $850,000 to $1 million for transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower. The Company believes that incremental headend costs to launch an Internet service business in one of the Company's existing systems will be $200,000 to $400,000. In addition, incremental costs of approximately $465 per SFU MMDS video subscriber, $343 per DTV-MMDS combo video subscriber and $1,100 per medium-sized business Internet subscriber (up to 20
PCs) (which may be partially offset by installation and/or other up-front charges) for equipment, labor, overhead charges and direct commission are required. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

         Cash used in operations by the Company was $8.4 million in 1998, $41.6 million in 1997 and $22.8 million in 1996. The reduction in cash used in operations in 1998 compared to 1997 was primarily due to nonpayment in the current year of accrued interest on the Old Senior Notes, as well as lower programming costs as a result of fewer subscribers, improved subscriber receivable collection experience and labor savings and efficiencies at the market level, partially offset by lower revenues. The increase in cash used by operations in 1997 compared to 1996 was primarily due to increased systems operations expense due to increased subscribers and interest expense, partially offset by a 41% increase in revenues.

         Cash used in investing activities was $2.0 million in 1998 and $34.2 million in 1996. Cash provided by investing activities was $6.8 million in 1997. Cash provided by/used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber receive-site equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of wireless cable channel rights that are not a part of the Company's strategic plan. During 1998 cash used by investing activities included the sale of debt securities held in the Company's escrow account for payment of interest on the Old 14% Notes, the sale of the Company's equity interest in CS Wireless for $1.5 million, purchases of subscriber equipment, the upgrade of transmission equipment and purchases of new equipment for additional channels authorized by the FCC in certain markets. During 1997, investing activities included receipt of approximately $15.0 million in cash for payment on a note receivable from CS Wireless, $3.5 million in cash from the sale of a partial interest in the Company's investment in a Mexican MMDS company, sales of debt securities totaling $19.9 million, and the acquisition of two operating systems in Oklahoma for $1.6 million. The Company's purchases of systems and equipment decreased from 1996 to 1997 due to the launch of 16 systems during 1996 compared to two systems in 1997.

         Cash used in investing activities during 1996 also included the Company's acquisition of the Champaign, Illinois and Gainesville, Texas operating systems, payments related to the BTA Auction and out-of-pocket expenses related to the acquisition of the businesses of CableMaxx, Inc. and American Wireless Systems, Inc., assets of Fort Worth Wireless Cable TV Associates, Wireless Cable T.V. Associates #38 and certain of the wireless cable television assets of Three Sixty Corp., formerly Technivision, Inc. (collectively, the "CableMaxx Acquisitions"). These uses of cash were partially offset by the receipt of approximately $58.3 million in cash from CS Wireless in connection with the Company's contribution of wireless cable assets to CS Wireless, and sale of wireless cable channel rights in Tennessee, California, Texas, Illinois and Georgia for total proceeds of approximately $23.8 million.

         Net cash used in financing activities was $1.7 million in 1998 and $2.0 million in 1997. Net cash provided by financing activities was $113.4 million in 1996. Cash used during 1998 and 1997 was primarily for principal payments on obligations related to capital leases and various prior period cable system acquisitions. As discussed more fully in Notes 7 and 9 of the Notes to the Consolidated Financial Statements, cash provided by financing activities during 1996 includes the net proceeds from the sale of $125 million of the Old 14% Notes and $15.0 million of the Old 13% Notes, partially offset by payments on long-term debt assumed in the CableMaxx Acquisitions and the repayment of certain short-term borrowings.

         At March 12,1999, the Company had approximately $30.1 million of unrestricted cash and cash equivalents and $1.0 million in restricted cash representing collateral securing various outstanding letters of credit to certain vendors of the Company.

FUTURE CASH REQUIREMENTS

         During 1999, the Company intends to implement a new business plan, subject to obtaining timely financing on acceptable terms and conditions, that it believes will provide the greatest opportunity to improve the profitability of the Company and capitalize on its existing assets. This projected plan consists of (1) moderately growing the subscriber base in the Company's multichannel video business, which coupled with anticipated improvements in operating costs would provide revenues sufficient to cover substantially all operating costs of this business (excluding certain unallocated corporate overhead) while the Company develops and expands other wireless broadband businesses, (2) launching high-speed Internet access service to small and mid-size businesses in up to 20 markets by the end of 2001, (3) increasing the Company's geographic scope for wireless broadband network service by acquisitions or business combinations and (4) pursuing financing alternatives to allow the Company to develop and launch high-speed Internet access and other wireless broadband network services in 1999 and beyond. See "Business - Wireless Broadband Business Strategy."

         Despite the Company's efforts to conserve capital and the improvement in its EBITDA during the second half of 1997 and 1998 (excluding Restructuring costs), the Company does not expect to generate sufficient cash flow to fully implement its business strategy without raising additional capital. Accordingly, the growth of the Company's revenue base and the implementation of its business strategy is subject to and dependent upon obtaining additional capital on terms and conditions acceptable to the Company and in a timely manner. Options for obtaining such capital include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements and sales of assets including MMDS subscription systems and channel rights.

         There can be no assurance that the Company will be able to obtain capital in a timely manner and on terms satisfactory to the Company that will be necessary to implement its business strategy and grow the Company's revenue base. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to fully implement a plan that would allow the Company to continue operating in the normal course of business at least into 2000. More specifically, this plan would include delaying, reducing or eliminating the launch of new broadband network systems (including high-speed Internet systems), reducing or eliminating new video subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

         Although the impact of the Reorganization on various Federal tax attributes has not been fully determined, some portion of the Company's net operating loss carryforwards likely will be reduced and may be completely eliminated pursuant to its bankruptcy discharge. Furthermore, the deductibility of net operating loss carryforwards arising before discharge in bankruptcy will be limited by the product of the long-term tax exempt rate times the fair market value of the Company after discharge of debt.

         The Company will adopt Fresh Start Reporting on the Effective Date of its reorganization (in accordance with American Institute of Certified Public Accountants Statement of Position 90-7). Fresh Start Reporting results in a new reporting entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Liabilities subject to compromise also will be adjusted to zero in the debt discharge portion of the Fresh Start entry. In addition, on the Effective Date the Old Common Stock will be canceled and New Common Stock of the reorganized Company will be issued. The balance sheet of the reorganized Company is expected to reflect approximately $36 million in current assets, $58.0 million in systems and equipment, $88.0 million in other assets, $15.0 million current liabilities, $15.0 million in long-term debt and $152.0 million in stockholders' equity.

BALANCE SHEET AS OF DECEMBER 31, 1998 COMPARED TO THE BALANCE SHEET AS OF DECEMBER 31, 1997

         Investment in Affiliates. As discussed above, the Company wrote off $18.5 million of its investment in CS Wireless during the second and third quarters of 1998, including $6.8 million of goodwill representing its basis in excess of its equity in the net assets of CS Wireless, and $11.7 million of its share of asset impairment charges recorded by CS Wireless, thus reducing its investment balance to zero. In December 1998, the Company sold its investment in CS Wireless to CAI. See "Business - Recent Transactions," and "MD&A - Equity in Losses of Affiliates."

         Long-Lived Assets (Systems & Equipment, License and Leased License Investment and Excess of Cost Over Fair Value of Net Assets Acquired). As previously discussed, in accordance with the requirements of SFAS No. 121, the Company evaluated all of its long-lived assets for impairment during the second and third quarters of 1998. Based upon the results of a fair market valuation performed by a third party, a non-cash impairment charge of $105.8 million was recorded during 1998. The impairment included write-downs of systems and equipment ($44.5 million), license and leased license investment ($36.6 million) and the excess of cost over fair value of net assets acquired ($24.7 million).

CHANGES IN METHOD FOR REPORTING SUBSCRIBERS

         Periodically, the Company may implement price increases or create new program offerings that upgrade its basic program price structure. Upon such occurrence the Company also may update its methodology for reporting subscribers in MDUs who are billed in bulk to the MDU owner. These "bulk" MDU subscribers are converted to SFU subscribers for reporting purposes using an equivalent basic unit ("EBU") rate that corresponds to the Company's most utilized current pricing tier for basic programming for SFU subscribers. This rate is divided into the total revenue from bulk subscribers to get an "equivalent" number of subscribers for reporting purposes. Consequently, when this rate is increased, the number of equivalent subscribers will change and normally decrease. The following EBU rate revisions occurred during the periods presented herein.

         At December 31, 1996, the Company's EBU rate of $9.05 was increased to $17.95. This resulted in a decrease of 26,300 reported subscribers. Effective March 31, 1998, the Company's EBU rate was increased to $24.99, resulting in a decrease of approximately 4,000 reported subscribers. On November 1, 1998, in conjunction with the Company's first system-wide price increase, the EBU rate was increased to $26.99, resulting in a decrease of approximately 600 reported subscribers.

INCOME TAX MATTERS

         The Company and certain of its subsidiaries file a consolidated Federal income tax return. Subsidiaries in which the Company owns less than 80% of the voting stock will file separate Federal income tax returns. The Company has had no material state or Federal income tax expense since inception. As of December 31, 1998, the Company had approximately $324 million in net operating losses for U.S. Federal income tax purposes, expiring in years 2013 through 2018. The Company estimates that approximately $38.0 million of the above losses relate to various acquisitions and as such are subject to certain limitations. (See also MD&A - "Future Cash Requirements").

THE YEAR 2000

         The Company has established an employee team to identify and correct Year 2000 compliance issues. Information technology ("IT") systems with non-compliant code are expected to be identified and modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily systems embedded in office, communications and other facilities. Progress of the team's efforts is being monitored by senior management and periodically will be reported to the Board.

         The Company recognizes the need to remediate and test its mission-critical systems to ensure that individually the systems are Year 2000 compliant and that collectively they inter-operate in a manner that ensures Year 2000 functionality.

         The Company evaluated its systems and has identified the following systems and functions as mission critical:

         o Headend equipment/addressable systems (related to receipt and transmission of programming)

         o        Billing and collection systems

         o        Telecommunications systems in customer service facility

         Headend Equipment/Addressable Systems. The Company has completed the evaluation of these systems and has identified certain non-compliant features which are being remediated through software and hardware upgrades, including all hardware related to satellite relays which are date sensitive. Upgrade installation and testing is expected to be substantially complete by June 30, 1999.

         Billing and Collection Systems. The Company has verified Year 2000 compliance with its billing and collections software vendor and will perform additional testing as needed, to be substantially complete by June 30, 1999.

         Telecommunications System in Customer Care Facility. The Company is upgrading its system software to be Year 2000 compliant and has obtained documentation from the software supplier verifying Year 2000 compliance. Testing in this area is expected to be substantially complete by July 31, 1999.

          The Company's most reasonably likely worst case scenario is a temporary inability to produce and send invoices and transmit video programming. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available.

         Management does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. Currently, the Company has budgeted approximately $185,000 for Year 2000 compliance initiatives during 1999. Costs and the date by which the Company plans to complete Year 2000 modifications are based on management's current best estimates, which were derived using assumptions of future events including the continuing availability of certain resources, third party compliance plans and other factors. Unanticipated failures by critical vendors, as well as the failure by the Company to execute its own identification and remediation efforts, could have a material adverse effect on the success and cost of the project, as well as its estimated completion date. As a result, there can be no assurance that these forward-looking results will be achieved, and the actual cost and vendor compliance could differ materially from these estimates.

INFLATION

         Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and currency translation adjustments and is presented in the Consolidated Statements of Stockholders' Equity. This Statement requires changes in disclosure only and it does not affect results of operations or financial position.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The effective adoption of SFAS 131 is not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 will not have an impact on the Company's results of operations, financial position or cash flow.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 will not have an impact on the Company's results of operations, financial position or cash flows.

VENDORS

         The supplier of the modems for the Company's high-speed Internet service has notified its customers, including the Company, that due to excess demand and cash flow difficulties of the supplier, the modems have been "placed on allocation" and would be shipped only for cash or an irrevocable letter of credit. The Company has made arrangements with the supplier for the shipment of sufficient modems to meet the Company's needs through July 1999. The Company intends to work with the supplier and/or to pursue other ways to resolve long-term supply needs. The Company currently believes that it will be able to enter into alternate supply arrangements for Internet equipment that will satisfy its needs for 1999; however, there can be no assurance that such supply arrangements will exist or can be completed timely or on terms acceptable to the Company.

           Pacific Monolithics, Inc. ("Pac Mono"), a supplier of wireless cable subscriber and headend equipment, filed for protection under Chapter 11 of the Bankruptcy Code on October 13, 1998. The Company utilizes certain Pac Mono subscriber and headend equipment in 22 of the Company's 57 operating markets. Pac Mono has indicated that it intends to discontinue production and service of such equipment. In response, the Company, along with 10 other MMDS wireless cable providers, has negotiated an agreement with an alternative supplier to provide the equipment, software and technical assistance necessary to support the Pac Mono systems. The Company expects to finalize this agreement by April 30, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt. A majority of the Company's long-term debt at December 31, 1998, which includes the Old Senior Notes and the Convertible Notes, are considered to be eligible for compromise under the Company's recently confirmed Plan, and have been reclassified from Long-term Debt to Liabilities Subject to Compromise on the Company's consolidated balance sheet. The Company's remaining long-term debt, which consists primarily of $15.1 million relating to the acquisition of certain BTAs in March 1996, bears a fixed interest rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report                                                                               F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997                                               F-2
Consolidated Statements of Operations for the Three Years Ended December 31, 1998                          F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended
December 31, 1998                                                                                          F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998                          F-5
Notes to Consolidated Financial Statements                                                                 F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

         MARCH 31, 1999 BOARD OF DIRECTORS

         The following paragraphs set forth certain information concerning the Company's directors at March 31, 1999, including any positions or offices held with the Company, directorships in other public companies, their ages and the date each became a director of the Company:

         Carroll D. McHenry, 56, joined the Company as Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer in April 1997. Mr. McHenry currently serves as Chairman of the Board, President and Chief Executive Officer. Prior to assuming his positions at the Company, Mr. McHenry was a senior executive at Alltel, Inc., a national communications holding company, most recently serving as President of Alltel's Communications Services Group, and serving as President of Alltel Mobile Communications, Inc. from July 1992 to May 1995. From 1991 to 1992, Mr. McHenry was Vice President of Cellular Business Development at Qualcomm, Inc. From 1989 to 1991, Mr. McHenry was President, Chief Executive Officer and Chairman of the Board of Celluland, Inc., a franchisor of cellular telephone stores. From 1980 to 1989, Mr. McHenry served in various capacities with Mobile Communications Corporation of America ("MCCA") and as President and Chief Executive Officer of American Cellular Communications, a joint venture between MCCA and BellSouth. Mr. McHenry currently is a director of Wireless One.

         Terry S. Parker, 54, became a director of the Company in April 1998. Mr. Parker currently is an independent consultant in the telecommunications industry. From March 1995 to July 1996, Mr. Parker was President and Chief Operating Officer for CellStar Corporation, a domestic cellular telecommunications distributor. From October 1993 to March 1995, Mr. Parker was Senior Vice President of GTE Personal Communications Services, GTE's cellular telecommunications division, and Senior Vice President of GTE Corporation. From August 1990 to October 1993, Mr. Parker was President of GTE Telecommunications Products and Services, a diversified telecommunications services and systems division of GTE. Mr. Parker currently is a director of CellStar Corporation, Illinois Super Conductor, Inc., a superconductor technology firm for the wireless telecommunications industry, and Highway Master Corporation, which sells mobile, data and voice technology products to long-haul trucking companies.

         Richard T. Weatherholt, 49, became a director of the Company in June 1998. Mr. Weatherholt is a member of the Audit Committee of the Board of Directors. Mr. Weatherholt is the Chairman and President of Capital Planning Group, Inc., a financing concern which provides consulting, investing and financing services to small and financially troubled enterprises. From 1989 to 1993, Mr. Weatherholt was Chairman and President of Southern Capital Holdings, Inc., a satellite and microwave telecommunications developer. From 1981 to 1989, Mr. Weatherholt was Vice President of Finance and Chief Financial Officer for MCCA.

POST-RESTRUCTURING BOARD OF DIRECTORS

         As of the Effective Date, the initial Board of Directors of the Reorganized Company will consist of six members. Each of the members of the initial Board of Directors will serve until the first annual meeting of stockholders of the Reorganized Company or their earlier resignation or removal in accordance with the certificate of incorporation or bylaws of the Reorganized Company. Set forth below is certain information concerning each member of the initial Board of Directors of the Reorganized Company.

         Carroll McHenry. See above for a description of the business experience of Mr. McHenry.

         Richard B. Gold, 44, has been the President and Chief Executive Officer of GenOA Corporation, a privately-held optical communications equipment company, since January 1999. Between November 1991 and December 1998, Mr. Gold held various senior-level executive positions with Pacific Monolithics, Inc. ("Pac Mono"), the general manager of a venture-backed supplier of wireless communications equipment, including Vice President-Engineering, Chief Operating Officer, and from January 1997 through December 1998, President and Chief Executive Officer. From 1987 through 1991, Mr. Gold was Executive Director of Massachusetts Microelectronics Center, the general manager of a non-profit, university-industry-state education and research consortium with 11 member schools. On October 13, 1998, Pac Mono filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

         Terry S. Parker. See above for a description of the business experience of Mr. Parker.

         Mark G. Schoeppner, 38, has been president of Quaker Capital Management Corp., an investment management firm, since 1985. Mr. Schoeppner is a chartered financial analyst, a member of the Pittsburgh Society of Financial Analysts and a member of the Wireless Communications Association International.

         Neil Subin, 34, founded and has been the Managing Director of Trendex Capital Management ("Trendex") since 1991. Trendex is a private hedge fund focusing primarily on financially distressed companies. Prior to forming Trendex, Mr. Subin was a private investor from 1988 to 1991 and was an associate with Oppehheimer & Co. from 1986 to 1988.

         R. Ted Weschler, 37, has been an executive officer of Quad-C, Inc. ("Quad-C") since its formation in 1989. Quad-C is a Charlottesville, Virginia-based investment firm that primarily engages in the acquisition of businesses in partnership with company management. Mr. Weschler is currently a member of the Board of Directors of WSFS Financial Corporation, a thrift holding company based in Wilmington, Delaware; Deerfield Healthcare Corporation, a provider of adult day care; Collins & Aikman Floorcoverings, a manufacturer of commercial carpeting; and Virginia National Bank, a national banking association. Prior to the formation of Quad-C, Mr. Weschler was employed by W.
R. Grace & Co. as a special projects assistant to both the Vice Chairman and Chief Executive Officer of Grace, focusing on acquisition and divestiture activities associated with Grace's restaurant, retailing, healthcare, natural resources and chemical operations.

IDENTIFICATION OF EXECUTIVE OFFICERS

         The following table sets forth the executive officers of the Company as of March 30, 1999. See "Identification of Directors" for a description of the business experience of Mr. McHenry.

               NAME                                           AGE                     POSITION
               ----                                           ---                     --------
     Carroll D. McHenry...................................     56   Chairman of the Board,  President,  Chief Executive
                                                                    Officer
     Marjean Henderson....................................     48   Senior Vice President, Chief Financial Officer,
                                                                    Assistant Secretary
     Alex R. Padilla......................................     56   Senior Vice President - Business Development
     J. Curtis Henderson..................................     36   Senior   Vice   President,   General   Counsel  and
                                                                    Secretary
     Frank H. Hosea.......................................     49   Senior Vice President - Video Operations

         Marjean Henderson joined the Company in August 1997 as Senior Vice President and Chief Financial Officer. Ms. Henderson was appointed Assistant Secretary in December 1997. From April 1996 to April 1997, Ms. Henderson served as Senior Vice President and Chief Financial Officer for Panda Energy International, Inc., a global energy concern. From December 1993 to October 1995, Ms.

Henderson served as Senior Vice President and Chief Financial Officer for Nest Entertainment, Inc., a home video and movies concern. From October 1987 to December 1993, Ms. Henderson served as Vice President, Chief Financial Officer and Treasurer for RCL Enterprises, the Lyons Group, Lyrick Studios and Big Feet Productions.

         Alex R. Padilla joined the Company in July 1998 as Senior Vice President - Business Development. From January 1997 to July 1998, Mr. Padilla was Manager of Business Development for KPMG LLP's Enterprise Integration Services Group. From February 1995 to December 1996, Mr. Padilla was Director of Sales for Pinpoint Communications, a start-up wireless communications concern. From October 1989 to December 1994, Mr. Padilla was District Manager of Network Equipment Technologies, a manufacturer of wide area network telecommunications products.

         J. Curtis Henderson joined the Company in May 1996 as Vice President, General Counsel and Secretary. In September 1998, Mr. Henderson was appointed Senior Vice President. From July 1994 to April 1996, Mr. Henderson was Senior Vice President, General Counsel and Secretary of ZuZu, Inc., a restaurant and franchising company in Dallas, Texas. Prior to his employment at ZuZu, Mr. Henderson was an associate with the Dallas law firm of Locke Purnell Rain Harrell.

         Frank H. Hosea joined the Company in November 1998 as Senior Vice President - Video Operations. From June 1996 to November 1998, Mr. Hosea was Senior Vice President and Chief Operating Officer for CS Wireless. From July 1995 to June 1996, Mr. Hosea was a marketing and operations consultant for Time Warner. From February 1990 to July 1995, Mr. Hosea was Vice President of Sales Field Marketing for KBLCOM, Inc., a division of Time Warner and Houston Industries.

         Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. Employment agreements with the executive officers are described in "Executive Compensation and Related Information." There are no family relationships between members of the Board of Directors or any executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who are beneficial owners of 10% or more of the Company's Old Common Stock, to file reports of ownership and changes in ownership of the Company's securities with the SEC. Officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

         Based solely upon a review of the copies of the forms furnished to the Company, and written representations from certain reporting persons that no Form 5's were required, the Company believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to its officers, directors and 10% beneficial owners were satisfied on a timely basis, except that an Initial Statement of Beneficial Ownership on Form 3 for Mr. Hosea was not timely filed.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of the Company's last completed fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the Company's fiscal years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION          LONG-TERM COMPENSATION AWARDS
                                                   ---------------------------------  -----------------------------
                                                                            OTHER                       SECURITIES
                                                                            ANNUAL      RESTRICTED      UNDERLYING      ALL OTHER
                                                                           COMPENSA-      STOCK          OPTIONS/       COMPENSA-
                                                                 BONUS       TION        AWARD(S)          SARS           TION
         NAME AND PRINCIPAL POSITION       YEAR    SALARY ($)     ($)         ($)          ($)              (#)          ($)(1)
       ---------------------------------  -------  ----------   -------     --------     -------         -------         -------

       Carroll D. McHenry                  1998   300,000           --        --           --            100,000        $ 4,384
       Chairman, President and Chief       1997   205,768(2)   204,326    53,347(3)   154,688(4)         350,000            990
       Executive Officer

       Marjean Henderson                   1998   195,385           --        --           --                 --          2,000
       Senior Vice  President and Chief    1997    60,923(5)    20,000        --       14,375(6)         100,000             --
       Financial Officer

       J. Curtis Henderson                 1998   146,892           --        --           --                 --             --
       Senior  Vice  President, General    1997   105,992       24,469     8,400(7)        --             40,000             --
       Counsel and Secretary

       Alex R. Padilla                     1998    80,769(8)        --        --           --                 --             --
       Senior Vice  President, Business
       Development

       Frank H. Hosea                      1998    22,500(9)        --        --           --                 --             --
       Senior Vice President, Video
       Operations

(1)      Represents Company 401(k) Retirement Plan contributions.
(2) Mr. McHenry was hired April 25, 1997 at an annual base salary of $300,000.
(3) Relocation expenses paid in 1997 in connection with Mr. McHenry's hiring.
(4) Restricted stock grant of 75,000 shares of Old Common Stock granted to Mr. McHenry in connection with his hiring. The closing price of the Old Common Stock on the Nasdaq National Market on April 23, 1997 (the day before hiring) was $2.0625. Pursuant to the terms of the Plan, all shares of Old Common Stock will be canceled on the Effective Date in exchange for warrants to purchase up to 2.5% of the New Common Stock of the Reorganized Company.
(5) Ms. Henderson was hired August 27, 1997 at an annual base salary of $180,000.
(6) Restricted stock grant of 10,000 shares of Old Common Stock granted to Ms. Henderson. The closing price of the Old Common Stock on the Nasdaq Stock Market's National Market on January 22, 1998 (the date of grant) was $1.4375. Pursuant to the terms of the Plan, all shares of Old Common Stock will be canceled on the Effective Date in exchange for warrants to purchase up to 2.5% of the New Common Stock of the Reorganized Company on a diluted basis.
(7)      Automobile allowance.
(8) Mr. Padilla was hired July 13, 1998 at an annual base salary of $175,000.
(9) Mr. Hosea was hired November 2, 1998 at an annual base salary of $150,000.

         The following table sets forth, for the fiscal year ended December 31, 1998, the number of individual grants of stock options made during such fiscal year to each of the Named Executive Officers. All options granted during the last fiscal year were granted pursuant to the Old Employee Stock Option Plan at an exercise price equal to the fair market value on the date of grant. Pursuant to the terms of the Plan, the Old Employee Stock Option Plan will be terminated on the Effective Date, and all options granted thereunder will be canceled.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                       AT ASSUMED ANNUAL RATES OF
                                                                                      STOCK PRICE APPRECIATION FOR
                                                 INDIVIDUAL GRANTS                           OPTION TERM(1)
                                                 -----------------                           --------------
                               NUMBER OF
                              SECURITIES    PERCENT OF
                              UNDERLYING      TOTAL
                               OPTIONS/      OPTIONS/
                                 SARS          SARS        EXERCISE
                                GRANTED     GRANTED TO     OR BASE
              NAME                (#)      EMPLOYEES IN     PRICE       EXPIRATION
                                           FISCAL YEAR      ($/SH)         DATE          5% ($)         10% ($)
     ------------------------ ------------ ------------- ------------- ------------- --------------- ---------------
     Carroll D. McHenry         100,000       76.92      1.4375           1/20/2005  58,520.69       136,378.08

(1) Potential realizable value is based on the assumption that the price of the Old Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the five-year option term. The values are calculated in accordance with rules promulgated by the SEC and do not reflect the Company's estimate of future stock price appreciation.

         The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 1998 by each of the Named Executive Officers and the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end. Pursuant to the terms of the Plan, the Old Stock Option Plans will be terminated on the Effective Date, and all options granted thereunder will be canceled.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES


                                                                                     VALUE OF UNEXERCISED
                                                                                         IN-THE-MONEY
                                                    NUMBER OF SECURITIES                 OPTIONS/SARS
                                                  UNDERLYING OPTIONS/SARS           AT FISCAL YEAR-END ($)
                                                   AT FISCAL YEAR-END (#)                EXERCISABLE/
                       NAME                      EXERCISABLE/ UNEXERCISABLE              UNEXERCISABLE
                       ----                      --------------------------              -------------
          Carroll D. McHenry                           70,000/380,000                        $0/$0
          Marjean Henderson                             20,000/80,000                        $0/$0
          J. Curtis Henderson                           13,000/39,500                        $0/$0

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Carroll D. McHenry for a term of three years, beginning on March 6, 1998. Under the employment agreement, the Company has agreed to pay Mr. McHenry an annual base salary of not less than $300,000. On each anniversary of the effective date, the term is automatically extended for one additional year; provided, that either the Company or Mr. McHenry may terminate any such extension by giving notice to the other party at least 90 days before the applicable anniversary of the effective date. Additionally, if Mr. McHenry's employment is terminated by the Company other than for cause (as defined in the employment agreement) or on account of Mr. McHenry's death or permanent disability, or if Mr. McHenry resigns for good reason (as defined in the employment agreement), then the Company has agreed to pay Mr. McHenry a severance payment equal to his then-current annual base salary (excluding any bonuses) for the balance of the term of his employment agreement.

         In addition, the Company entered into employment agreements with Marjean Henderson, Alex R. Padilla, J. Curtis Henderson and Frank H. Hosea. Ms. Henderson's and Mr. Henderson's employment agreements became effective on April 8, 1998. Mr. Padilla's employment agreement became effective on July 13, 1998. Mr. Hosea's employment agreement became effective on November 3, 1998. These employment agreements each are for a term of two years. Under the employment agreements, the Company has agreed to pay each officer an annual base salary of not less than his or her current annual base salary (Ms. Henderson - $200,000; Mr. Padilla - $175,000; Mr. Henderson - $158,000; Mr. Hosea - $150,000).

         On each anniversary of the effective date of each employment agreement, the term is automatically extended for one additional year; provided, however, that either the Company or the respective officer may terminate any such one-year extension by giving notice to the other party at least 90 days before such anniversary of the effective date. Additionally, if an officer's employment is terminated by the Company other than for cause (as defined in each employment agreement) or on account of the officer's death or permanent disability, or if the officer resigns for good reason (as defined in each employment agreement), then the Company is required to pay the officer a severance payment equal to his or her then-current annual base salary (excluding any bonuses) for the balance of the term of the applicable employment agreement.

         None of the employment agreements discussed above provide for a bonus payment in addition to the officer's annual base salary. The officers are eligible, independent of the employment agreements, to participate in and receive bonuses or awards under the Company's Performance Incentive Compensation Plan, New Stock Option Plan and Employee Retention Program (except for Mr. McHenry, who is not eligible to receive a bonus under the Employee Retention Program).

NEW STOCK OPTION PLAN

         The Plan provides for the cancellation of the Company's Old Stock Option Plans and the adoption of the New Stock Option Plan. The purpose of the New Stock Option Plan is to provide incentives to attract, retain and motivate highly competent persons such as non-employee directors, officers and key employees of, and consultants to, the Reorganized Company by providing such persons with options ("Options") to acquire shares of New Common Stock of the Reorganized Company. The New Stock Option Plan also is intended to assist in further aligning the interests of the Reorganized Company's directors, officers, key employees and consultants to those of its stockholders.

         The New Stock Option Plan will be administered by a committee (the "Committee") appointed by the Board of Directors of the Reorganized Company from among its members and shall be comprised, unless otherwise determined by the Board of Directors, of not less than two members who shall be (i) "Non-Employee Directors" within the meaning of Rule 16b-3(b)(3) (or any successor rule) promulgated under the 1934 Act and (ii) "outside directors" within the meaning of Treasury Regulation Section 1.162-27(e)(3) under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

         Under the New Stock Option Plan, a total of 900,000 shares of New Common Stock will be reserved for issuance. The New Stock Option Plan may be adopted before the Effective Date by the Board of Directors of the Company, but no Options will be granted before the Effective Date.

         The exercise price of Options granted as of the Effective Date will be $12.50 per share of New Common Stock. Options granted under the New Stock Option Plan after the Effective Date will be exercisable at a minimum of 100% of the fair market value of the New Common Stock of the Reorganized Company on the date of grant. Options granted under the New Stock Option Plan will be exercisable at such time(s) and subject to such terms and conditions as shall be determined by the Committee.

         The Options will immediately vest and become exercisable upon a Change in Control. A "Change in Control" will be deemed to have occurred upon any of the following events:

         (i) any "person" (as used in Section 13(d) and 14(d)(2) of the 1934 Act but excluding any employee benefit plan of the Company) is or becomes the "beneficial owner" (as defined in Rule 13d-3 of the 1934 Act) directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company's outstanding securities then entitled to vote for the election of directors;

         (ii) during any period of two consecutive years, the individuals who at the beginning of such period constitute the Reorganized Company's Board of Directors or any individuals who would be "Continuing Directors" (as defined below) cease for any reason to constitute at least a majority of the Board;

         (iii) the Reorganized Company's stockholders shall approve a sale of all or substantially all of the assets of the Reorganized Company; or

         (iv) the Reorganized Company's stockholders shall approve any merger, consolidation, or like business combination or reorganization of the Reorganized Company, the consummation of which would result in the occurrence of any event described in clauses (i) or (ii) above, and such transaction shall have been consummated.

         "Continuing Directors" shall mean (x) the directors of the Reorganized Company in office on the Effective Date and (y) any successor to any such director and any additional director who after the Effective Date was nominated or selected by a majority of the Continuing Directors in office at the time of his or her nomination or selection.

         The Committee, in its discretion, may determine that, upon the occurrence of a Change in Control of the Company, each Option outstanding under the New Stock Option Plan shall terminate within a specified number of days after notice to the holder, and such holder shall receive with respect to each share of New Common Stock that is subject to an Option an amount equal to the excess of the fair market value of such share of New Common Stock immediately prior to the occurrence of such Change in Control over the exercise price per share of such Option. These provisions shall not apply to an Option or other benefit granted within six months before the occurrence of a Change in Control if the holder of such option or other benefit is subject to the reporting requirements of section 16(a) of the 1934 Act and no exception from liability under section 16(b) of the 1934 Act is otherwise available to such holder.

OTHER COMPENSATION PLANS

         Performance Incentive Compensation Plan. Effective January 1, 1998, the Company adopted a Performance Incentive Compensation Plan (the "ICP"). The ICP provides incentive compensation opportunities to the Company's executive officers and other key employees based solely on achievement of predetermined financial goals (such as EBITDA) as well as quantitative individual objectives, such as improvements in churn, collections and service calls. Not more than 50% of a target award may be based on individual objectives. Under the ICP, target awards for the Chief Executive Officer may range from 25% to 75% of his or her annual salary, and between 12.5% and 52.5% of other participants' salaries. ICP bonuses are in addition to any amounts paid under the employee retention program described below.

         Employee Retention Program. Effective April 8, 1998, the Board approved an employee retention program (the "ERP") for executive officers and other key employees as designated by the Chief Executive Officer. Under the ERP, the Company has offered a retention bonus of between 15% and 25% of a participant's annual base salary if such individual remained in the Company's employment through March 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the following individuals served on the Compensation Committee of the Board: Max E. Bobbit, Jack R. Crosby, John A. Sprague and L. Allen Wheeler. Mr. Bobbit resigned from the Board and Compensation Committee on March 6, 1998. Mr. Crosby resigned from the Board and Compensation Committee on June 25, 1998. Mr. Sprague is the managing partner of Jupiter Partners L.P., holder of substantially all of the Convertible Notes. Mr. Sprague resigned from the Board and Compensation Committee on February 22, 1999. Mr. Wheeler co-founded the Company, is a 10% owner of the Old Common Stock, and was a member of the Board until November 24, 1998, when he resigned.

         Mr. McHenry is a member of the Compensation Committee of the Board of Directors of Wireless One.

         At December 31, 1998, the Company leased an aggregate of 62,267 square feet for its operations, billing, purchasing, warehouse, administrative, telemarketing and customer call center in Durant, OK and for office space in Lindsay, OK from affiliates of Mr. Wheeler at an annual rent of approximately $205,000. The Company believes that such rents are at or below market rates and the terms of such leases are at least as favorable as those the Company would be able to otherwise obtain through arms-length negotiation with an unaffiliated third party. Effective March 31, 1999, the Company terminated approximately 56,000 square feet of these leases in connection with the Restructuring.

REPORT ON EXECUTIVE COMPENSATION

General Compensation Philosophy

         The Company's compensation philosophy is to link executive pay to Company performance and to provide an incentive to manage the business with a principal view of enhancing the enterprise value of the Company. Compensation criteria are evaluated annually to ensure that they are appropriate and consistent with the Company's business and strategic objectives. The Company's policies and programs are intended to (i) provide rewards contingent upon Company and individual performance, (ii) link executive compensation to sustainable increases in and the preservation of enterprise value, (iii) retain a strong management team and (iv) encourage personal and professional development and growth.

         The Company intends to use stock options as a significant element of its compensation philosophy.

Executive Officer Compensation

         Total cash compensation for executive officers for fiscal 1998 was comprised principally of base salary. Executive officers may be eligible for some amount of bonus under the ICP. Compensation levels for 1998 were based on a variety of factors, including the executive's then current responsibilities, specific experience and performance, competitive compensation practices at other similarly situated companies and the Compensation Committee's assessment of the executive's overall contribution to the business and strategic objectives of the Company.

         The Company entered into employment agreements with its executive officers that provide for minimum annual salaries equal to such officers' then-current respective salaries. See "Executive Compensation Employment Agreements."

Chief Executive Officer Compensation

         Effective March 6, 1998, Mr. McHenry signed a three-year employment agreement with the Company that provides for a minimum annual salary of $300,000 (his starting annual salary). Such compensation was based on a number of factors, including Mr. McHenry's responsibilities, experience and performance, competitive compensation practices at other similarly situated companies, and the Board's assessment of his overall contribution to the business and strategic objectives of the Company.

Carroll D. McHenry
Terry Parker
Richard T. Weatherholt

PERFORMANCE GRAPH

         The following performance graph compares the cumulative total stockholder returns for (1) the Old Common Stock, (2) the Nasdaq Stock Market - U.S. Companies Index ("Nasdaq-U.S. Index"), (3) the Nasdaq Telecommunications Stocks Index ("Nasdaq-Telecom Index") and (4) a Company-Determined Peer Group Index (the "Peer Index") over the period of April 29, 1994 to December 31, 1998. The Peer Index includes the following four companies, each of which operates multiple wireless cable television systems: American Telecasting, Inc., CAI, People's Choice TV Corp. and Wireless One. The returns for each of the members of the Peer Index have been weighted according to each member's stock market capitalization. The graph and table assume the investment of $100 in each of the Old Common Stock, the Nasdaq-U.S. Index, the Nasdaq-Telecom Index and the Peer Index on April 29, 1994 (the Old Common Stock commenced public trading on April 22, 1994, and April 29, 1994 represents the first month-end date that the Old Common Stock was publicly traded) and the reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future performance.


                                    [CHART]


                                          29-Apr-94      30-Dec-94     29-Dec-95     31-Dec-96    31-Dec-97      31-Dec-98
                                          ---------      ---------     ---------     ---------    ---------     ----------
Heartland Wireless Communications, Inc.         100         115.91        270.45        119.32        15.91           0.19
Nasdaq-U.S. Index                               100         103.38         146.2        179.84       220.67         310.96
Nasdaq-Telecom Index                            100         100.12         131.1        134.01       197.98         326.27
Peer Index                                      100          62.48         97.64         33.90        11.98     1.38261951

                                           APRIL      DECEMBER      DECEMBER      DECEMBER     DECEMBER     DECEMBER
                                         29, 1994     30, 1994      29,1995       31, 1996     31, 1997     31, 1998
                                         --------     --------      -------       --------     --------     --------
Heartland Wireless
 Communications, Inc.                    $100.00      $115.91       $270.45       $119.32       $ 15.91      $  0.19
Nasdaq-U.S. Index                        $100.00      $103.38       $146.20       $179.84       $220.67      $310.90
Nasdaq-Telecom Index                     $100.00      $100.12       $131.10       $134.01       $197.98      $326.27
Peer Index                               $100.00      $ 62.48       $ 97.64       $ 33.90       $ 11.98      $  1.38

         As of March 12, 1999, the closing bid price for the Old Common Stock as reported on the OTC Bulletin Board was $.035 per share. The Old Common Stock will be canceled on the Effective Date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of Old Common Stock with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Old Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group, in each case, as of March 12, 1999. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o the Company, 200 Chisholm Place, Suite 200, Plano, Texas 75075.

                                                                                BENEFICIAL OWNERSHIP
                                                                                --------------------
                                                                                 SHARES    PERCENT(1)
                                                                                 ------    ----------
     Hunt Capital Group, L.L.C.(2) ........................................    4,000,000       20.3%
     L. Allen Wheeler (3) .................................................    2,000,000       10.1%
     David E. Webb (4) ....................................................    1,150,810        5.8%
     Jupiter Partners L.P.(5) .............................................    3,710,907       18.8%
     Carroll D. McHenry ...................................................      178,333          *
     Marjean Henderson ....................................................       30,000          *
     J. Curtis Henderson ..................................................       13,000          *
     Alex R. Padilla ......................................................            0          *
     Frank H. Hosea .......................................................            0          *
     All executive officers and directors as a group (seven persons) (6) ..      221,333        1.1%

----------

*        Less than 1%.

(1) Based on 19,790,551 shares of Old Common Stock outstanding on March 12, 1999. The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the 1934 Act, which generally includes any person who directly or indirectly shares voting or investment power with respect to a security.

(2) Share ownership as reported in a Schedule 13D filed with the SEC on December 2, 1998 (the "13D"). Address is 4000 Thanksgiving Tower, 1601 Elm Street, Dallas, Texas 75201.

(3) Share ownership as reported in the 13D. Address is 401 W. Evergreen, Durant, OK 74701.

(4) Share ownership as reported in the 13D. The 13D lists Mr. Webb's business address as 1101 Summit Ave., Plano, TX 75074.

(5) Address is 30 Rockefeller Plaza, Suite 4525, New York, N.Y. 10112. Jupiter Partners L.P. is the holder of $40.0 million gross proceeds of the Convertible Notes. Each Convertible Note is convertible into the number of shares of Old Common Stock computed by dividing (i) the principal amount of the Convertible Note (after taking into account accretions in value) by (ii) the Conversion Price then in effect. The current Conversion Price is $15.34 per share. Pursuant to the terms of the Plan, the Convertible Notes will be canceled in exchange for 3% of the outstanding shares of New Common Stock and warrants to purchase 7.5% of the New Common Stock on a diluted basis. See "Business - Financial Restructuring."

(6) Includes 221,333 shares that seven directors and executive officers have the right to acquire beneficial ownership of upon the exercise of stock options exercisable within 60 days under the terms of the Old Stock Option Plans. Pursuant to the terms of the Plan, all options granted under the Old Stock Option Plans will be canceled on the Effective Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 1998, the Company leased an aggregate of approximately 62,267 square feet for its operations, billing, purchasing, warehouse, administrative, telemarketing and customer call center in Durant, Oklahoma and for office space in Lindsay, Oklahoma from affiliates of Mr. Wheeler. The per annum rent for such space was approximately $205,000. The Company believes that such rents were at or below market rates and the terms of such leases were at least as favorable as those the Company would be able to otherwise obtain through arms-length negotiation with an unaffiliated third party. In connection with its Restructuring, the Company terminated approximately 56,000 square feet of the leases in Durant and Lindsay, Oklahoma, effective March 31, 1999. Claims of the lessors for damages will be treated as miscellaneous unsecured claims under the Restructuring. The Company continues to lease approximately 3,170 square feet of space for telemarketing operations in Durant from an affiliate of Messrs. Wheeler and Webb, under leases that expire March 1, 2000. The Company continues to pay approximately $15,800 per annum for such space. The Company also continues to lease over 3,100 square feet of space for purchasing and computer operations in Durant from an affiliate of Messrs. Wheeler and Webb, under leases that expire May 31, 2000. The Company pays approximately $32,300 per year for such space.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents Filed as Part of the Report

         1.    Financial Statements

               The following financial statements are filed as part of this Form 10-K:

                                                                                                             PAGE
                                                                                                             ----

       Independent Auditors' Report......................................................................    F-1
       Consolidated Balance Sheets as of December 31, 1998 and  1997.....................................    F-2
       Consolidated Statements of Operations for the three years ended December 31, 1998.................    F-3
       Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998.......    F-4
       Consolidated Statements of Cash Flows for the three years ended December 31, 1998.................    F-5
       Notes to Consolidated Financial Statements........................................................    F-7

         2.    Financial Statement Schedules

               The following financial statement schedule is filed as part of this Form 10-K:

                                                                                                              PAGE
                                                                                                              ----

                Schedule II -- Valuation and Qualifying Accounts.........................................     S-1

                  Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.


         3.       Exhibits

      EXHIBIT
       NUMBER                             DESCRIPTION
       ------                             -----------

         2.1 -- Letter Agreement regarding formation of the Registrant (filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, File No. 33-74244 (the "Form S-1"), and incorporated herein by reference)

         2.2 -- Supplement to Letter Agreement regarding formation of the Registrant (filed as Exhibit 2.2 to the Form S-1 and incorporated herein by reference)

         2.3 -- Registrant's Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 9, 1999 and incorporated herein by reference)

         3.1 -- Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Form S-1 and herein by reference)

         3.2 -- Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

         4.1 -- Indenture between the Registrant and First Trust of New York, National Association, as Trustee (the "Trustee") (filed as
                  Exhibit 4.20 to the Registrant's Registration Statement on Form S-4, File No. 333-12577 (the "December 1996 Form S-4") and incorporated herein by reference)

         4.2 -- Supplemental Indenture dated as of December 9, 1996, between the Registrant and the Trustee (filed as Exhibit 4.21 to the December 1996 Form S-4 and incorporated herein by reference)

         10.1  -- Heartland Wireless Communications, Inc. 401(k) Plan (filed as
                  Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-05943) and incorporated herein by reference)

         10.2  -- 1994 Employee Stock Option Plan of the Registrant (filed as
                  Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-04263) and incorporated herein by reference).

         10.3 -- Revised Form of Nontransferable Incentive Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4, File No. 33-91930 (the "February 1996 Form S-4") and incorporated herein by reference)

         10.4 -- Revised Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Employee Stock Option Plan of the Registrant (filed as Exhibit 4.3 to the February 1996 Form S-4 and incorporated herein by reference)

         10.5 -- 1994 Stock Option Plan for Non-Employee Directors of the Registrant (filed as Exhibit 4.4 to the Form S-1 and incorporated herein by reference)

         10.6 -- Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (filed as
                  Exhibit 4.5 to the Form S-1 and incorporated herein by reference)

      EXHIBIT
       NUMBER                             DESCRIPTION
       ------                             -----------


         10.7 -- Noncompetition Agreement between the Registrant and J.R. Holland, Jr. (filed as Exhibit 10.4 to the Form S-1 and incorporated herein by reference)

         10.8 -- Noncompetition Agreement between the Registrant and L. Allen Wheeler (filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference)

         10.9 -- Building Lease Agreement dated May 1, 1994, between Wireless Communications, Inc. and The Federal Building, Inc. (filed as
                  Exhibit 10.15 to the 1994 Form 10-K and incorporated herein by reference)

         10.10 -- Office Lease dated April 10, 1996 between Merit Office Portfolio Limited Partnership and the Registrant for the Registrant's Plano, Texas office (filed as Exhibit 10.1 to the Form 10-Q Quarterly Report for the quarter ended June 30, 1996 ("June 1996 Form 10-Q") and incorporated herein by reference)

         10.11 -- Sublease Agreement dated June 14, 1996 between the Registrant and CS Wireless (filed as Exhibit 10.2 to the June 1996 Form 10-Q and incorporated herein by reference)

         10.12 -- Cooperative Marketing Agreement between the Registrant and DIRECTV dated November 12, 1997, and the following related agreements between the Registrant and DIRECTV: Transport Agreement, DSS Receiver Support Agreement and Subscriber Payment Agreement (filed as Exhibit 10.16 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference)

         10.13 -- Heartland Wireless Communications, Inc. Performance Incentive Compensation Plan (filed as Exhibit 10.17 to the 1997 Form 10-K and incorporated herein by reference)

         10.14 -- Employment Agreement between the Registrant and Carroll D. McHenry dated as of March 6, 1998 (filed as Exhibit 10.18 to the 1997 Form 10-K and incorporated herein by reference)

         10.15 -- Employment Agreement between the Registrant and J. Curtis Henderson dated as of April 8, 1998 (filed as Exhibit 10.4 to the Registrant's Form 10-Q Quarterly Report for the Quarter ended June 3, 1998 (the "June 1998 Form 10-Q") and incorporated herein by reference)

         10.16 -- Employment Agreement between the Registrant and Marjean Henderson dated as of April 8, 1998 (filed as Exhibit 10.5 to the June 1998 Form 10-Q and incorporated herein by reference)

         10.17 -- Employment Agreement between the Registrant and Alexander R. Padilla dated as of July 13, 1998 (filed as Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1998 and incorporated herein by reference)

        *10.18 -- Employment Agreement between the Registrant and Frank H. Hosea dated as of November 2, 1998

         10.19 -- Non-Qualified Stock Option Agreement between the Registrant and Carroll D. McHenry dated as of January 20, 1998 (filed as
                  Exhibit 10.1 to the March 1998 Form 10-Q and incorporated herein by reference)

         10.20 -- Agreement between DIRECTV and the Registrant dated April 5, 1998 (filed as Exhibit 10.1 to the June 1998 Form 10-Q and incorporated herein by reference)

         *21   -- List of Subsidiaries

      EXHIBIT
       NUMBER                             DESCRIPTION
       ------                             -----------

         *27   -- Financial Data Schedule

-----------

* Filed herewith

     (b) Reports on Form 8-K

         During the fourth quarter of the fiscal year ended December 31, 1998, the Company filed the following reports on Form 8-K:

         (1) Current Report on Form 8-K dated October 6, 1998 with respect to an agreement among the Company and certain holders of the Old Senior Notes regarding a proposed Plan of Reorganization to be filed by the Company under Chapter 11 of the U.S. Bankruptcy Code.

         (2) Current Report on Form 8-K dated December 4, 1998 with respect to the Company's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Heartland Wireless Communications, Inc. (Debtor-in-Possession):


We have audited the accompanying consolidated balance sheets of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Wireless Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG LLP



Dallas, Texas
March 31, 1999

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                  ASSETS                                          1998               1997
                                                                               ---------           ---------
Current assets:
     Cash and cash equivalents                                                 $  30,676           $  42,821
     Restricted assets - investment in debt and other securities                   1,011              10,333
     Subscriber receivables, net of allowance for doubtful accounts
        of $348 and $340, respectively                                             2,872               2,198
     Prepaid expenses and other                                                    1,563               1,390
                                                                               ---------           ---------
           Total current assets                                                   36,122              56,742
                                                                               ---------           ---------

Investments in affiliates, at equity (Notes 2 and 9)                                  --              34,167
Systems and equipment, net (Notes 3 and 4)                                        61,037             122,653
License and leased license investment, net of accumulated
     amortization of $1,893 and $12,929, respectively (Notes 3 and 5)             79,703             123,369
Excess of cost over fair value of net assets acquired, net of accumulated amortization of $3,685 in 1997
     (Notes 3 and 9)                                                                  --              26,226
Note receivable from affiliate (Note 9)                                            3,901               2,069
Other assets, net                                                                  5,269               6,908
                                                                               ---------           ---------
TOTAL ASSETS                                                                   $ 186,032           $ 372,134
                                                                               =========           =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
     Accounts payable and accrued liabilities (Note 6)                         $  11,915           $  17,381
     Current portion of long-term debt (Note 7)                                    2,019               1,358
                                                                               ---------           ---------
           Total current liabilities                                              13,934              18,739
                                                                               ---------           ---------
Long-term debt, less current portion (Note 7)                                     14,258             306,838
Minority interests in subsidiaries (Note 17)                                         149                 149

LIABILITIES SUBJECT TO COMPROMISE (NOTE 8)                                       322,781                  --

Stockholders' equity (Note 10):
     Common stock, $.001 par value; authorized 50,000,000
        shares, issued 19,795,521 and 19,688,527
        shares, respectively                                                          20                  20
     Additional paid-in capital                                                  261,943             261,880
     Accumulated deficit                                                        (426,695)           (215,134)
     Treasury stock at cost, 13,396 shares                                          (358)               (358)
                                                                               ---------           ---------
            Total stockholders' equity (deficit)                                (165,090)             46,408
                                                                               ---------           ---------
Commitments and contingencies (Notes 5 and 13)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 186,032           $ 372,134
                                                                               =========           =========



See accompanying Notes to Consolidated Financial Statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              1998                1997                 1996
                                                          ------------        ------------        ------------

Revenues                                                  $     73,989        $     78,792        $     56,017

Operating expenses:
     System operations                                          35,790              39,596              21,255
     Selling, general and administrative                        36,367              42,255              42,435
     Depreciation and amortization                              39,550              65,112              39,323
     Impairment of long-lived assets (Note 3)                  105,791                  --                  --
                                                          ------------        ------------        ------------
              Total operating expenses                         217,498             146,963             103,013
                                                          ------------        ------------        ------------
                                                              (143,509)            (68,171)            (46,996)
              Operating loss

Other income (expense):
     Interest income                                             2,659               5,546               3,811
     Interest expense                                          (37,095)            (39,867)            (21,977)
     Equity in losses of affiliates (Notes 2 and 9)            (30,340)            (32,037)            (18,612)
     Other income (expense), net (Note 9)                          (10)                (54)              4,981
                                                          ------------        ------------        ------------
              Total other income (expense)                     (64,786)            (66,412)            (31,797)
                                                          ------------        ------------        ------------
              Loss before reorganization
                costs, income taxes and
                extraordinary item                            (208,295)           (134,583)            (78,793)
Reorganization costs (Note 1)                                   (3,266)                 --                  --
                                                          ------------        ------------        ------------
             Loss before income taxes and
                extraordinary item                            (211,561)           (134,583)            (78,793)
Income tax benefit (Note 11)                                        --                  --              28,156
                                                          ------------        ------------        ------------
              Loss before extraordinary item                  (211,561)           (134,583)            (50,637)
Extraordinary item - loss on extinguishment
     of debt, net of tax (Note 7)                                   --                  --             (10,424)
                                                          ------------        ------------        ------------
              Net loss                                    $   (211,561)       $   (134,583)       $    (61,061)
                                                          ============        ============        ============

Loss per common share - basic and diluted:
     Loss before extraordinary item                       $     (10.72)       $      (6.85)       $      (2.74)
     Extraordinary item                                             --                  --                (.57)
                                                          ------------        ------------        ------------

     Net loss                                             $     (10.72)       $      (6.85)       $      (3.31)
                                                          ============        ============        ============

     Average Shares Outstanding                             19,735,000          19,649,000          18,473,000
                                                          ============        ============        ============




See accompanying Notes to Consolidated Financial Statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                           ADDITIONAL
                                      COMMON STOCK           PAID-IN                        TREASURY STOCK
                                  -----------------------               ACCUMULATED    ------------------------
                                   SHARES       AMOUNT       CAPITAL      DEFICIT        SHARES        AMOUNT        TOTAL
                                  ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1995        12,611,131   $       13   $   71,165   $  (19,490)           --    $       --    $   51,688
Issuance of common stock
for acquisitions (Note 9)          6,934,040            7      184,840           --       (10,252)         (274)      184,573
Exercise of stock options,
     warrants and other,
     including tax benefit            49,310           --          658           --            --            --           658
Gain on equity investment,
net of taxes of $2,931 (Note 9)           --           --        4,989           --            --            --         4,989
Net loss                                  --           --           --      (61,061)           --            --       (61,061)
                                  ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1996        19,594,481           20      261,652      (80,551)      (10,252)         (274)      180,847
Issuance of common stock
to officer (Note 10)                  75,000           --          159           --            --            --           159
Issuance of common stock
for 401(k) Plan                       19,046           --           69           --            --            --            69
Acquired shares from escrow               --           --           --           --        (3,144)          (84)          (84)
Net loss                                  --           --           --     (134,583)           --            --      (134,583)
                                  ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1997        19,688,527           20      261,880     (215,134)      (13,396)         (358)       46,408
Issuance of common stock
to officer (Note 10)                  10,000           --           14           --            --            --            14
Issuance of common stock
for 401(k) Plan                       96,994           --           49           --            --            --            49

Net loss                                  --           --           --     (211,561)           --            --      (211,561)
                                  ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1998        19,795,521   $       20   $  261,943   $ (426,695)      (13,396)   $     (358)   $ (165,090)
                                  ==========   ==========   ==========   ==========    ==========    ==========    ==========




See accompanying Notes to Consolidated Financial Statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                               1998          1997        1996
                                                                             ---------    ---------    ---------
Cash flows from operating activities:
    Net loss                                                                 $(211,561)   $(134,583)   $ (61,061)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                          39,550       65,112       39,323
         Deferred income tax benefit                                                --           --      (29,240)
         Debt accretion and debt issuance cost amortization                      5,686        4,985        4,331
         Equity in losses of affiliates                                         30,340       32,037       18,612
         Compensation expense related to issuance of common stock                   63          228           --
         Gain on sale of assets                                                     --           --       (5,279)
         Write-down of assets due to impairment                                105,791           --           --
         Extraordinary item - debt extinguishment                                   --           --        4,253
         Changes in operating assets and liabilities, net of acquisitions:
               Subscriber receivables                                             (674)       3,194       (2,568)
               Prepaid expenses and other                                         (132)         830         (414)
               Accounts payable, accrued expenses and other liabilities         22,560      (13,449)       9,289
                                                                             ---------    ---------    ---------
                 Net cash used in operating activities                          (8,377)     (41,646)     (22,754)
                                                                             ---------    ---------    ---------

Cash flows from investing activities:
    Investments and advances to affiliates                                          --           --       (3,050)
    Proceeds from note receivable - affiliate                                      366       18,749       58,340
    Proceeds from sale of investment in affiliate                                1,534           --           --
    Proceeds from sale of assets                                                   236          126       24,139
    Purchases of systems and equipment                                         (13,473)     (29,402)     (93,298)
    Expenditures for licenses and leased licenses                                   --         (310)      (2,382)
    Purchases of other investments                                                  --         (900)          --
    Purchases of debt securities                                                   (69)          --      (24,550)
    Proceeds from sale of debt securities                                        9,368       19,935       14,250
    Acquisitions, net of cash acquired                                              --       (1,622)      (7,618)
    Collection of note receivable                                                   --          250           --
                                                                             ---------    ---------    ---------
                 Net cash provided by (used in) investing activities         $  (2,038)   $   6,826    $ (34,169)
                                                                             ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from long-term debt                                                    --           --      141,350
    Payment of debt issuance costs and consent fees                                 --         (597)     (12,973)
    Payments on long-term debt                                                    (327)          --      (13,017)
    Proceeds from other notes payable                                               --           --        6,700
    Payments on short-term borrowings and other notes payable                   (1,403)      (1,358)      (9,233)
    Other                                                                           --           --          549
                                                                             ---------    ---------    ---------
                 Net cash provided by (used in) financing activities            (1,730)      (1,955)     113,376
                                                                             ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                           (12,145)     (36,775)      56,453
Cash and cash equivalents at beginning of year                                  42,821       79,596       23,143
                                                                             ---------    ---------    ---------

Cash and cash equivalents at end of year                                     $  30,676    $  42,821    $  79,596
                                                                             =========    =========    =========

Cash paid for interest                                                       $  10,416    $  31,017    $  14,434
                                                                             =========    =========    =========

Cash paid for reorganization costs                                           $   2,921    $      --    $      --
                                                                             =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Description of Business

              Heartland Wireless Communications, Inc. (the "Company") provides wireless broadband network and multichannel subscription television services in the 2.1 gigahertz ("GHz") to 2.7 GHz range of the radio spectrum, primarily in mid-size and small markets in the central United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases MDS/MMDS/ITFS ("MMDS") spectrum, in over 80 markets.

              Currently, the Company provides multichannel subscription television service in 57 markets, including an offering of up to 185 digital channels from DIRECTV, Inc. ("DIRECTV") and its distributors in 51 of the 57 markets in combination with the Company's service or as a stand-alone offering. The Company also provides two-way high-speed Internet access services primarily to businesses and small offices/home offices ("SOHOs") in Sherman/Denison, Texas and is constructing a similar system in Austin, Texas. The Company, through national independent contractors, also offers technical support, e-mail, Web design and hosting, and domain name registration and maintenance in connection with its high-speed Internet access business.

         (b)      Financial Restructuring

              The Company retained Wasserstein Perella & Co. ("WP&Co.") to assist in evaluating options to finance the Company's business plan and service its debt. In consultation with WP&Co., the Company did not make the April 15, 1998 interest payment on its 13% Senior Notes ("Old 13% Notes" - See Note 7). Subsequently, the Company began negotiating with holders of the Old 13% Notes and holders of the Company's 14% Senior Notes ("Old 14% Notes" - See
              Note 7) (collectively, "the Old Senior Notes") to restructure its debt. The Company did not make the October 15, 1998 interest payments on the Old Senior Notes. On December 4, 1998, the Company filed a voluntary, prenegotiated Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code, with the prepetition support from holders of more than 70% in principal amount of the Old Senior Notes.

              Under the Plan, the Company will cancel all issued and outstanding common stock, stock options, and warrants (collectively, the "Old Common Stock") and will issue new common stock ("New Common Stock") and warrants in the reorganized Company. Holders of the Old Senior Notes and holders of the Company's 9% Convertible Notes ("Convertible Notes" - See Note 7) will receive 97% and 3% of the New Common Stock, respectively. The holders of the Convertible Notes and the Company's Old Common Stock will receive warrants to purchase up to 7.5% and 2.5% of New Common Stock on a diluted basis, respectively. The warrants proposed to be issued to holders of Old Common Stock are subject to certain securities litigation claims as set forth in the Plan.

              The Company continues business operations as debtor-in-possession until the Plan is fully consummated. The obligations of the Company that will be eligible for compromise under the Plan have been classified as Liabilities Subject to Compromise on the Company's Consolidated Balance Sheet as of December 31, 1998 (See
              Note 8). As of December 4, 1998, the Company discontinued the accrual of interest and amortization of deferred debt issuance costs and discounts to notes payable related to Liabilities Subject to Compromise.

              The impact of the bankruptcy reorganization on various Federal tax attributes has not been fully determined; however, some portion of the Company's net operating loss carryforwards likely will be reduced and may be completely eliminated pursuant to its bankruptcy discharge. Furthermore, the deductibility of net operating loss carryforwards arising prior to discharge in bankruptcy will be limited by the product of the long-term tax exempt rate times the fair market value of Heartland after discharge of debt.

              On March 15, 1999, the U.S. Bankruptcy Court for the District of Delaware confirmed the Plan, which is subject to certain conditions. All conditions to effectiveness of the Plan have been satisfied or duly waived, and the Company will consummate the Plan on April 1, 1999, at which time the reorganized Company will emerge from bankruptcy. The reorganized Company will adopt Fresh Start Reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh Start Reporting results in a new reporting entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Liabilities Subject to Compromise will also be adjusted to zero in the debt discharge portion of the Fresh Start entry.

         (c)      Liquidity

              The Company's Consolidated Financial Statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

              The Company anticipates that additional sources of capital will be required to fully implement its long-term business strategy, which encompasses exploiting and expanding the use of its spectrum through the delivery of broadband network services such as high-speed Internet access and Internet Protocol (IP), telephony services as well as the consolidation of additional spectrum in other medium-sized markets in the United States for such use. Accordingly, the Company is evaluating and will continue to evaluate additional sources of capital, including the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements and sales of assets, including MMDS subscription systems and channel rights.

              There can be no assurance that the Company will be able to obtain additional capital in a timely manner and on terms satisfactory to the Company that will be necessary to implement its business strategy. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that allows the Company to continue to operate in the normal course of business at least into 2000. More specifically, this plan would include delaying, reducing or eliminating the launch of new broadband network systems (including high-speed Internet systems), reducing or eliminating new video subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

         (d)      Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in 20% to 50% owned affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method. All significant intercompany balances and transactions have been eliminated in consolidation.

         (e)      Cash and Cash Equivalents

              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds, certificates of deposit, overnight repurchase agreements and other investment securities.

         (f)      Investments in Securities

              Investments in debt and other securities are widely diversified and principally consist of certificates of deposit, money market deposits, U.S. government agency securities and rated commercial paper with an original maturity of less than one year. These investments are considered held to maturity and are stated at amortized cost which approximates fair value.

         (g)      Systems and Equipment

              Systems and equipment are recorded at cost and include the cost of transmission equipment as well as the excess of direct costs of subscriber installations over installation fees (See Note 4). Upon installation, depreciation and amortization of systems and equipment is recorded on a straight-line basis over the estimated useful lives, from three to twenty years. Equipment awaiting installation consists primarily of accessories, parts and supplies for subscriber installations and is stated at the lower of average cost or market.

              The direct costs of subscriber installations include reception materials and equipment on subscriber premises, installation labor and overhead charges which are amortized over the useful life of the asset (presently seven years) for the recoverable portion and the estimated average subscription term (presently three years) for the nonrecoverable portion of such costs. The nonrecoverable portion of the cost of a subscriber installation becomes fully depreciated upon subscriber disconnect. The amortization period of the nonrecoverable portion of subscriber installation costs was reduced from six years to four years and from four to three years in the fourth quarter of 1996 and in the third quarter of 1997, respectively, to correspond to the Company's estimate of average subscription term. The effects of these changes in estimate were to increase 1997 and 1996 depreciation expense by $1.2 million and $2.9 million, respectively, and increase 1997 and 1996 net loss by $1.2 million and $1.9 million ($.04 and $.10 per basic common share), respectively. In the third quarter of 1997, the Company charged operations for $6.1 million for the write-off of installed subscriber equipment which was deemed unrecoverable from lost subscribers and $1.7 million for the write-off of obsolete subscriber equipment.

         (h)      License and Leased License Investment

              License and leased license investment includes costs incurred to acquire and/or develop wireless broadband channel rights and are amortized over 15 years beginning with inception of service in each market.

              In the fourth quarter of 1996, the Company reduced its estimated useful life of license and leased license investment from 20 years to 15 years. The effect of this change increased 1996 amortization expense by $400,000 and increased 1996 net loss by $260,000 ($.01 per basic common share). During the third quarter of 1998, the Company wrote down the value of its operating licenses to estimated fair market value in accordance with SFAS No. 121 (See
              Note 3). The re-valued licenses are being amortized over the average remaining life of 12.5 years.

         (i)      Excess of Cost over Fair Value of Net Assets Acquired

              The excess of cost over fair value of net assets acquired is amortized on a straight-line basis, generally over 15 years. The Company assesses the recoverability of this asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment for the recoverability of excess of cost over fair value of net assets acquired will be impacted if estimated future operating cash flows are not achieved. (See Note 3). In the fourth quarter of 1996, the Company reduced its estimate of the useful life of its excess of cost over fair value of net assets acquired from 20 years to 15 years. The effect of this change in estimate was to increase 1996 amortization expense by $100,000 and increase 1996 net loss by $65,000 (no material effect on a per basic common share basis).

         (j)      Impairment of Long Lived Assets

              In January, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See Note 3).

         (k)      Investments in Affiliated Companies

              Investments in affiliated companies are accounted for by the equity method. The excess cost of the affiliates' stock over the Company's share of their net assets at the acquisition date is amortized on a straight-line basis over 15 years.

         (l)      Revenue Recognition

              Revenues from subscribers are recognized as service is provided. Amounts paid in advance are recorded as deferred revenue.

         (m)      Income Taxes

              The Company utilizes the asset and liability method for accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on the foregoing policy, deferred tax assets net of deferred tax liabilities have been fully reserved.

         (n)      Net Loss Per Common Share - Basic and Diluted

              The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in the fourth quarter of 1997 as required by this Statement. Accordingly, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. All prior period loss per share amounts have been restated in accordance with this Statement.

         (o)      Use of Estimates

              Preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (p)      Concentrations of Credit Risk and Accounts Receivable

              The Company's subscribers and the related accounts receivable are primarily residential subscribers that are concentrated in eight states in the central United States. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific subscribers, historical trends and other information. In the opinion of management , the allowance for doubtful accounts is adequate and subscriber receivables are presented at net realizable value.

         (q)      Other Assets

              Other assets consists principally of debt issuance costs related to the issuance of the Company's long-term debt. These costs are amortized, straight-line, over the term of the related indebtedness. The Company discontinued the amortization of deferred debt issuance costs upon filing the Plan on December 4, 1998. The carrying value of these costs will be adjusted to zero when the Company adopts Fresh Start Reporting on April 1, 1999.

         (r)      Reclassifications

              Certain prior year balances have been reclassified to conform to the current year presentation.

         (s)      Comprehensive Income

              Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For each period presented in the accompanying consolidated statements of operations, comprehensive income and net income are the same amount.

         (t)      Segment Reporting

              In January 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 131 requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based on the criteria outlined in SFAS No. 131, the Company is comprised of a single reportable segment -- distribution of wireless multichannel video programming. No additional disclosure is required by the Company to conform to the requirements of SFAS No. 131.

(2)           INVESTMENTS IN AFFILIATES

         Investments in affiliates was $0 and $34.2 million at December 31, 1998 and 1997, respectively. At December 31, 1997, Investments in affiliates consisted of approximately 20% of the outstanding common stock of Wireless One, Inc. ("Wireless One") and 36% of the outstanding common stock of CS Wireless Systems, Inc. ("CS Wireless"). During 1997, the Company recorded its equity interest in losses from Wireless One to the extent that its investment balance was reduced to zero. During 1998, the Company recorded its equity interest in losses from CS Wireless, wrote off $6.8 million of its excess basis in CS Wireless in the second quarter, and wrote off its remaining investment balance of $11.7 million during the third quarter based on impairment charges recorded by CS Wireless related to its goodwill. In December 1998, the Company sold its 36% equity interest in CS Wireless to CAI Wireless Systems, Inc. ("CAI"). (See Note 9.)

(3)    IMPAIRMENT OF LONG-LIVED ASSETS

         During the second quarter of 1998, the Company reviewed the assets associated with certain undeveloped markets and determined that (i) cash flows from operations would not be adequate to fund the capital outlay required to build out such markets, and (ii) because of the Company's default on its interest payment on the Old 13% Notes in the second quarter of 1998, outside financing for the build-out of these markets was not readily available prior to the consummation of a financial restructuring. Therefore, in accordance with SFAS No. 121, the channel licenses and leases in these undeveloped markets were individually evaluated and written down to estimated fair value, resulting in a non-cash impairment charge of $17.7 million in the second quarter of 1998.

         Throughout the second and third quarters of 1998, the Company analyzed various recapitalization and restructuring alternatives with the assistance of WP&Co., including consensual, out-of-court alternatives. In October 1998, the Company announced that it intended to file a voluntary prenegotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (See Note 1). This event caused the Company to evaluate all of its long-lived assets for impairment (according to the requirements of SFAS No. 121). The Company retained the services of a third party to assist in performing a fair market valuation of substantially all of the Company's assets. This valuation, along with the $17.7 million impairment charge discussed above, resulted in a non-cash impairment charge during 1998 of $105.8 million, as follows:

          Description of Write-Downs
          --------------------------
          Systems and equipment                                                     $     44,510
          License and leased license investment                                           36,550
          Excess of cost over fair value of net assets acquired                           24,731
                                                                                    ------------
                   Total                                                            $    105,791
                                                                                    ============

         The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing, interference issues or competition. As a result, the carrying amounts of long-lived assets could be reduced by additional amounts which would be material to the Company's financial position and results of operations.

(4)      SYSTEMS AND EQUIPMENT

              Systems and equipment consists of the following at December 31, 1998 and 1997:

                                                                     1998           1997
                                                                   --------       --------

        Equipment awaiting installation                            $  4,233       $  5,812
        Subscriber premises equipment and installation costs         26,309        102,892
        Transmission equipment and system construction costs         31,170         45,961
        Office furniture and equipment                                1,813          8,811
        Buildings and leasehold improvements                            461          1,786
                                                                   --------       --------
                                                                     63,986        165,262
        Accumulated depreciation and amortization                     2,949         42,609
                                                                   --------       --------
                                                                   $ 61,037       $122,653
                                                                   ========       ========


        (See Note 3 for discussion of systems and equipment written down in September 1998.)

(5)    OPERATING LEASES AND FCC LICENSES

       The Company depends on leases with third parties for most of its channel rights. Under FCC rules, the base term of each lease cannot exceed the term of the underlying FCC license. FCC licenses generally must be renewed every ten years, and there is no automatic renewal of such licenses. The remaining initial terms of most of the Company's operating channel leases range from 2 to 6 years, although substantially all of these leases renew automatically or upon notice from the Company. Channel lease agreements generally require payments based on the greater of specified minimums or amounts based upon various subscriber levels or revenues.

       Channel lease payments generally begin upon the completion of construction of transmission equipment and facilities and upon approval for operation under FCC rules. For certain leases, payments begin upon grant of the channel rights. Channel lease expense was $3.0 million, $3.6 million and $3.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

       The Company also has other operating leases for office space, equipment and transmission tower space. Rent expense incurred in connection with these leases was $4.2 million, $3.4 million and $3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

       Future minimum lease payments due under noncancellable leases at December 31, 1998 are as follows:

              YEAR ENDING       CHANNEL         OPERATING
              DECEMBER 31       LEASES           LEASES
              -----------       ------           ------
                  1999          $2,855          $3,206
                  2000           2,990           1,478
                  2001           2,950           1,136
                  2002           2,387             945
                  2003           1,854             692

(6)    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consists of the following at December 31, 1998 and 1997:

                                                                          1998             1997
                                                                        -------          -------

                  Accounts payable                                      $   319          $   261
                  Accrued interest                                          112            6,873
                  Accrued programming                                     2,798            2,937
                  Subscriber deposits                                       730              386
                  Deferred income                                         1,041              943
                  Accrued sales, property and franchise taxes             2,260            2,166
                  Accrued compensation                                      681            1,011
                  Other accrued expenses and other liabilities            3,974            2,804
                                                                        -------          -------
                                                                        $11,915          $17,381
                                                                        =======          =======

       As of December 31, 1998, accrued interest on the Old Senior Notes and Convertible Notes has been reclassified to Liabilities Subject to Compromise. (See Notes 1 and 8).

(7)    LONG-TERM DEBT

       Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                            1998              1997
                                                          --------          --------
         Subordinated Convertible Notes due 2004          $     --          $ 52,678
         13% Senior Notes due 2003                              --           112,111
         14% Senior Notes due 2004                              --           125,000
         Other notes payable                                16,277            18,407
                                                          --------          --------
                                                            16,277           308,196
         Less current portion                                2,019             1,358
                                                          --------          --------
                                                          $ 14,258          $306,838
                                                          ========          ========

       DEBT CANCELLATION UNDER THE PLAN

       Under the terms of the Plan, holders of the Old Senior Notes and Convertible Notes will receive 97% and 3%, respectively, of the New Common Stock in exchange for cancellation of their debt. The holders of the Convertible Notes also will receive warrants to purchase up to 7.5% of New Common Stock on a diluted basis. Accordingly, the Old Senior Notes and Convertible Notes are considered eligible for compromise and have been reclassified from Long Term Debt to Liabilities Subject to Compromise on the Consolidated Balance Sheet at December 31, 1998. (See
       Note 8). As of December 4, 1998, the Company discontinued the accrual of interest and amortization of deferred debt issue costs and discounts on notes payable related to Liabilities Subject to Compromise.

       The following discussion of the Old Senior Notes and Convertible Notes relates to the balances at December 31, 1997 and to amounts outstanding during 1998 prior to filing the Plan.

       CONVERTIBLE NOTES

       On November 30, 1994, the Company consummated the $40.1 million private placement of Convertible Notes. The Convertible Notes accrete at a rate of 9%, compounded semiannually, to an aggregate principal amount of $62.4 million at November 30, 1999, with interest accruing and payable thereafter.

       OLD 13% NOTES

       In April 1995, the Company consummated a private placement of $100.0 million of Old 13% Notes and 600,000 warrants to purchase an equal number of shares of Old Common Stock at an exercise price of $19.525 per share. For financial reporting purposes, the warrants were valued at $4.2 million. In March 1996, the Company consummated a private placement of an additional $15.0 million of Old 13% Notes. Interest on the notes is payable semiannually on April 15 and October 15.

       In October 1996, by consent of a portion of the holders of the Old 13% Notes, certain covenants and definitions were amended to provide for the issuance of the Old 14% Notes. As a result of a substantive modification of the terms of the debt, the Old 13% Notes were treated as extinguished and reissued (at their estimated fair value) upon the consummation of the offering of the Old 14% Notes. The write-off of debt issuance costs of $5.3 million, consent payments and certain other costs of $7.3 million, and a fair value adjustment of $1.1 million related to the Old 13% Notes have been recorded as an extraordinary loss in 1996 of $11.5 million, net of tax of $1.1 million.

       OLD 14% NOTES

       In December 1996, the Company consummated a private placement of $125.0 million of Old 14% Notes. The Company placed $22.0 million of the net proceeds from the sale into an escrow account to fund the first three interest payments. As of December 31, 1997, the escrow account amounted to $8.0 million, and was used to make the April 15, 1998 interest payment.

       In April 1997, the Company consummated an exchange of $125.0 million of Old 14% Notes for a new series containing identical terms, except that the Old 14% Notes were registered under the Securities Act of 1933, as amended.

       OTHER NOTES PAYABLE

       Other notes payable at December 31, 1998 and 1997 includes $15.1 million and $15.8 million, respectively, relating to the acquisition of certain basic trading areas ("BTAs") from the FCC. The note payable to the FCC bears interest at 9.5%, payable quarterly over ten years beginning November 1996. Quarterly principal payments are payable over the remaining eight years beginning November 1998.

       The Company and CS Wireless entered into a lease and purchase option agreement for certain of the BTAs (collectively, the "Leased BTAs") awarded to the Company at a total cost of approximately $5.2 million. Under this agreement, CS Wireless reimburses the Company for principal and interest paid to the FCC for the Leased BTAs. As of December 31, 1998, the amount of FCC debt related to the CS Wireless Leased BTAs totaled $3.5 million and has been recorded as a receivable.

       In September 1997, the Company entered into lease and purchase option agreements with People's Choice TV Corp. ("PCTV") for two BTAs. Under these agreements, PCTV has reimbursed the Company for all amounts paid to the FCC for the two BTAs. In September 1998, PCTV assumed the FCC debt related to the two BTAs, the lease agreement was terminated, and the receivable and related debt were removed from the Company's financial records.

       Aggregate maturities of long-term debt as of December 31, 1998 that are not subject to compromise for the five years ending December 31, 2003 are as follows: 1999 - $2.0 million; 2000 - $1.8 million; 2001 - $1.9 million; 2002 - $2.0 million; and 2003 - $2.0 million.

(8)      LIABILITIES SUBJECT TO COMPROMISE

       As more fully discussed in Note 7, holders of the Old Senior Notes will receive New Common Stock and the holders of the Convertible Notes will receive New Common Stock and Warrants in exchange for cancellation of their debt. These amounts are considered eligible for compromise under the Plan and have been reclassified as Liabilities Subject to Compromise on the Company's Consolidated Balance Sheet at December 31, 1998. Liabilities Subject to Compromise are comprised of the following:

                   Old 13% Notes:             Principal Balance           $  115,000
                                              Accrued Interest                16,943
                                              Unamortized Discount            (2,384)
                   Old 14% Notes:             Principal Balance              125,000
                                              Accrued Interest                11,083
                   Old Convertible Notes:     Principal Balance &
                                              Accreted Interest               57,139
                                                                          ----------
                                                                          $  322,781
                                                                          ==========

(9)    ACQUISITIONS/DISPOSITIONS

         (a)      CableMaxx, AWS and Technivision Acquisitions

              Effective February 23, 1996, the Company acquired all the assets and liabilities of American Wireless Systems, Inc. and CableMaxx, Inc. and acquired substantially all of the assets and certain of the liabilities of Fort Worth Wireless Cable T.V. Associates, Wireless Cable TV Associates #38 and Three Sixty Corp. for an aggregate of 6,757,000 shares of the Company's Old Common Stock (the above five transactions are collectively referred to as the "CableMaxx Acquisitions").

         (b)      CS Wireless Transaction

              Immediately following the closing of the CableMaxx Acquisitions, the Company, CAI and CS Wireless consummated an agreement in which the Company contributed a substantial portion of the assets received in the CableMaxx Acquisitions and certain other assets to CS Wireless and CAI contributed certain wireless cable television assets to CS Wireless.

              In exchange for the contributed assets, the Company received (i) 36% of the outstanding shares of CS Wireless common stock, (ii) approximately $28.3 million in cash, (iii) a $25 million promissory note (which has been repaid) and (iv) a $15 million promissory note payable ten years from closing and prepayable from asset sales (the "Long Note").

              Effective December 2, 1998, the Company, CAI and CS Wireless signed a Master Agreement, pursuant to which CAI purchased the Company's 36% equity interest in CS Wireless for $1.5 million. In addition, CS Wireless agreed to assign certain MDS-1 channel rights, 20 MHz of Wireless Communications Service ("WCS") frequencies and an MMDS subscription television operating system in Radcliffe, Iowa to the Company. The Company agreed to assign channel rights and related equipment in Portsmouth, New Hampshire to CS Wireless. The transfers and assignments will occur following FCC approval, at which time the Company will cancel the Long Note issued by CS Wireless to the Company. The carrying value of this Long Note on the Company's Consolidated Balance Sheet at December 31, 1998 was $435,000. No gain or loss was recorded on this transaction.

         (c)      Other Acquisitions/Dispositions

              During 1996, the Company acquired four MMDS subscription television operating systems in three separate purchase transactions for $2.1 million; $350,000 plus 126,601 shares of Old Commons Stock; and $1.0 million plus $1.4 million in notes, respectively. Also in 1996, the Company sold two operating and two non-operating systems for $5.4 million and $2.2 million, respectively. The Company also sold channel rights in two transactions for $9.0 million plus $750,000 in notes and deferred payments in one transaction and $7.2 million in the other. The deferred payments were made after December 31, 1996. The total gain recognized on these sales transactions was $5.2 million.

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

              All acquisitions have been accounted for as purchases, and operations of the companies and businesses acquired have been included in the accompanying Consolidated Financial Statements from their respective dates of acquisition. There were no material acquisitions by the Company in 1998.

              The Company allocated the purchase prices of the acquisitions consummated in 1997 and 1996 discussed above to the assets acquired and liabilities assumed based on estimated fair values of such assets and liabilities as follows:

                                                                    1997              1996
                                                                  --------          --------

                   Working capital (deficit)                      $     10          $(19,790)
                   Assets held for sale                                 --            11,819
                   Systems and equipment                             1,241            19,489
                   License and leased license investment
                         and goodwill                                  371            88,292
                   Deferred income taxes                                --           (24,851)
                                                                  --------          --------
                         Total purchase price                     $  1,622          $ 74,959
                                                                  ========          ========


         (d)      Pro Forma Information (Unaudited)

              Pro forma disclosure relating to the 1997 acquisitions/transactions discussed in (c) above is not presented, as the impact on the Company's financial position or results of operations is immaterial.

              Summarized below is the unaudited pro forma information for the year ended December 31, 1996 as if the acquisitions/transactions discussed above had been consummated as of the beginning of 1996, after giving effect to certain adjustments, including amortization of intangibles and selected income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

              Revenues                                                                  $  58,353
              Net loss                                                                  $(82,594)
              Net loss per basic and diluted common share                               $  (4.17)

(10)          STOCKHOLDERS' EQUITY

         (a)      Stock Options

              The 1994 Employee Stock Option and Non-Employee Director Plans (collectively, the "Old Stock Option Plans") provide for the granting of options to purchase a maximum of 1,950,000 and 50,000 shares of Old Common Stock, respectively. Options are granted at exercise prices of not less than 100% of the fair market value of the Old Common Stock on the date of grant. Options typically vest over a five-year period.

              At December 31, 1998, there were 469,217 additional shares available for grant under the Old Stock Option Plans. The per share weighted average fair value of stock options granted during fiscal years 1998, 1997 and 1996 was $1.16, $1.70 and $10.82, respectively, on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1998          1997          1996
                                               ----          ----          ----

               Expected dividend yield            0%            0%            0%
               Stock price volatility           131%           80%           36%
               Risk-free interest rate          5.5%          6.0%          6.5%
               Expected option term          5 years       5 years       5 years

              The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recorded for its stock options in the Consolidated Financial Statements. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, net loss and loss per share would have been increased as indicated below:

                                                                     1998                  1997                  1996
                                                                     ----                  ----                  ----
         Net loss attributable to Common Stockholders:
                  As reported                                   $  (211,561)          $  (134,583)          $   (61,061)
                  Pro forma SFAS No. 123                        $  (213,077)          $  (137,126)          $   (64,349)
         Net loss per share - Basic and Diluted:
                  As reported                                   $    (10.72)          $     (6.85)          $     (3.31)

                  Pro forma for SFAS No. 123                    $    (10.80)          $     (6.98)          $     (3.48)

              Pro forma net loss reflects only options granted in 1998, 1997, 1996 and 1995. Compensation cost is reflected over the options' vesting period of three to five years.

              A summary of option activity during 1996, 1997 and 1998 follows:

                                                      NUMBER           WEIGHTED AVERAGE
                                                    OF OPTIONS          EXERCISE PRICE
                                                    ----------          --------------

         Outstanding at December 31, 1995             743,000           $       13.64
         Granted                                      514,000           $       25.09
         Exercised                                    (40,000)          $       10.50
         Canceled                                     (16,000)          $       24.41
                                                   ----------

         Outstanding at December 31, 1996           1,201,000           $       18.50
         Granted                                      867,000           $        2.49
         Canceled                                    (711,000)          $       22.03
                                                   ----------

         Outstanding at December 31, 1997           1,357,000           $        6.42
         Granted                                      165,000           $        3.33
         Canceled                                     (72,000)          $        7.19
                                                   ----------

         Outstanding at December 31, 1998                               $        6.03
                                                    1,450,000
                                                   ==========

              The following table summarizes information about stock options outstanding at December 31, 1998:

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              -------------------------------------------------      -------------------------------
                                                   WEIGHTED-
                                                    AVERAGE            WEIGHTED-
                                 NUMBER            REMAINING            AVERAGE         NUMBER          WEIGHTED-
         RANGE OF             OUTSTANDING         CONTRACTUAL          EXERCISE      EXERCISABLE        AVERAGE
      EXERCISE PRICES         AT 12/31/98            LIFE                PRICE       AT 12/31/98      EXERCISE PRICE
      ---------------         -----------            ----                -----       -----------      --------------

   $1.125 to $3.1875            892,000              5.3 years            $ 2.05       184,000            $ 2.15
   $9.375 to $14.25             541,000              2.4 years             12.07       519,000             12.02
   $22.125 to $29.25             17,000              2.2 years             22.96        16,000             22.57
                              ---------                                                -------
   $1.125 to $29.25           1,450,000              4.2 years            $ 6.03       719,000            $ 9.73
                              =========                                                =======

              At December 31, 1997 and 1996, the number of options exercisable and the weighted average exercise prices of those options were 552,000 and 396,200 and $11.27 and $12.51, respectively.

              At the effective date of the Plan, the Old Stock Option Plans will be canceled and a new share incentive plan will be adopted.

         (b)      Old Common Stock to Officers

              In April 1998 and April 1997, the Company issued 10,000 shares and 75,000 shares, respectively, to officers of the Company. The quoted market price of the shares on the grant date has been expensed in the accompanying Consolidated Financial Statements.

(11)   INCOME TAXES

       In addition to the income tax benefit related to continuing operations of $28.2 million for the year ended December 31, 1996, a deferred income tax benefit of $1.1 million was allocated to the extraordinary item for the year ended December 31, 1996.

       Income tax benefit for the years ended December 31, 1998, 1997 and 1996 differed from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as a result of the following:

                                                          1998            1997            1996
                                                          ----            ----            ----
         Computed "expected" tax benefit               $(73,890)       $(47,104)       $(27,578)
         Amortization and write-down of goodwill          9,300             738             521
         Loss for which no tax benefit
              was recognized                             68,812          49,058              --
         State income tax                                (4,222)         (2,692)         (1,099)
                                                       --------        --------        --------
                                                       $     --        $     --        $     --
                                                       ========        ========        ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                               1998             1997
                                                            ---------        ---------
       Deferred tax assets:
                Net operating loss carryforwards            $ 119,709        $  61,555
                Investments in affiliates                          --            9,303
                Subscriber receivables                            129               96
                Debt restructuring                                906            1,172
                Asset impairment                               29,992            3,543
                Systems and equipment                           4,779               -
                Other                                           1,247            1,091
                                                            ---------        ---------
       Total gross deferred tax assets                        156,762           76,760
       Less valuation allowance                              (151,253)         (68,697)
                                                            ---------        ---------

                Net deferred tax assets                         5,509            8,063

       Deferred tax liabilities:
                License and leased license investment          (5,509)          (8,063)
                                                            ---------        ---------
       Net deferred tax liability                           $      --        $      --
                                                            =========        =========

       The net changes in the total valuation allowance for the years ended December 31, 1998, 1997 and 1996 were increases of $82.6 million, $48.6 million and $16.0 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, the Company has fully reserved all deferred tax assets to the extent such assets exceed deferred tax liabilities.

       As of December 31, 1998, the Company has approximately $324 million of federal income tax loss carryforwards which expire in years 2013 through 2018. The Company estimates that approximately $38.0 million of the above carryforwards relate to various acquisitions and are subject to certain limitations.

       (see Note 1).

(12)   RELATED PARTY TRANSACTIONS

       At December 31, 1998, the Company leased office space from entities owned by certain current and former officers and directors of the Company for which the expense amounted to approximately $205,000 in 1998, $171,000 in 1997 and $187,000 in 1996. In connection with its Restructuring, the Company terminated approximately 56,000 square feet of such leases. The Company continues to lease approximately 6,300 square feet of space for telemarketing and customer care operations, for which the Company pays approximately $48,000 per year.

       The Company paid and/or accrued $181,000 in 1997 and $97,000 in 1996 to an affiliate of a former officer and director of the Company for certain administrative services.

       In 1997, the Company, CS Wireless, Wireless One and CAI formed Wireless Enterprises, LLC ("Wireless Enterprises"). Wireless Enterprises is a programming cooperative that negotiates programming and marketing services with suppliers of programming. In 1998 and 1997, the Company paid approximately $24.5 million and $15.5 million, respectively, to Wireless Enterprises as reimbursement of programming expenses and for other administrative services.

       In 1996, in exchange for the delivery of certain equipment and receipt of a promissory note in the principal amount of $400,000, the Company acquired a 10% interest in a limited liability company formed to acquire and operate channel rights and operating systems in Chile. An affiliate of a former employee of the company holds a 22% interest in such limited liability company.

 (13)  COMMITMENTS AND CONTINGENCIES

       The Company is a co-defendant in two securities actions (one of which is a purported class action). In addition, 14 current and former directors, officers and/or employees of the Company are defendants in a purported securities class action lawsuit. These actions allege, among other things, various violations of federal and state securities laws.

       The Company also is a party to three purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees.

       The Company intends to vigorously defend the above matters. The filing of the Plan/or dispositive motions have stayed discovery in these actions, at least until the Effective Date. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to one or more of such proceedings would have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

       The Company also is a party to other legal proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration for amounts recorded in the accompanying Consolidated Financial Statements, the ultimate effects of such other matters are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

       The Company has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums.

 (14)  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties:


                                                              1998                               1997
                                                  -----------------------------    ----------------------------------
                                                    CARRYING           FAIR            CARRYING             FAIR
                                                     AMOUNT           VALUE             AMOUNT              VALUE
                                                  --------------    -----------     ---------------     --------------
        Restricted assets - investments
           in U.S. Treasury securities             $   1,011        $    1,011       $    10,333          $   10,194
        Note receivable from affiliate                 3,901             3,901             2,069               2,069
        Old Senior Notes                            (237,616)          (57,616)         (237,111)            (83,250)
        Convertible Notes and other
           Notes payable                             (73,416)          (18,354)          (71,085)            (23,500)

       The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate the carrying amounts of these assets and liabilities because of the short maturity of these instruments.

       The fair value of U.S. Treasury securities are based on quoted market prices at the reporting date for those investments. The carrying amount of note receivable from affiliate approximates fair value since the interest rate equates to the market rate of interest. The fair values of the Old Senior Notes are based on market quotes obtained from WP&Co. The fair values of the Convertible Notes and other notes payable are based on management's estimate derived from market quotes obtained from WP&Co.

(15)  QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following tables present unaudited financial data of the Company for each quarter of fiscal years 1998 and 1997.

                                                 MARCH 31                JUNE 30           SEPTEMBER 30         DECEMBER 31
                                                 --------                -------           ------------         -----------
     Year ended December 31, 1998:
          Revenues                               $  19,099               $18,622           $  18,213            $   18,055
          Operating loss                           (10,642)              (27,412)           (101,329)               (4,126)
          Net loss                                 (25,202)              (50,641)           (123,000)              (12,718)
          Net loss per common share
                  basic and diluted                  (1.28)                (2.57)              (6.23)                 (.64)


                                                 MARCH 31                JUNE 30          SEPTEMBER 30        DECEMBER 31
                                                 --------                -------          ------------        -----------
     Year ended December 31, 1997:
          Revenues                               $ 19,185                $ 19,741            $ 19,890           $ 19,976
          Operating loss                          (11,067)                (19,098)            (25,053)           (12,953)
          Net loss                                (27,573)                (35,791)            (41,847)           (29,372)
          Net loss per common share -
              Basic and diluted                     (1.41)                  (1.82)              (2.13)             (1.49)


       During the second quarter of 1998, the Company recorded an impairment charge of $17.7 million to write down the value of its non-operating licenses to fair market value and wrote off $6.8 million of its excess basis in its investment in CS Wireless. During the third quarter of 1998, the Company recorded an impairment of charge of $88 million related to the write down of its operating assets to estimated fair market value and wrote off $11.7 million of its remaining investment in CS Wireless. During the fourth quarter of 1998, the Company recorded $2.1 million in reorganization costs related to its restructuring and Chapter 11 filing.

(16)          SUBSEQUENT EVENTS

       On the consummation of the Plan, the Company will change its name to Nucentrix Broadband Networks, Inc. and restructure its business into four wholly-owned subsidiaries: Nucentrix Internet Services, Inc., Nucentrix Telecom Services, Inc., Nucentrix Spectrum Resources, Inc., and Heartland Cable Television, Inc.

       On February 11, 1999, Wireless One, a 20% owned affiliate of the Company (see Note 2), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On February 25, 1999, the Company requested that Wireless One consider an alternative plan of reorganization to be co-proposed by the Company. The principal terms of the proposal included, among other things, a merger of Wireless One with and into the Company and a material change in the composition of the Board of Directors of Wireless One. On March 8, 1999, the Company filed the proposal on Schedule 13D pursuant to rule 13d-101 of the Securities Exchange Act of 1934. As of March 31, 1999, the Company was continuing discussions regarding such proposal with Wireless One and/or its representatives.

(17)          MINORITY INTERESTS

       In connection with the development of certain wireless cable television markets, the Company sold stock in certain of its subsidiary companies principally for cash. In addition to providing a portion of the cash necessary for market development, the sales of subsidiary stock were intended to provide local community involvement and ownership.

                                                                     SCHEDULE II

            HEARTLAND WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                                ADDITIONS
                                                                         -------------------------
                                                           BALANCE AT    CHARGED TO                                    BALANCE AT
                                                           BEGINNING     COSTS AND      CHARGED TO                       END OF
                          DESCRIPTION                      OF PERIOD      EXPENSES        OTHER          DEDUCTIONS      PERIOD
                          -----------                      ---------      --------        -----          ----------      ------

       Year ended December 31, 1998:
            Allowance for doubtful accounts                 $   340           1,649             --           (1,641)(a)      348
                                                            =======      ==========     ==========       ==========      =======
            Valuation allowance for deferred tax assets     $68,697              --         73,828(b)            --      142,525
                                                            =======      ==========     ==========       ==========      =======

       Year ended December 31, 1997:
            Allowance for doubtful accounts                 $ 5,468           3,465             --           (8,593)(a)      340
                                                            =======      ==========     ==========       ==========      =======
            Valuation allowance for deferred tax assets     $20,011              --         48,686(b)            --       68,697
                                                            =======      ==========     ==========       ==========      =======


       Year ended December 31, 1996:
            Allowance for doubtful accounts                 $   961           7,295            169(c)        (2,957)(a)    5,468
                                                            =======      ==========     ==========       ==========      =======
            Valuation allowance for deferred tax assets     $ 3,981              --         16,030(b)            --       20,011
                                                            =======      ==========     ==========       ==========      =======


(a)      Accounts written off.

(b)      Recognized as a component of deferred tax assets.

(c)      Allocation of assets from the CableMaxx Acquisitions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                                     HEARTLAND WIRELESS COMMUNICATIONS, INC.

                                     By: /s/ C.D. McHenry
                                         -------------------------------------
                                         Carroll D. McHenry
                                         Chairman of the Board,
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 1999, by the following persons in the capacities indicated:


                 SIGNATURE                                         TITLE



          /s/ C.D. McHenry                       Chairman of the Board, President and Chief
----------------------------------------         Executive Officer (Principal Executive Officer)
          Carroll D. McHenry



          /s/ Marjean Henderson                  Senior Vice President and Chief Financial
----------------------------------------         Officer (Principal Financial Officer)
          Marjean Henderson



          /s/ Amy E. Manning                     Controller (Principal Accounting Officer)
----------------------------------------
          Amy E. Manning



          /s/ Terry S. Parker                    Director
----------------------------------------
          Terry S. Parker



          /s/ Richard T. Weatherholt             Director
----------------------------------------
          Richard T. Weatherholt

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                             DESCRIPTION
       ------                             -----------

         2.1 -- Letter Agreement regarding formation of the Registrant (filed as Exhibit 2.1 to the Registrant's Registration Statement on
                  Form S-1, File No. 33-74244 (the "Form S-1"), and incorporated herein by reference)

         2.2 -- Supplement to Letter Agreement regarding formation of the Registrant (filed as Exhibit 2.2 to the Form S-1 and incorporated herein by reference)

         2.3   -- Registrant's Plan of Reorganization under Chapter 11 of the
                  United States Bankruptcy Code (filed as Exhibit 2.1 to the
                  Registrant's Current Report on Form 8-K filed February 9, 1999 and incorporated herein by reference)

         3.1 -- Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Form S-1 and herein by reference)

         3.2 -- Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

         4.1   -- Indenture between the Registrant and First Trust of New York,
                  National Association, as Trustee (the "Trustee") (filed as
                  Exhibit 4.20 to the Registrant's Registration Statement on
                  Form S-4, File No. 333-12577 (the "December 1996 Form S-4") and incorporated herein by reference)

         4.2   -- Supplemental Indenture dated as of December 9, 1996, between
                  Registrant and the Trustee (filed as Exhibit 4.21 to the December 1996 Form S-4 and incorporated herein by reference)

         10.1  -- Heartland Wireless Communications, Inc. 401(k) Plan (filed as
                  Exhibit 4.3 to the Registrant's Registration Statement on Form
                  S-8 (File No. 333-05943) and incorporated herein by reference)

         10.2  -- 1994 Employee Stock Option Plan of the Registrant (filed as
                  Exhibit 4.1 to the Registrant's Registration Statement on Form
                  S-8 (File No. 333-04263) and incorporated herein by reference).

         10.3  -- Revised Form of Nontransferable Incentive Stock Option
                  Agreement under the 1994 Employee Stock Option Plan of the
                  Registrant (filed as Exhibit 4.2 to the Registrant's
                  Registration Statement on Form S-4, File No. 33-91930 (the
                  "February 1996 Form S-4") and incorporated herein by reference)

         10.4  -- Revised Form of Nontransferable Non-Qualified Stock Option
                  Agreement under the 1994 Employee Stock Option Plan of the
                  Registrant (filed as Exhibit 4.3 to the February 1996 Form S-4 and incorporated herein by reference)

         10.5  -- 1994 Stock Option Plan for Non-Employee Directors of the
                  Registrant (filed as Exhibit 4.4 to the Form S-1 and incorporated herein by reference)

         10.6  -- Form of Stock Option Agreement under the 1994 Stock Option
                  Plan for Non-Employee Directors of the Registrant (filed as
                  Exhibit 4.5 to the Form S-1 and incorporated herein by reference)

         10.7  -- Noncompetition Agreement between the Registrant and J.R.
                  Holland, Jr. (filed as Exhibit 10.4 to the Form S-1 and incorporated herein by reference)

      EXHIBIT
       NUMBER                             DESCRIPTION
       ------                             -----------


         10.8  -- Noncompetition Agreement between the Registrant and L. Allen
                  Wheeler (filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference)

         10.9  -- Building Lease Agreement dated May 1, 1994, between Wireless
                  Communications, Inc. and The Federal Building, Inc. (filed as
                  Exhibit 10.15 to the 1994 Form 10-K and incorporated herein by reference)

         10.10 -- Office Lease dated April 10, 1996 between Merit Office
                  Portfolio Limited Partnership and the Registrant for the Registrant's Plano, Texas office (filed as Exhibit 10.1 to the
                  Form 10-Q Quarterly Report for the quarter ended June 30, 1996
                  ("June 1996 Form 10-Q") and incorporated herein by reference)

         10.11 -- Sublease Agreement dated June 14, 1996 between the Registrant and CS Wireless (filed as Exhibit 10.2 to the June 1996 Form
                  10-Q and incorporated herein by reference)

         10.12 -- Cooperative Marketing Agreement between the Registrant and
                  DIRECTV dated November 12, 1997, and the following related agreements between the Registrant and DIRECTV: Transport
                  Agreement, DSS Receiver Support Agreement and Subscriber
                  Payment Agreement (filed as Exhibit 10.16 to the Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1997 (the "1997 Form 10-K") and incorporated herein by reference)

         10.13 -- Heartland Wireless Communications, Inc. Performance Incentive
                  Compensation Plan (filed as Exhibit 10.17 to the 1997 Form
                  10-K and incorporated herein by reference)

         10.14 -- Employment Agreement between the Registrant and Carroll D.
                  McHenry dated as of March 6, 1998 (filed as Exhibit 10.18 to the 1997 Form 10-K and incorporated herein by reference)

         10.15 -- Employment Agreement between the Registrant and J. Curtis
                  Henderson dated as of April 8, 1998 (filed as Exhibit 10.4 to the Registrant's Form 10-Q Quarterly Report for the Quarter ended June 3, 1998 (the "June 1998 Form 10-Q") and incorporated herein by reference)

         10.16 -- Employment Agreement between the Registrant and Marjean
                  Henderson dated as of April 8, 1998 (filed as Exhibit 10.5 to the June 1998 Form 10-Q and incorporated herein by reference)

         10.17 -- Employment Agreement between the Registrant and Alexander R.
                  Padilla dated as of July 13, 1998 (filed as Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1998 and incorporated herein by reference)

        *10.18 -- Employment Agreement between the Registrant and Frank H. Hosea dated as of November 2, 1998

         10.19 -- Non-Qualified Stock Option Agreement between the Registrant and Carroll D. McHenry dated as of January 20, 1998 (filed as
                  Exhibit 10.1 to the March 1998 Form 10-Q and incorporated herein by reference)

         10.20 -- Agreement between DIRECTV and the Registrant dated April 5,
                  1998 (filed as Exhibit 10.1 to the June 1998 Form 10-Q and incorporated herein by reference)

      EXHIBIT
       NUMBER              DESCRIPTION
       ------              -----------

         *21   -- List of Subsidiaries

         *27   -- Financial Data Schedule



------------

* Filed herewith