Form 10-Q
period 1999-03-31
NUCENTRIX BROADBAND NETWORKS INC
filed 1999-05-17
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission file number 0-23694
                                                -------

                       Nucentrix Broadband Networks, Inc.
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
                                                  ------------------------------

                     Heartland Wireless Communications, Inc.
--------------------------------------------------------------------------------

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



                    Class                       Shares Outstanding
                    -----                       as of May 12, 1999
                                                ------------------

        Common Stock, $.001 par value                 10,000,000
                                                ------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (Formerly Heartland Wireless Communications, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         1999                 1998
                                                                                     -----------           -----------
                                                                                     (UNAUDITED)

                                   ASSETS

Current assets:
      Cash and cash equivalents............................................           $   27,590            $  30,676
      Restricted assets - investment in debt securities....................                1,011                1,011
      Subscriber receivables, net of allowance for doubtful accounts of
            $366 in 1999 and $348 in 1998..................................                1,210                1,560
      Other receivables....................................................                2,616                1,312

      Prepaid expenses and other...........................................                1,504                1,563
                                                                                      ----------           ----------
                  Total current assets.....................................               33,931               36,122
                                                                                      ----------           ----------
Systems and equipment, net.................................................               59,513               61,037
License and leased license investment, net ................................               78,088               79,703
Note and lease receivables.................................................                3,763                3,901
Other assets, net..........................................................                5,222                5,269
                                                                                      ----------           ----------
                                                                                      $  180,517           $  186,032
                                                                                      ==========           ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Current liabilities:
      Accounts payable and accrued expenses................................           $   14,805           $   11,915
      Current portion of long-term debt....................................                1,846                2,019
                                                                                      ----------           ----------
                  Total current liabilities................................               16,651               13,934
                                                                                      ----------           ----------
Long-term debt, less current portion.......................................               13,855               14,258
Minority interest in subsidiaries..........................................                  149                  149
Liabilities subject to compromise..........................................              322,781              322,781
Stockholders' equity:
      Common stock, $.001 par value; authorized 50,000,000 shares, issued
        19,795,521 shares..................................................                   20                   20
      Additional paid-in capital...........................................              261,943              261,943
      Accumulated deficit..................................................             (434,524)            (426,695)
      Treasury stock, 13,396 shares, at cost...............................                 (358)                (358)
                                                                                      ----------           ----------
                  Total stockholders' equity...............................             (172,919)            (165,090)
                                                                                      ----------           ----------
Commitments and contingencies..............................................

                                                                                      $  180,517           $  186,032
                                                                                      ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (Formerly Heartland Wireless Communications, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       1999          1998
                                                                     ---------------------
                                                                          (UNAUDITED)

Revenues...................................................          $ 18,086    $  19,099
                                                                     --------    ---------
Operating expenses:
   Systems operations......................................             8,599        9,315
   Selling, general and administrative.....................             9,156        9,126
   Depreciation and amortization...........................             5,953       11,300
                                                                     --------    ---------
     Total operating expenses..............................            23,708       29,741
                                                                     --------    ---------
     Operating loss........................................            (5,622)     (10,642)
                                                                     --------    ---------
Other income (expense):
   Interest income.........................................               423          816
   Interest expense........................................              (321)     (10,000)
   Equity in losses of affiliates..........................                --       (5,376)
   Other expense, net......................................                 2           --
                                                                     --------    ---------
     Total other income (expense)..........................               104      (14,560)
                                                                     --------    ---------
     Loss before reorganization costs......................            (5,518)     (25,202)
   Reorganization costs....................................            (2,311)         --
                                                                     --------    ---------
               Net loss....................................          $ (7,829)   $ (25,202)
                                                                     ========    =========

Net loss per common share - basic and diluted..............          $   (.40)   $   (1.28)
                                                                     ========    =========


Weighted average shares outstanding - basic and diluted....            19,782       19,683
                                                                     --------    ---------


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (Formerly Heartland Wireless Communications, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          1999         1998
                                                                        ---------   ---------
                                                                             (UNAUDITED)


Cash flows from operating activities:
   Net loss..........................................................   $ (7,829)   $(25,202)
   Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
     Depreciation and amortization...................................      5,953      11,300
     Debt accretion and debt issuance cost amortization..............         --       1,506
     Equity in losses of affiliates..................................         --       5,376
     Other...........................................................         --          14
     Changes in assets and liabilities, net of acquisitions:
       Restricted assets.............................................         --        (120)
       Subscriber and other receivables..............................       (954)        577
       Prepaid expenses and other....................................       (158)       (479)
       Accounts payable, accrued expenses and other liabilities......      2,890       8,564
                                                                        ---------   --------
               Net cash provided by (used in) operating activities...        (98)      1,536
                                                                        ---------   --------



Cash flows from investing activities:
   Purchases of systems and equipment...............................      (2,534)     (3,024)
   Expenditures for licenses and leased licenses....................         (16)         --
   Proceeds from note receivable....................................         138          --
                                                                        ---------   --------
               Net cash used in investing activities................      (2,412)     (3,024)
                                                                        ---------   --------

Cash flows from financing activities:
   Payments on short-term borrowings and notes payable..............        (241)       (356)
   Payments on long-term debt.......................................        (335)         --
                                                                        ---------   --------
               Net cash used in financing activities................        (576)       (356)
                                                                        ---------   --------

Net decrease in cash and cash equivalents...........................      (3,086)     (1,844)
Cash and cash equivalents at beginning of period....................      30,676      42,821
                                                                        ---------   --------
Cash and cash equivalents at end of period..........................    $ 27,590    $ 40,977
                                                                        =========   ========

Cash paid for interest..............................................    $    391    $  1,875
                                                                        =========   ========
Cash paid for reorganization costs..................................    $    422          --
                                                                        =========   ========

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

(1)  Description of Business

     Nucentrix Broadband Networks, Inc. (the "Company"), formerly Heartland Wireless Communications, Inc., provides wireless broadband network and multichannel subscription television services using up to 196 megahertz ("MHz") of radio spectrum in the 2.1 gigahertz ("GHz") to 2.7 GHz range, primarily in mid-size and small markets in the central United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum allocated by the Federal Communications Commission ("FCC") as Multichannel Distribution Service ("MDS"), Multichannel Multipoint Distribution Service ("MMDS") and Instructional Television Fixed Service ("ITFS"), in 87 markets. This spectrum collectively is commonly referred to as "MMDS" and, unless otherwise noted, is referred to in this Form 10-Q as MMDS. The Company also leases 20 MHz of Wireless Communications Service ("WCS") spectrum from CS Wireless Systems, Inc. ("CS Wireless") in 19 markets. CS Wireless has agreed to transfer this spectrum to the Company. The closing of this agreement is subject to approval by the Federal Communications Commission ("FCC") and the execution by CS Wireless and the Company of a comprehensive agreement on two-way frequency coordination in adjacent markets.

     Currently, the Company provides multichannel subscription television service in 58 markets, including one market operated under a management arrangement with CS Wireless, pending consummation of an agreement to assign this market to the Company. The Company's offerings include up to 185 digital channels from DIRECTV, Inc. ("DIRECTV") and its distributors in 51 of the 58 markets, in combination with the Company's service or as a stand-alone offering. The Company also provides two-way high-speed Internet access services, through developmental FCC authorizations, primarily to businesses and small offices/home offices ("SOHOs"). The Company currently offers Internet access in Sherman/Denison, Texas and is constructing a similar system in Austin, Texas. The Company, through national independent contractors, also offers technical support, e-mail, Web design and hosting, and domain name registration and maintenance in connection with its high-speed Internet access service.

(2)  Financial Restructuring

     On December 4, 1998, the Company filed a voluntary, prenegotiated Plan of Reorganization (the "Plan" or "Plan of Reorganization") under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code"), with the prepetition support from holders of more than 70% in principal amount of the Company's 13% and 14% Senior Notes (the "Old Senior Notes"). The Plan was approved by all classes of creditors voting on the Plan, and was confirmed by the United States Bankruptcy Court for the District of Delaware on March 15, 1999. The Company emerged from bankruptcy on April 1, 1999 (the "Effective Date").

     Under the Plan, as of the Effective Date, all issued and outstanding common stock, stock options and warrants (collectively, the "Old Common Stock") were canceled, and the Company issued 10 million shares of new common stock, par value $.001 per share ("New Common Stock") and agreed to issue warrants ("Warrants") to purchase 1.1 million shares of New Common Stock at a per share exercise price of $27.63, subject to adjustment in the event of certain sales of stock or assets of the Company. Holders of the Old Senior Notes and holders of the Company's 9% Convertible Notes ("Convertible Notes") received 97% and 3% of the New Common Stock, respectively. The holders of the Convertible Notes also received Warrants to purchase 825,000 shares of New Common Stock.

     Holders of Old Common Stock were granted the right to receive Warrants to purchase 275,000 shares of New Common Stock, subject to certain pending securities litigation claims as set forth in the Plan.

     Accordingly, the Old Senior Notes and Convertible Notes are considered eligible for compromise under the Plan and have been classified as liabilities subject to compromise on the Company's Consolidated Balance Sheet as of March 31, 1999 and December 31, 1998. As of December 4, 1998, the Company discontinued the accrual of interest and amortization of deferred debt issuance costs and discounts to notes payable related to liabilities subject to compromise.

     Liabilities subject to compromise are comprised of the following:


           Old 13% Notes:             Principal Balance           $  115,000
                                      Accrued Interest                16,943
                                      Unamortized Discount            (2,384)
           Old 14% Notes:             Principal Balance              125,000
                                      Accrued Interest                11,083
           Old Convertible Notes:     Principal Balance and
                                      Accreted Interest               57,139
                                                                  ----------
                                                                  $  322,781
                                                                  ==========

     Pursuant to the compromise of the Old Senior Notes and the issuance of New Common Stock, certain tax attributes of the Company must be permanently reduced. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction.") Management is currently considering the impact of alternatives available to the Company in performing this Tax Attribute Reduction, but has not yet concluded which alternative it will select.

     In addition to the permanent Tax Attribute Reduction previously described, the Company must also limit the annual deduction of pre-bankruptcy net operating losses and "built-in-deduction" to an amount no greater than the fair market value of the Company immediately after the restructuring, multiplied by the long term tax exempt rate. This annual limit is currently estimated to be approximately $7.3 million.

     At the present time management is unable to determine how much, if any, pre-bankruptcy net operating losses will be available to offset post-bankruptcy income. In the current quarter, the Company has continued to experience losses and does not believe that the prospective Tax Attribute Reduction will have a material impact on these financial statements.

     The Company adopted Fresh Start Reporting as of the April 1, 1999 Effective Date of the Plan, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") . Fresh Start Reporting results in a new reporting entity with assets and liabilities adjusted to estimated fair value and beginning retained earnings set to zero. Liabilities subject to compromise will also be adjusted to zero in connection with their cancellation under the Plan. (See pro forma financial information at Note 8).

(3)  Liquidity and Capital Resources

     The Company's Condensed Consolidated Financial Statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company anticipates that additional sources of capital will be required to fully implement its long-term business strategy, which includes expanding the use of its spectrum through the delivery of broadband network services, subject to receipt of requisite regulatory approval from the FCC, such as high-speed Internet access and Internet Protocol ("IP") telephony services, as well as the acquisition of additional spectrum in other medium-sized markets in the United States for such use. Accordingly, the Company is evaluating and will continue to evaluate additional sources of capital, including the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements and sales of assets, including operating MMDS subscription television systems and channel rights.

     There can be no assurance that the Company will be able to obtain in a timely manner and on terms satisfactory to the Company additional capital that will be necessary to implement its business strategy. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that allows the Company to continue to operate in the normal course of business at least into 2000. More specifically, this plan would include delaying, reducing or eliminating the launch of new broadband network systems (including high-speed Internet systems), reducing or eliminating new video subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

(4)  Principles of Consolidation

     The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

     On the Effective Date of the Plan of Reorganization, the Company changed its name from Heartland Wireless Communications, Inc. to Nucentrix Broadband Networks, Inc. and restructured its business into four wholly-owned subsidiaries: Nucentrix Internet Services, Inc., Nucentrix Telecom Services, Inc., Nucentrix Spectrum Resources, Inc., and Heartland Cable Television, Inc.

(5)  Interim Financial Information

     In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1998, included in the Company's Form 10-K for the year ended December 31, 1998.

(6)  Net Loss Per Common Share - Basic and Diluted

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the fourth quarter of 1997 as required by this statement. Accordingly, the Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year.

(7)  Segment Reporting

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

(8)  Commitments and Contingencies

     The Company is a co-defendant in two securities actions (one of which is a purported class action). In addition, 14 current and former directors, officers and/or employees of the Company are defendants in a third securities lawsuit, which also is a purported class action. These actions allege, among other things, various violations of federal and state securities laws.

     The Company also is a party to three purported class action lawsuits alleging, among other things, that the Company overcharged its customers for administrative late fees.

     The Company intends to vigorously defend the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to the above-referenced matters, management believes that an adverse outcome with respect to one or more of such proceedings, which exceeds or otherwise is excluded from applicable insurance coverage, could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

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

     The Company has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission, which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums.

(9)  Pro Forma Financial Information (Unaudited)

     The following Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1999 has been prepared to give effect to (1) the Plan of Reorganization as if it had become effective on March 31, 1999, and (2) the application of Fresh Start Reporting.

     The pro forma adjustments are based upon available information and certain adjustments that management believes are reasonable. In the opinion of management, all adjustments have been made that are necessary to present fairly the Pro Forma Information.

                               UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999
                             (DOLLARS IN THOUSANDS )


                                                                      PRO FORMA
                                                   HISTORICAL         ADJUSTMENTS                 PRO FORMA
                                                   ----------         -----------                 ---------


Current assets                                     $  33,931                                         33,931
Systems & equipment, net                              59,513             (2,917)  (B)                56,596
License and leased license investment, net            78,088                                         78,088
Note and lease receivables                             3,763                                          3,763
Other assets, net                                                        (4,750)  (A)
                                                       5,222              3,802   (B)                 4,274
                                                   ---------          ---------                   ---------
                                                   $ 180,517          $  (3,865)                  $ 176,652
                                                   =========          =========                   =========

Current liabilities                                $  16,651                                      $  16,651
Long-term debt, less current portion                  13,855                                         13,855
Minority interest in subsidiaries                        149                                            149
Liabilities subject to compromise                    322,781           (322,781)  (A)                    --

Stockholders' equity(deficit):
     Old common stock                                     20                (20)  (B)                    --
     Additional paid-in capital                      261,943           (261,943)  (B)                    --
     Accumulated deficit                            (434,524)           318,031   (A)                    --
                                                                        116,493   (B)
     Treasury stock - 13,396 shares at cost             (358)               358   (B)                    --
     New common stock                                     --                 10   (B)                    10
     New additional paid-in capital                       --            145,987   (B)               145,987
                                                   ---------          ---------                   ---------
         Total stockholders' equity (deficit)       (172,919)           318,916                     145,997
                                                   ---------          ---------                   ---------
                                                   $ 180,517          $  (3,865)                  $ 176,652
                                                   =========          =========                   =========

     (A) Reflects the discharge of debt and write-off of related debt issuance costs.
     (B) Reflects the issuance of the Company's New Common Stock to the holders of the Old Senior Notes and the Convertible Notes, and the allocation of reorganization value to identifiable tangible and intangible assets, based on the fair value of the assets and the adjustment to eliminate the Company's Old Common Stock and to reset beginning retained earnings of the Company to zero in accordance with Fresh Start Reporting.

         In connection with the Plan of Reorganization, which became effective on April 1, 1999, the Company expects to record an extraordinary gain of approximately $320 million in connection with the discharge of liabilities subject to compromise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

OVERVIEW

         The Company provides wireless broadband network and multichannel subscription television services using up to 196 MHz of radio spectrum in the
2.1 GHz to 2.7 GHz range of the radio spectrum, primarily in mid-size and small markets in the central United States. To date, the Company's principal business has been as a wireless multichannel video programming distributor ("wireless MVPD"), using radio spectrum allocated by the FCC as MMDS, MDS and ITFS spectrum. This spectrum collectively is commonly referred to as "MMDS" and, unless otherwise noted, is referred to in this Form 10-Q as MMDS. The Company also leases 20 MHz of WCS spectrum from CS Wireless in 19 markets. CS Wireless has agreed to transfer this spectrum to the Company. The closing of this agreement is subject to approval by the FCC and the execution by CS Wireless and the Company of a comprehensive agreement on two-way frequency coordination in adjacent markets.

         As a wireless MVPD, the Company provides an average of 25 analog channels of cable television and local broadcast network programming to 58 operating markets in the central United States, including one market operated under a management arrangement with CS Wireless, pending consummation of an agreement to assign this market to the Company. The Company also offers up to 185 channels of digital direct broadcast satellite ("DBS") programming from DIRECTV and its distributors in 51 of its operating markets under cooperative marketing agreements with DIRECTV. In addition to its 58 operating markets, the Company owns the BTA authorization from the FCC, or otherwise has aggregated MMDS channel rights in the 2.1 GHz to 2.7 GHz range, in 29 unconstructed markets. At March 31, 1999, the Company provided wireless multichannel video service to approximately 157,000 subscribers, including approximately 10,000 subscribers who received DIRECTV programming sold by the Company, either alone or in combination with the Company's MMDS programming. The Company is the largest wireless MVPD, in terms of subscribers, in the United States.

         The Company also provides two-way high-speed wireless digital communications services primarily to businesses and small home offices ("SOHOs"). The Company currently offers high-speed Internet access in Sherman/Denison, Texas and is constructing a similar system in Austin, Texas. The Company, through national independent contractors, also offers technical support, e-mail, Web design and hosting and domain name registration and maintenance in connection with its high-speed Internet access business.

         The two-way services provided in Sherman and to be provided in Austin currently are authorized on one MDS channel in each market under one-year "developmental" authorizations from the FCC. FCC regulations prohibit the use of such developmental authorizations for commercial purposes without specific authorization from the FCC. The Company believes, however, that current FCC policy will allow the Company to provide high-speed two-way services to up to 1,000 commercial subscribers in each of these markets. In connection with the FCC's rules on MMDS two-way communications services that were adopted in September 1998, the FCC has stated that it will announce a one-week "filing window" for applications for two-way authorizations. The Company expects the FCC to open this window in the third quarter of 1999, at which time the Company intends to file two-way applications for a number of its markets, including Sherman/Denison and Austin. All such applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in the Company's markets and neighboring markets. All complete applications that have not been opposed within 120 days after the close of the filing window will be granted. Although the Company believes it will be able to file for and receive two-way authorizations to replace its developmental authorizations in Sherman and Austin, there can be no assurance that it will receive such authorizations in these or other markets.

         As used herein, "EBITDA" means earnings before interest, taxes, depreciation and amortization. EBITDA is discussed because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness.

However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. In addition, EBITDA as presented by the Company is not necessarily consistent with the presentation of EBITDA by other companies.

FORWARD LOOKING STATEMENTS

         Certain statements in this report relating to the Company's operating results, and plans and objectives of management for future operations, including plans or objectives relating to the Company's business strategy and financing needs, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). These statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," or "anticipates" or comparable terminology or by discussions of strategy. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including (i) the need for additional financing to fund the Company's build-out and operation of additional wireless broadband systems such as high-speed Internet access systems, (ii) the continued supply of wireless broadband customer premise and transmission equipment for two-way Internet, data and IP telephony services provided over MMDS spectrum, (iii) the ability to obtain two-way authorizations by the FCC for Internet and other wireless broadband services, (iv) business and economic conditions in the Company's existing markets, and (v) competitive products and services, as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

FINANCIAL RESTRUCTURING

         On December 4, 1998, the Company filed a voluntary, prenegotiated Plan of Reorganization and Disclosure Statement ("Disclosure Statement") under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on March 15, 1999, and became effective on April 1, 1999.

         Pursuant to the Plan of Reorganization, on the Effective Date the Old Senior Notes, Convertible Notes and all outstanding shares of Old Common Stock were canceled and (i) in exchange for the Old Senior Notes, the Company distributed pro rata to the holders thereof 9.7 million shares of New Common Stock and (ii) in exchange for the Convertible Notes, the Company distributed pro rata to the holders thereof 300,000 shares of New Common Stock and Warrants to acquire 825,000 shares of Common Stock at a per share exercise price of $27.63, subject to adjustment to between $12.37 and $24.74 in the event of a purchase of all of the Company's New Common Stock or assets for cash and other consideration. The term of the Warrants is eight and one-half years from the Effective Date. No additional shares of Common Stock were distributed by the Company, and the Company currently has outstanding 10 million shares of Common Stock.

         The Company also is obligated under the Plan to issue (i) Warrants to acquire an additional 275,000 shares of New Common Stock, and (ii) up to a maximum of approximately 56,000 shares of New Common Stock to satisfy certain miscellaneous unsecured claims that may be allowed by the Bankruptcy Court, including claims related to contract disputes, lease rejection claims, tort claims (except for personal injury or wrongful death claims) and indemnity claims. The 275,000 Warrants will be allocated first to holders of litigation claims arising from transactions in the Old Senior Notes, to the extent any such claims are allowed by the Bankruptcy Court, second, to the extent any Warrants remain, pro rata among holders of litigation claims arising from transactions in equity securities of the Company, to the extent any such claims are allowed by the Bankruptcy Court, and third, to the extent any Warrants remain, pro rata among holders of Old Common Stock.

         Also under the Plan, the Company's old employee and nonemployee director stock option plans were terminated, and the Company adopted a new Share Incentive Plan ("New Stock Option Plan"). The Company is authorized to grant awards for a total of 900,000 shares of New Common Stock under the New Stock Option Plan. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Recent Events."

NAME CHANGE/BUSINESS UNIT RESTRUCTURING

         On the Effective Date of the Plan, the Company changed its name to Nucentrix Broadband Networks, Inc. and restructured its business into the following four wholly-owned subsidiaries: Nucentrix Internet Services, Inc. ("Nucentrix Internet"), Nucentrix Telecom Services, Inc. ("Nucentrix Telecom"), Nucentrix Spectrum Resources, Inc. ("Nucentrix Spectrum") and Heartland Cable Television, Inc. ("Heartland Cable").

         Nucentrix Internet operates the Company's retail high-speed Internet access business. Nucentrix Telecom was formed to test, develop and operate wireless broadband IP telephony services, including wireless local loop voice services. Nucentrix Spectrum was formed to own the Company's MMDS spectrum rights, including BTA licenses, MMDS channel licenses and leases, and WCS spectrum rights, as well as the Company's wireless transmission facilities and site leases. Heartland Cable operates the Company's existing subscription television business, which will continue to operate under the name Heartland Cable Television(TM).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         Revenues; Subscribers. The Company's revenues consist of monthly fees paid by multichannel video subscribers for basic programming, premium programming, equipment rental and other miscellaneous fees. The Company's revenues for the first quarter of 1999 were $18.1 million, compared to $19.1 million for the first quarter of 1998. At March 31, 1999, the Company had approximately 157,000 subscribers, compared to approximately 175,000 subscribers at March 31, 1998. Although the Company believes it continues to successfully attract a higher quality of subscribers, the number of subscribers has declined since the first quarter of 1998. However, during the same time period, average monthly revenue per subscriber increased to $35.49 in the first quarter of 1999 from $33.47 in the same quarter last year, due to a greater percentage of subscribers purchasing premium packages and pay-per-view services at higher average subscription rates as lower priced packages are replaced with upgraded offerings.

         System Operations Expense. Systems operations expenses include programming costs, channel lease payments, labor and overhead, costs of service calls and churn, transmitter site and tower rentals and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. Systems operations expense was $8.6 million for the first quarter of 1999, versus $9.3 million for the first quarter of 1998. As a percentage of revenues, systems operations expense was 47.5% for the first quarter of 1999, compared to 48.8% for the first quarter of 1998. The decrease in system operations expense was primarily due to lower programming costs and lower service call and disconnect expense as a result of fewer subscribers. In addition, average monthly churn decreased to 2.9% in the first quarter of 1999 from 3.5% in the first quarter of 1998, and service call expense as a percentage of revenue decreased to 3.6% from 4.6% in the prior period.

         Selling, General and Administrative (SG&A) Expense. SG&A expense for the first quarter of 1999 increased to $9.2 million from $9.1 million during the same period in 1998. As a percentage of revenues, SG&A was 50.6% in the first quarter of 1999, compared with 47.8% for the first quarter of 1998, primarily due to lower revenues in 1999 combined with increased expenditures for marketing the Company's Internet services.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheet. Depreciation and amortization expense was $6.0 million for the first quarter of 1999, compared to $11.3 million for the first quarter of 1998. The decrease in depreciation and amortization expense over the periods presented was due to a write down of the related assets to estimated fair market value during 1998, in accordance with Statement of Financial Accounting Standards No. 121.

         Operating Loss. The Company generated operating losses of $5.6 million for the first quarter of 1999, compared to $10.6 million for the first quarter of 1998. The improvement in operating loss was primarily due to lower programming, service call and disconnect expense as well as lower depreciation and amortization resulting from the write down of assets to fair market value in 1998. Consolidated EBITDA was $331,000 for the first quarter of 1999, versus $658,000 for the first quarter of 1998. EBITDA decreased over the periods presented due to lower revenues resulting from fewer subscribers, slightly offset by lower programming costs.

         Interest Income. Interest income was $423,000 during the first quarter of 1999, versus $816,000 for the first quarter of 1998. The decrease in interest income was due to higher interest earnings in the first quarter of 1998 on larger escrowed balances segregated for the payment of interest on the old Senior Notes and higher average cash bank balances.

         Interest Expense. The Company incurred interest expense of $321,000 during the first quarter of 1999, compared to $10.0 million during the first quarter of 1998. Interest expense decreased in 1999 because the Company discontinued the accrual of interest and the amortization of deferred debt issuance costs on its Old Senior Notes and Convertible Notes upon filing its voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998.

         Equity in Losses of Affiliates. During the quarter ended March 31, 1998, the Company owned approximately 20% of the outstanding common stock of Wireless One, Inc. ("Wireless One") and approximately 36% of the outstanding common stock of CS Wireless. The Company had equity in losses of affiliates of $5.4 million for the first quarter of 1998 and zero during the first quarter of 1999. Losses recorded for Wireless One reduced the Company's investment balance to zero in November 1997. The Company continued to record losses from CS Wireless during the first quarter of 1998. During the second quarter of 1998, the Company wrote off $6.8 million of its excess cost in CS Wireless and then wrote off its remaining investment balance of $11.7 million during the third quarter of 1998 based on losses incurred by CS Wireless. In December 1998, the Company sold its 36% equity interest in CS Wireless to CAI Wireless Systems, Inc. Accordingly, no losses from affiliates were recorded in 1999.

         Reorganization Costs. During the first quarter of 1999, the Company incurred $2.3 million in expenses related to its reorganization under Chapter
11. These costs were for financial and legal advisors, accountants and administrative costs.

         Net Loss. The Company has recorded net losses since inception. The Company incurred net losses of $7.8 million, or $.40 per basic and diluted common share, during the first quarter of 1999, compared to $25.2 million, or $1.28 per basic and diluted common share during the first quarter of 1998.

BALANCE SHEET

         Other Receivables. Other receivables increased from $1.3 million at December 31, 1998 to $2.6 million at March 31, 1999. This increase included receivables from Direct Satellite Service ("DSS") providers for various contractual subsidies.

         Current Liabilities. Accounts payable and accrued liabilities increased by $2.9 million from December 31, 1998 to March 31, 1999, primarily due to amounts accrued for reorganization costs and the timing of payments for DSS equipment purchases used to provide DIRECTV DBS programming.

LIQUIDITY AND CAPITAL RESOURCES

         The wireless broadband network business is capital-intensive. Since inception, the Company has expended funds to lease or otherwise acquire MMDS channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. The Company's primary sources of capital have been from subscription fees, debt financing, the sale of common stock and the sale of MMDS channel rights that were not part of the Company's strategic plan. The growth of the Company's business will require substantial investment in capital expenditures for the development and launch of wireless broadband services such as high-speed Internet services and IP telephony services. The recent approval by the FCC of flexible two-way use of the Company's spectrum has made available new applications such as high-speed two-way data and fixed wireless local-loop telephony services that the Company believes are necessary to maximize the value of its broadband spectrum, but that will require additional capital resources to develop and implement.

         The Company estimates that a launch of a new wireless broadband network system providing high-speed Internet access and multichannel video services in a typical market will involve an initial expenditure of approximately $850,000 to $1.0 million for transmission equipment and tower construction, depending upon the type and sophistication of the equipment and whether the Company is required to construct a transmission tower. The Company believes that incremental headend costs to launch an Internet service business in one of the Company's existing systems will be $200,000 to $400,000. In addition, incremental costs of approximately $465 per Single Family Unit ("SFU") MMDS video subscriber, $343 per DIRECTV-MMDS combination video subscriber and $1,100 per medium-sized business Internet subscriber (up to 20 PCs), which may be partially offset by installation and/or other up-front charges, for equipment, labor, overhead charges and direct commission are required. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

         Cash used in operations was $98,000 during the first quarter of 1999 compared to cash provided by operations of $1.5 million during the first quarter of 1998. This was primarily due to lower revenues resulting from fewer subscribers, slightly offset by lower programming costs.

         Cash used in investing activities decreased to $2.4 million during the first quarter of 1999 from $3.0 million during the same period in 1998. This decrease was primarily due to lower capital expenditures resulting from fewer subscriber installs in the first quarter of 1999, combined with tower equipment purchases in 1998 related to channel construction in certain markets.

         Net cash used in financing activities was $576,000 during the first quarter of 1999 and $356,000 in the first quarter of 1998. This increase was due to the commencement of quarterly principal payments on the Company's $15.1 million in debt incurred in connection with the acquisition of BTAs, beginning in the fourth quarter of 1998.

         At May 3, 1999, the Company had approximately $24.0 million of unrestricted cash and cash equivalents and $1.0 million in restricted cash representing collateral securing various outstanding letters of credit to certain vendors of the Company.

FUTURE CASH REQUIREMENTS

         During 1999, the Company intends to implement a new business plan, subject to obtaining timely financing on acceptable terms and conditions and subject to the emergence of one or more national manufacturers of wireless broadband customer premise and transmission equipment for two-way Internet, data and IP telephony services provided over MMDS spectrum. This plan consists of (1) launching high-speed Internet access service to small and mid-size businesses in at least 20 markets by the end of 2001, (2) increasing the Company's geographic scope for wireless broadband network service by acquisitions or business combinations, (3) pursuing financing alternatives to allow the Company to develop and launch high-speed Internet access and other wireless broadband network services in 1999 and beyond and (4) moderately growing the subscriber base in the Company's multichannel video business which, coupled with anticipated improvements in operating costs, would provide revenues sufficient to cover substantially all operating costs of the multichannel video business (excluding certain unallocated corporate overhead) while the Company develops and expands other wireless broadband businesses.

         Despite the Company's efforts to conserve capital and the improvement in its EBITDA since the second half of 1997 (excluding restructuring costs), the Company does not expect to generate sufficient cash flow to fully implement its business strategy without raising additional capital. Accordingly, the growth of the Company's revenue base and the implementation of its business strategy is subject to and dependent upon obtaining additional capital on terms and conditions acceptable to the Company and in a timely manner. Options for obtaining such capital include the sale or exchange of debt or equity securities, borrowings under secured or unsecured loan arrangements and sales of assets including MMDS subscription systems and channel rights.

         There can be no assurance that the Company will be able to obtain capital in a timely manner and on terms satisfactory to the Company that will be necessary to implement its business strategy and grow the Company's revenue base. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that would allow the Company to continue operating in the normal course of business at least into 2000. More specifically, this plan would include delaying, reducing or eliminating the launch of new wireless broadband network systems (including high-speed Internet access systems), reducing or eliminating new video subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

         Pursuant to the compromise of the Old Senior Notes and the issuance of New Common Stock, certain tax attributes of the Company must be permanently reduced. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock. Management is currently considering the impact of alternatives available to the Company in performing this Tax Attribute Reduction, but has not yet concluded which alternative it will select.

         In addition to the permanent Tax Attribute Reduction previously described, the Company must also limit the annual deduction of pre-bankruptcy net operating losses and "built-in-deduction" to an amount no greater than the fair market value of the Company immediately after the restructuring, multiplied by the long term tax exempt rate. This annual limit is currently estimated to be approximately $7.3 million.

         At the present time management is unable to determine how much, if any, pre-bankruptcy net operating losses will be available to offset post-bankruptcy income. In the current quarter, the Company has continued to experience losses and does not believe that prospective Tax Attribute Reduction will have a material impact on these financial statements.

         The Company adopted Fresh Start Reporting as of the April 1, 1999 Effective Date of the Plan, in accordance with SOP 90-7. Fresh Start Reporting results in a new reporting entity with assets and liabilities adjusted estimated to fair value and beginning retained earnings set to zero. Liabilities subject to compromise will also be adjusted to zero in connection with their cancellation under the Plan.

CHANGES IN METHOD FOR REPORTING SUBSCRIBERS

         Periodically, the Company may implement price increases or create new program offerings that upgrade its basic program price structure. Upon such occurrence, the Company also may update its methodology for reporting subscribers in multiple dwelling units ("MDUs") who are billed in bulk to the MDU owner. These "bulk" MDU subscribers are converted to single family unit ("SFU") subscribers for reporting purposes using an equivalent basic unit ("EBU") rate that corresponds to the Company's most utilized current pricing tier for basic programming for SFU subscribers. This rate is divided into the total revenue from bulk subscribers to get an "equivalent" number of subscribers for reporting purposes. Consequently, when this rate is increased, the number of equivalent subscribers will change and normally decrease. The following EBU rate revisions occurred during the periods presented herein.

         Effective March 31, 1998, the Company's EBU rate was increased to $24.99, resulting in a decrease of approximately 4,000 reported video subscribers. On November 1, 1998, in conjunction with the Company's first system-wide price increase, the EBU rate was increased to $26.99, resulting in a decrease of approximately 600 reported video subscribers.

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

         The Company recognizes the need to remediate and test its mission-critical systems to ensure that individually, the systems are Year 2000 compliant and that collectively, they inter-operate in a manner that ensures Year 2000 functionality.

         The Company has evaluated its systems and identified the following systems and functions as mission critical:

         o Headend equipment/addressable systems (related to receipt and transmission of video programming)
         o  Billing and collection systems
         o  Telecommunications systems in customer service facility

         Headend Equipment/Addressable Systems. The Company has completed the evaluation of these systems and has identified certain non-compliant features which are being remediated through software and hardware upgrades, including all hardware related to satellite relays which are date sensitive. Upgrade installation and testing are expected to be substantially complete by August 31, 1999.

         Billing and Collection Systems. The Company has verified Year 2000 compliance with its billing and collections software vendor and will perform additional testing as needed, which the Company expects to be substantially complete by August 31, 1999.

         Telecommunications System in Customer Care Facility. The Company is upgrading its telecommunications system software to be Year 2000 compliant and has obtained documentation from the software supplier verifying Year 2000 compliance. Testing in this area is expected to be substantially complete by July 31, 1999.

         The Company's most likely worst case scenario is a temporary inability to produce and send invoices and transmit video programming. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available.

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

RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 will not have an impact on the Company's results of operations, financial position or cash flow.

RECENT EVENTS

         Effective April 1, 1999 and in accordance with the Company's Plan of Reorganization, the Company adopted a new 1999 First Amended and Restated Share Incentive Plan (the "New Stock Option Plan"). Under the New Stock Option Plan, a total of 900,000 shares of New Common Stock have been reserved for issuance. As of the Effective Date, Options to acquire 807,000 shares of New Common Stock had been granted to management, other key employees and non-employee directors of the Company.

         The exercise price of Options granted as of the Effective Date is $12.50 per share of New Common Stock. Options granted after the Effective Date will be exercisable at a minimum of 100% of the fair market value of the New Common Stock on the date of grant. Options will be exercisable at such time(s) and subject to such terms and conditions as shall be determined by the Compensation Committee. The Options will immediately vest and become exercisable upon a "change in control" of the Company, as defined in the New Stock Option Plan.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt. The Company's long-term debt not subject to compromise, which consists primarily of $15.1 million relating to the acquisition of certain BTAs in March 1996, bears a fixed interest rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         On December 4, 1998, the Company filed a Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On March 15, 1999, the Bankruptcy Court confirmed the Plan, and the Company emerged from Chapter 11 on April 1, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Restructuring."

         The Company is a co-defendant in two securities actions, one of which is a purported class action. In addition, 14 current and former directors, officers and/or employees of the Company are defendants in a third securities lawsuit, which also is a purported class action. These actions allege, among other things, various violations of federal and state securities laws. These actions were filed before the Effective Date of the Company's Plan of Reorganization.

         The Company also is a party to three purported class action lawsuits alleging, among other things, that the Company overcharged its customers for administrative late fees.

         The Company intends to vigorously defend the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to the above-referenced matters, management believes that an adverse outcome with respect to one or more of such proceedings, which exceeds or otherwise is excluded from applicable insurance coverage, could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

         For additional information on the above-referenced legal proceedings, see "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         As discussed above in this Form 10-Q, the Company emerged from a proceeding under Chapter 11 of the U.S. Bankruptcy Code on April 1, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Restructuring."

         Pursuant to the Plan, the Company amended and restated its Certificate of Incorporation (the "Restated Certificate") to provide for the authorization of 30 million shares of New Common Stock and 15 million shares of preferred stock. In connection with the Plan, on the Effective Date all Old Common Stock was canceled and the Company issued 10 million shares of New Common Stock to holders of Old Senior Notes and Convertible Notes. The Company may issue additional shares of New Common Stock pursuant to the exercise of Warrants or awards under the Company's New Stock Option Plan, or in satisfaction of Class 3 Claims under the Company's Plan of Reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Restructuring." The rights of holders of New Common Stock under the Restated Certificate are not materially different from the rights of holders of Old Common Stock under the Company's prior Certificate of Incorporation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a)      EXHIBITS

        *3.1             Amended and Restated Certificate of Incorporation of
                         Heartland Wireless Communications, Inc. (filed with the
                         Secretary of State for State of Delaware on April 1,
                         1999).

        *3.2             Restated Bylaws of Nucentrix Broadband Networks, Inc.
                         (effective April 1, 1999).

        *10.1 Nucentrix Broadband Networks, Inc. Warrant Agreement dated as of April 1, 1999.

        *27              Financial Data Schedule

---------------------
*Filed herewith.

         (b)      REPORTS ON FORM 8-K

         During the first quarter of the fiscal year ended March 31, 1999, the Company filed the following reports on Form 8-K:

         (1) Current Report on Form 8-K dated January 19, 1999 with respect to the entry of an order by the U.S. Bankruptcy Court for the District of Delaware approving the Company's Disclosure Statement, form of ballots and proposed solicitation and tabulation procedures, fixing the date, time and place for a hearing to consider confirmation of the Company's Plan of Reorganization and prescribing the form and manner of notice thereof. This Form 8-K included the final form of the Company's Plan of Reorganization and Disclosure Statement.

         (2) Current Report on Form 8-K dated March 15, 1999 with respect to the confirmation of the Company's Plan of Reorganization filed under Chapter 11 of the U.S. Bankruptcy Code, and a summary of the material features of the Plan of Reorganization.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1999       NUCENTRIX BROADBAND NETWORKS, INC.



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

                                Index to Exhibits



Exhibit
Number            Description
-------           -----------


3.1               Amended and Restated Certificate of Incorporation of Heartland
                  Wireless Communications, Inc. (filed with the Secretary of
                  State for State of Delaware on April 1, 1999).

3.2               Restated Bylaws of Nucentrix Broadband Networks, Inc.
                  (effective April 1, 1999).

10.1 Nucentrix Broadband Networks, Inc. Warrant Agreement dated as of April 1, 1999.

27                Financial Data Schedule