Form 10-Q
period 1999-06-30
NUCENTRIX BROADBAND NETWORKS INC
filed 1999-08-13
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                       Commission file number   0-23694
                                              ----------

                       Nucentrix Broadband Networks, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                            73-1435149
-------------------------------------------------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)


200 Chisholm Place, Suite 200, Plano, Texas               75075
-------------------------------------------------------------------------------
  (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code    (972) 423-9494
                                                   ----------------------------

                                      N/A
-------------------------------------------------------------------------------

               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

         Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Shares Outstanding
                 Class                      as of August 6, 1999
                 -----                      --------------------
     Common Stock, $.001 par value               10,057,460

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             SUCCESSOR (NOTE 2)   PREDECESSOR (NOTE 2)
                                                                              ----------------      ----------------
                                                                                   JUNE 30,           DECEMBER 31,
                                                                                    1999                  1998
                                                                              ----------------      ----------------
                                                                                (unaudited)
Current assets:
        Cash and cash equivalents                                             $         26,820      $         30,676
        Restricted assets - investment in debt securities                                  785                 1,011
        Subscriber receivables, net of allowance for
          doubtful accounts of $445 and $348, respectively                               1,195                 1,560
        Other receivables                                                                1,495                 1,312
        Prepaid expenses and other                                                       1,380                 1,563
                                                                              ----------------      ----------------
                  Total current assets                                                  31,675                36,122

Systems and equipment, net                                                              55,548                61,037
License and leased license investment, net                                              76,455                79,703
Note and lease receivables                                                               3,374                 3,901
Other assets, net                                                                        3,747                 5,269
                                                                              ----------------      ----------------
                  Total assets                                                $        170,799      $        186,032
                                                                              ================      ================

Liabilities not subject to compromise:
Current liabilities:
        Accounts payable and accrued expenses                                 $         14,032      $         11,915
        Current portion of long-term debt                                                1,790                 2,019
                                                                              ----------------      ----------------
                  Total current liabilities                                             15,822                13,934
                                                                              ----------------      ----------------

Long-term debt, less current portion                                                    13,411                14,258
Minority interest in subsidiaries                                                          149                   149

Liabilities subject to compromise                                                           --               322,781

Stockholders' equity:
        Common stock, $.001 par value; authorized
          50,000,000 shares, 19,795,521 shares outstanding at
          December 31, 1998, all canceled as of April 1, 1999                               --                    20

        Common stock, $.001 par value; authorized
          30,000,000 shares, 10,046,960 shares outstanding as
          of June 30, 1999                                                                  10                    --
        Preferred stock, $.01 par value; 15,000,000 shares
          authorized; none issued                                                           --                    --
        Additional paid-in capital                                                     146,512               261,943
        Accumulated deficit                                                             (5,105)             (426,695)
        Treasury stock, at cost, 13,396 shares at December 31, 1998,
           all canceled as of April 1, 1999                                                 --                  (358)
                                                                              ----------------      ----------------
                  Total stockholders' equity                                           141,417              (165,090)
                                                                              ----------------      ----------------
Commitments and contingencies (note 7)                                        $        170,799      $        186,032
                                                                              ================      ================


     See accompanying notes to condensed consolidated financial statements.

                       NUCENTRIX BROADBAND NETWORKS, INC.
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     Successor (note 2)          Predecessor (note 2)
                                                      --------------      ---------------------------------
                                                        Period from                              Three
                                                     Effective Date to                        Months Ended
                                                         June 30,                              June 30,
                                                           1999           Effective Date         1998
                                                      --------------      --------------     --------------
REVENUES                                              $       16,811      $           --     $       18,622
                                                      --------------      --------------     --------------
OPERATING EXPENSES:
     System operations                                         8,187                  --              8,969
     Selling, general and administrative                       8,852                  --              8,862
     Depreciation and amortization                             5,493                  --             11,153
     Impairment of undeveloped licenses                           --                  --             17,696
                                                      --------------      --------------     --------------
        Total operating expenses                              22,532                  --             46,680
                                                      --------------      --------------     --------------
        Operating loss                                        (5,721)                 --            (28,058)
OTHER INCOME (EXPENSE):
     Interest income                                             368                  --                675
     Interest expense                                           (309)                 --             (9,965)
     Equity in losses of affiliates                               --                  --            (13,283)
     Other income (expense), net                                 700                  --                (10)
                                                      --------------      --------------     --------------
        Total other income (expense)                             759                  --            (22,583)
                                                      --------------      --------------     --------------
        Loss before reorganization costs
          and extraordinary item                              (4,962)                 --            (50,641)
     Reorganization costs                                       (143)                 --                 --
                                                      --------------      --------------     --------------
        Loss before extraordinary item                        (5,105)                 --            (50,641)
     Extraordinary item:                                          --
        Gain on debt forgiveness                                  --             173,783                 --
                                                      --------------      --------------     --------------
NET INCOME (LOSS)                                     $       (5,105)     $      173,783     $      (50,641)
                                                      ==============      ==============     ==============
BASIC AND DILUTED NET LOSS PER NEW COMMON SHARE       $        (0.51)                N/A                N/A
                                                      ==============      ==============     ==============
     WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                 10,009,000
                                                      ==============

                                                     Successor (note 2)          Predecessor (note 2)
                                                       --------------      ----------------------------------
                                                         Period from        Period from             Six
                                                      Effective Date to  January 1, 1999 to        Months
                                                          June 30,           Effective         Ended June 30,
                                                            1999                Date                1998
                                                       --------------      --------------      --------------
REVENUES                                               $       16,811      $       18,086      $       37,721
                                                       --------------      --------------      --------------
OPERATING EXPENSES:
     System operations                                          8,187               8,599              18,284
     Selling, general and administrative                        8,852               9,156              17,988
     Depreciation and amortization                              5,493               5,953              22,453
     Impairment of undeveloped licenses                            --                  --              17,696
                                                       --------------      --------------      --------------
        Total operating expenses                               22,532              23,708              76,421
                                                       --------------      --------------      --------------
        Operating loss                                         (5,721)             (5,622)            (38,700)
OTHER INCOME (EXPENSE):
     Interest income                                              368                 423               1,491
     Interest expense                                            (309)               (321)            (19,965)
     Equity in losses of affiliates                                --                  --             (18,659)
     Other income (expense), net                                  700                   2                 (10)
                                                       --------------      --------------      --------------
        Total other income (expense)                              759                 104             (37,143)
                                                       --------------      --------------      --------------
        Loss before reorganization costs
          and extraordinary item                               (4,962)             (5,518)            (75,843)
     Reorganization costs                                        (143)             (2,311)                 --
                                                       --------------      --------------      --------------
        Loss before extraordinary item                         (5,105)             (7,829)            (75,843)
     Extraordinary item:
        Gain on debt forgiveness                                   --             173,783                  --
                                                       --------------      --------------      --------------
NET INCOME (LOSS)                                      $       (5,105)     $      165,954      $      (75,843)
                                                       ==============      ==============      ==============
BASIC AND DILUTED NET LOSS PER NEW COMMON SHARE        $        (0.51)                N/A                 N/A
                                                       ==============      ==============      ==============
     WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                  10,009,000
                                                       ==============


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SUCCESSOR (NOTE 2)           PREDECESSOR (NOTE 2)
                                                                 --------------      ----------------------------------
                                                                                     PERIOD FROM
                                                                  PERIOD FROM       JANUARY 1, 1999
                                                               EFFECTIVE DATE TO           TO          SIX MONTHS ENDED
                                                                 JUNE 30, 1999       EFFECTIVE DATE      JUNE 30, 1998
                                                                 --------------      --------------      --------------
Cash flows from operating activities:
  Net income (loss)                                              $       (5,105)     $      165,954      $      (75,843)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Extraordinary gain on debt forgiveness                                   --            (173,783)                 --
    Depreciation and amortization                                         5,493               5,953              22,453
    Debt accretion and debt issuance cost amortization                       --                  --               3,270
    Equity in losses of affiliates                                           --                  --              18,659
    Impairment of undeveloped licenses                                       --                  --              17,696
    Other                                                                    --                  --                  45
    Changes in assets and liabilities:
      Restricted assets - investment in debt securities                     226                  --                  --
      Subscriber and other receivables                                    1,136                (954)                364
      Prepaid expenses and other                                            305                (158)             (1,692)
      Accounts payable and accrued expenses                                (773)              2,890               8,784
                                                                 --------------      --------------      --------------
        Net cash provided by (used in) operating activities               1,282                 (98)             (6,264)
                                                                 --------------      --------------      --------------

Cash flows from investing activities:
  Purchases of systems and equipment                                     (2,155)             (2,534)             (6,271)
  Proceeds from sale of debt securities                                      --                  --               8,731
  Proceeds from note and lease receivables                                   78                 138                  --
  Other                                                                      --                 (16)                 --
                                                                 --------------      --------------      --------------
        Net cash provided by (used in) investing activities              (2,077)             (2,412)              2,460
                                                                 --------------      --------------      --------------

Cash flows from financing activities:
  Payments on short-term borrowings and notes payable                      (157)               (241)               (614)
  Payments on long-term debt                                               (343)               (335)                 --
  Proceeds from exercise of stock options                                   525                  --                  --
                                                                 --------------      --------------      --------------
        Net cash provided by (used in) financing activities                  25                (576)               (614)
                                                                 --------------      --------------      --------------
Net decrease in cash and cash equivalents                                  (770)             (3,086)             (4,418)
Cash and cash equivalents at beginning of period                         27,590              30,676              42,821
                                                                 --------------      --------------      --------------
Cash and cash equivalents at end of period                       $       26,820      $       27,590      $       38,403
                                                                 ==============      ==============      ==============
Cash paid for interest                                           $          220      $          391      $        9,610
                                                                 ==============      ==============      ==============


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


(1)      Description of Business

         Nucentrix Broadband Networks, Inc. (the "Company"), formerly Heartland Wireless Communications, Inc., provides wireless broadband network and multichannel subscription television services using up to 196 megahertz ("MHz") of radio spectrum in the 2.1 gigahertz ("GHz") to 2.7 GHz range, primarily in medium and small markets in the central United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum allocated by the Federal Communications Commission ("FCC") as Multichannel Multipoint Distribution Service ("MMDS"), Multipoint Distribution Service ("MDS") and Instructional Television Fixed Service ("ITFS"), in 87 markets. This spectrum collectively is commonly referred to as "MMDS" and, unless otherwise noted, is referred to in this Form 10-Q as MMDS. The Company also leases 20 MHz of Wireless Communications Service ("WCS") spectrum from CS Wireless Systems, Inc. ("CS Wireless") in 19 markets.

         The Company provides two-way high-speed Internet access services, primarily to businesses and small offices/home offices ("SOHOs"). The Company currently offers Internet access in Austin and Sherman/Denison, Texas. The Company also provides multichannel subscription television service in 58 markets, including one market operated under a management arrangement with CS Wireless. The Company's video offerings include its own service in 58 markets and up to 185 digital channels from DIRECTV, Inc. ("DIRECTV") and its distributors in 51 of the 58 markets, in combination with the Company's service or as a stand-alone offering. At July 31, 1999, the Company provided multichannel video service to approximately 156,000 subscribers, including approximately 19,000 subscribers who received DIRECTV programming sold and serviced by Heartland Cable Television, Inc., a wholly-owned subsidiary.


(2)      Chapter 11 Reorganization

         On December 4, 1998, the Company filed a voluntary, pre-negotiated Plan of Reorganization (the "Plan" or "Plan of Reorganization") under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 1999, the Bankruptcy Court confirmed the Plan, and the Company emerged from Chapter 11 on April 1, 1999 (the "Effective Date").

         The Company adopted Fresh Start Reporting as of the Effective Date, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") . Fresh Start Reporting results in a new reporting entity with assets and liabilities adjusted to estimated fair value and beginning retained earnings set to zero. Liabilities subject to compromise are adjusted to zero in connection with their cancellation under the Plan. The effects of the Plan and the application of Fresh Start Reporting on the Company's condensed consolidated balance sheet at the Effective Date, are as follows:

                                                        PREDECESSOR BASIS    FRESH START REPORTING      SUCCESSOR BASIS
                                                          EFFECTIVE DATE          ADJUSTMENTS           EFFECTIVE DATE
                                                          --------------         --------------         --------------
                                                                                 (In thousands)
Current assets                                            $       33,931                                $       33,931

Systems & equipment, net                                          59,513                 (2,917)(B)             56,596
License and leased license investment, net                        78,088                                        78,088
Note and lease receivables                                         3,763                                         3,763
Other assets, net                                                                        (4,750)(A)
                                                                   5,222                  3,802 (B)              4,274
                                                          --------------         --------------         --------------
                                                          $      180,517         $       (3,865)        $      176,652
                                                          ==============         ==============         ==============

Current liabilities                                       $       16,651                                $       16,651

Long-term debt, less current portion                              13,855                                        13,855
Minority interest in subsidiaries                                    149                                           149
Liabilities subject to compromise                                322,781         $     (322,781)(A)                 --

Stockholders' equity (deficit):
    Old common stock                                                  20                    (20)(B)                 --
    Additional paid-in capital                                   261,943               (261,943)(B)                 --
    Accumulated deficit                                         (434,524)               318,031 (A)                 --
    Treasury stock - 13,396 shares at cost                          (358)               116,493 (B)                 --
    New common stock                                                  --                    358 (B)                 --
    New preferred stock                                               --                     10 (B)                 10
    New additional paid-in capital                                    --                145,987 (B)            145,987
                                                          --------------         --------------         --------------

            Total stockholders' equity (deficit)                (172,919)               318,916                145,997
                                                          --------------         --------------         --------------

                                                          $      180,517         $       (3,865)        $      176,652
                                                          ==============         ==============         ==============


    (A) Reflects the discharge of debt (liabilities subject to compromise) and write-off of related unamortized debt discounts and debt issuance costs.

    (B) Reflects the issuance of new shares of the Company's common stock to the holders of senior notes and convertible notes, and the allocation of reorganization value to identifiable tangible and intangible assets, based on the estimated fair value of the assets, and the adjustment to eliminate the Company's common stock outstanding as of the Effective Date (which was canceled pursuant to the Plan) and to reset beginning retained earnings of the Company to zero in accordance with Fresh Start Reporting.

         As a result of the application of Fresh Start Reporting, financial information in the accompanying unaudited condensed consolidated financial statements as of June 30, 1999, and for the period from the Effective Date to June 30, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of December 31, 1998, and for the three and six months ended June 30, 1998, and for the period January 1, 1999, to the Effective Date (the "Predecessor Period"), and therefore such information is not comparable. The Predecessor Period includes operations through March 31, 1999 plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations for the Effective Date through June 30, 1999.

         As a result of the cancellation of the senior notes and convertible notes and common stock outstanding at the Effective Date, and the issuance of new shares of common stock and warrants in accordance with the Plan, certain tax attributes of the Company must be permanently reduced. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). Management is currently considering the impact of alternatives available to the Company in performing this Tax Attribute Reduction, but has not yet concluded which alternative it will select. Accordingly, amounts allocated to the Successor assets and liabilities at the Effective Date may be revised and such revisions could be material. Management will endeavor to select that Tax Attribute Reduction alternative which will best meet its business objectives and maximize future tax benefits. The cancellation of debt will not be treated as taxable income under any of the alternatives.

         In addition to the permanent Tax Attribute Reduction, the Company must also limit the annual deduction of pre-bankruptcy net operating losses and "built-in-deductions" to an amount no greater than the fair market value of the Company immediately after the restructuring, multiplied by the long-term tax exempt rate. This annual limit is currently estimated to be approximately $7.3 million.

         At the present time management has not yet determined how much, if any, pre-bankruptcy net operating losses will be available to offset post-bankruptcy income. In the current quarter, the Company has continued to experience losses and does not believe that the prospective Tax Attribute Reduction will have a material impact on the Company's condensed consolidated financial statements.

         In connection with the Plan, the Company recorded an extraordinary gain of approximately $174 million related to the discharge of liabilities subject to compromise. This extraordinary gain is not taxable to the Company pursuant to Federal income tax law because it arose in connection with the Company's recapitalization in connection with Chapter 11 of the U.S. Bankruptcy Code. It will, however, result in an as yet unmeasured permanent Tax Attribute Reduction.

(3)      Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company anticipates that additional sources of capital will be required to fully implement its long-term business strategy, which includes expanding its wireless broadband network services and pursuing acquisitions and alliances. On August 4, 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the proposed offering by the Company of 2 million shares of common stock. The Company also granted the underwriters an option to purchase an additional 300,000 shares solely to cover overallotments, if any. If the Company consummates the offering, management expects the proceeds of the offering, cash on hand and cash generated by operations will be sufficient to fund operations and capital requirements until at least the end of 2001. The Company may be required to seek additional sources of capital if its operating assumptions prove to be inaccurate, if it consummates significant acquisitions or alliances or accelerates the implementation of its business strategy, or if the common stock offering is not consummated.

         There can be no assurance that the Company will be able to consummate its proposed common stock offering or otherwise obtain the additional capital that will be necessary to implement its business strategy. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that allows the Company to continue to operate in the normal course of business at least through June 30, 2000. More specifically, this plan would include delaying, reducing or eliminating the launch of new wireless broadband network systems (including high-speed Internet systems), reducing or eliminating new video subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

(4)      Principles of Consolidation

         The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

(5)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of June 30, 1999 and the results of operations and cash flows for the period from January 1, 1999 to the Effective Date, the Effective Date to June 30, 1999 and the three and six months ended June 30, 1998. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1998, included in the Company's Form 10-K for the year ended December 31, 1998.

(6)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Common stock options (and other potentially dilutive equity securities) have not been included in the calculation of diluted loss per share as their effects are antidilutive. Earnings per share information has not been presented for the Predecessor Period as the Company was recapitalized on the Effective Date, in connection with the Plan, and accordingly, per share amounts are not comparable between the Predecessor and Successor Periods.

(7)      Commitments and Contingencies

         At June 30, 1999, the Company and certain of its former directors and officers, to whom the Company may have indemnity obligations, were co-defendants in one securities lawsuit with two plaintiffs, and two purported securities class action lawsuits. See Part II, Item 1 "Legal Proceedings." These actions allege, among other things, various violations of federal and state securities laws. The Company also was a party to three purported class action lawsuits alleging, among other things, that the Company overcharged its customers for administrative late fees.

         On July 8, 1999, the securities lawsuit involving two plaintiffs was dismissed without prejudice for the second time for plaintiffs' failure to state a claim. The court again granted plaintiffs permission to file an amended complaint, which must be filed on or before August 23, 1999. On July 12, 1999, the plaintiff in one of the two remaining purported securities class action lawsuits voluntarily dismissed the lawsuit against all defendants, without prejudice.

         On July 15, 1999, the court in one of the three purported late fee class action lawsuits granted plaintiff's motion for non-suit and dismissed all claims against Nucentrix. In addition, on July 22, 1999, the Company notified the plaintiff and the court in one of the two remaining purported late fee class action lawsuits that the Company intended to request the Bankruptcy Court to permanently enjoin and dismiss this matter because of the plaintiff's failure to file a proof of claim in the Company's Chapter 11 proceedings.

         The Company intends to vigorously defend the above matters that remain pending. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company is also a party to other legal proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration of amounts recorded in the accompanying consolidated financial statements, the ultimate effects of such other matters are not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

         The Company has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission, which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums.

(8)      NASDAQ Listing

         On August 10, 1999, the Nasdaq - Amex Market Group approved the Company's application to list its common stock on the Nasdaq National Market. The Nasdaq National Market began listing the Company's common stock on August 12, 1999, under the symbol "NCNX."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

         The Company provides wireless broadband, or high capacity, network and multichannel subscription television services using up to 196 MHz of radio spectrum in the 2.1 GHz to 2.7 GHz range, primarily in medium and small markets in the central United States. The Company owns the BTA, or otherwise licenses or leases MMDS, MDS and ITFS spectrum in 87 markets. The Company also leases 20 MHz of WCS spectrum from CS Wireless in 19 markets. CS Wireless has agreed to transfer this spectrum to the Company. The closing of this agreement is subject to approval by the FCC and the execution by CS Wireless and the Company of a comprehensive agreement on two-way frequency coordination in adjacent markets.

         Historically, the Company has used its spectrum to provide wireless multichannel subscription television services, commonly referred to as "wireless cable." Through the Company's wholly-owned subsidiary, Heartland Cable Television, Inc. ("Heartland Cable"), the Company currently is the largest operator of wireless cable systems in the United States, in terms of subscribers. Going forward, the Company's goal is to became a leading provider of wireless broadband services in its markets, while expanding into additional medium-sized markets through acquisition of additional MMDS spectrum licenses. The Company also intends to explore acquisitions of, and strategic alliances with, other providers of Internet access, broadband and telephony services, such as traditional Internet service providers or "ISPs," direct subscriber line or "DSL" providers, other fixed-wireless service providers in licensed or unlicensed frequencies and competitive local exchange carriers or "CLECS."

         Heartland Cable provides an average of 25 analog channels of cable television and local broadcast network programming to 58 operating markets in the central United States, including one market operated under a management arrangement with CS Wireless, pending consummation of an agreement to assign this market to the Company. Heartland Cable also offers up to 185 channels of digital direct broadcast satellite ("DBS") programming from DIRECTV and its distributors in 51 of its operating markets. At July 31, 1999, the Company had wireless cable channel rights in 87 markets and provided wireless multichannel video service to approximately 156,000 subscribers, including approximately 19,000 subscribers who received DIRECTV programming sold and serviced by Heartland Cable.

         The Company also provides two-way high-speed wireless Internet access services primarily to businesses and SOHOs. The Company currently offers high-speed Internet access under temporary developmental FCC licenses in Austin and Sherman/Denison, Texas. The Company, through national independent contractors, also offers technical support, e-mail, Web design and hosting and domain name registration and maintenance in connection with its high-speed Internet access business. Revenues and expenses related to this new line of business were not material for the six months ended June 30, 1999.

         In connection with the FCC's rules on MMDS two-way communications services that were adopted in September 1998 and finalized in July 1999, the FCC has stated that it will announce a one-week "filing window" for applications for two-way authorizations. The Company expects the FCC to open this window in the fourth quarter of 1999, at which time the Company intends to file two-way applications for a number of its markets, including Austin and Sherman/Denison. All such applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in the Company's markets and neighboring markets. All complete applications that have not been opposed within 120 days after the close of the filing window will be granted. Although the Company believes it will be able to file for and receive two-way authorizations to replace its developmental authorizations in Austin and Sherman/Denison, there can be no assurance that it will receive such authorizations in these or other markets.

EBITDA

         "EBITDA," or earnings before interest, taxes, depreciation and amortization, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows from operating activities as a measure of funds available for discretionary or other liquidity purposes. In addition, EBITDA as presented by the Company is not necessarily consistent with the presentation of EBITDA by other companies.

FORWARD-LOOKING STATEMENTS

         Certain statements in this report relating to the Company's operating results, and plans and objectives of management for future operations, including plans or objectives relating to the Company's business strategy and financing needs, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," "plans" or comparable terminology or by discussions of strategy. Such statements reflect the Company's current view relating to future events and are based on an assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions and uncertainties deemed relevant by management, including (i) the need for additional financing to fund the Company's build-out and operation of additional wireless broadband systems such as high-speed Internet access systems, (ii) the continued supply of wireless broadband customer premises and transmission equipment for two-way Internet, data, wireless local loop and Internet protocol or "IP" telephony services provided over MMDS spectrum, (iii) the ability to obtain two-way authorizations by the FCC for Internet and other wireless broadband services,
(iv) business and economic conditions in the Company's existing markets, and (v) competitive products and services, as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward looking statements made in this report.

FINANCIAL RESTRUCTURING

         On December 4, 1998, the Company filed a voluntary, pre-negotiated Plan of Reorganization (the "Plan" or "Plan of Reorganization") under Chapter 11 of the U.S. Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court on March 15, 1999, and became effective on April 1, 1999 (the "Effective Date").

         Pursuant to the Plan, on the Effective Date the Company's senior notes, convertible notes and all outstanding shares of common stock, options and warrants were canceled and (i) in exchange for the senior notes, the Company distributed pro rata to the holders thereof 9.7 million shares of common stock, and (ii) in exchange for the convertible notes, the Company distributed pro rata to the holders thereof 300,000 shares of common stock and warrants to acquire 825,000 shares of common stock at a per share exercise price of $27.63, subject to adjustment to between $12.37 and $24.74 in the event of a purchase of all of the Company's common stock or assets for cash and other consideration on or before April 1, 2004. The term of the warrants is eight and one-half years from the Effective Date.

         The Company also is obligated under the Plan to issue (i) warrants to acquire an additional 275,000 shares of common stock, and (ii) additional shares of common stock, which the Company does not believe will exceed 75,000, to satisfy certain miscellaneous unsecured claims that may be allowed by the Bankruptcy Court, including claims related to contract disputes, lease rejection claims, tort claims (except for personal injury or wrongful death claims) and indemnity claims. As of July 31, 1999, none of the 275,000 warrants had been issued, and 4,960 shares of common stock had been issued to settle miscellaneous unsecured claims. The 275,000 warrants will be allocated first to holders of pre-petition bondholder litigation claims, to the extent any such claims are allowed by the Bankruptcy Court and exceed available corporate liability insurance proceeds; second, pro rata among holders of pre-petition stockholder litigation claims, to the extent any such claims are allowed by the Bankruptcy Court and exceed any available corporate liability insurance proceeds; and third, pro rata among pre-petition holders of common stock.

         Also under the Plan, the Company's old employee and nonemployee director stock option plans were terminated, and the Company adopted a new Share Incentive Plan ("New Stock Option Plan"). The Company is authorized to grant awards for a total of 900,000 shares of common stock under the New Stock Option Plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Recent Events."

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 1998

         As a result of the application of Fresh Start Reporting, financial information in the accompanying unaudited condensed consolidated financial statements as of June 30, 1999, and for the period from the Effective Date, to June 30, 1999 (the "Successor Period") is presented on a different basis than the financial information as of December 31, 1998, and for the three and six months ended June 30, 1998, and for the period January 1, 1999 through the Effective Date (the "Predecessor Period"). Accordingly, such information is not comparable. However, for purposes of comparison discussions below, the six months ended June 30, 1999 represents the combined amounts for the period of January 1, 1999 through the Effective Date, and the period from the Effective Date through June 30, 1999, and the three months ended June 30, 1999 represents the period of the Effective Date through June 30, 1999. The Predecessor Period includes operations through March 31, 1999 plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations for the Effective Date through June 30, 1999. The most significant impact of Fresh Start Reporting on the Company's operating results is decreased depreciation, amortization and interest expense.

         Revenues; Subscribers. The Company's revenues consist of monthly fees paid by multichannel video subscribers for basic programming, equipment rental and other miscellaneous fees. The Company's revenues for the second quarter of 1999 were $16.8 million, compared to $18.6 million for the second quarter of 1998. Revenues for the six months ended June 30, 1999, were $ 34.9 million, compared to $37.7 million for the same period last year. The number of average video subscribers for the three months ended June 30, 1999, was 156,970 compared to 172,630 for the same period of 1998. For the six months ended June 30, 1999, the number of average subscribers was 157,800 compared to 171,150 for the six months ended June 30, 1998. The decline in subscribers is related primarily to
(i) the Company's first system-wide price increase in the fourth quarter of 1998, (ii) the Company's revision of its equivalent basic unit ("EBU") that it uses to compute subscriber count in multiple dwelling units ("MDUs") (see "MDA - Changes in Method for Reporting Subscribers"), (iii) decreased emphasis on marketing MMDS subscription television services and increased emphasis on selling DIRECTV offerings, which have a higher margin but are more expensive to install and, accordingly, more difficult to sell, and (iv) a loss of subscribers in Austin, which resulted from a technology conversion that caused some existing subscribers to fall outside of the coverage range of the new technology. The Company began offering high-speed Internet access services in Austin during the second quarter of 1999. Related revenues were not material for the quarter and year-to-date periods.

         The Company began operating an additional market on behalf of CS Wireless in May 1999, which added approximately 1,650 subscribers and $97,000 in additional revenue for the second quarter. On a per subscriber basis, average monthly recurring revenue per video subscriber was $33.54 for the quarter ended June 30, 1999, compared to $33.62 for the same quarter of 1998. The decrease was caused by the growing number of DIRECTV subscribers in the Company's subscriber base, which generate lower average revenues than MMDS subscribers. However, DIRECTV offerings have a lower programming cost, which results in an overall higher margin than MMDS offerings, and the Company intends to continue to focus its video marketing and sales efforts on DIRECTV sales. Average monthly recurring revenue per subscriber was $34.00 for the six months ended June 30, 1999, compared to $33.54 for the same period last year. Year-to-date average revenue per subscriber is still higher than the prior year-to-date period due to a greater percentage of customers purchasing premium services as lower priced packages are replaced with upgraded offerings. This increase is somewhat offset by the higher proportion of DIRECTV customers.

         System Operations Expense. Systems operations expense includes programming costs, channel lease payments, labor and overhead relating to service calls and churn, transmitter site and tower rentals and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. System operations expense was $8.2 million, or 48.7% of revenues, for the second quarter of 1999, compared to $9.0 million, or 48.2% of revenues, for the second quarter of 1998. For the six months ended June 30, 1999, system operations expense was $16.8 million, or 48.1% of revenues, compared to $18.3 million, or 48.5% of revenues, for the comparable prior year period. System operations expense decreased over both periods primarily due to lower programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. Disconnect expense was also lower in the current year. Average monthly churn was 2.9% for both the quarter and six months ended June 30, 1999, compared to 3.2% and 3.7% for the quarter and six months ended June 30, 1998, respectively.

         Selling, General and Administrative (SG&A) Expense. SG&A expense for the second quarter of 1999 was $8.9 million, or 52.7% of revenues, compared to $8.9 million, or 47.6% of revenues, for the same period last year. For the six months ended June 30, 1999, SG&A expense was $18.0 million, or 51.6% of revenues, compared to $18.0 million, or 47.7% of revenues, for the same period in 1998. SG&A expense was the same for the current and prior year periods as decreased marketing costs and savings from consolidation of certain market offices and management, were offset by increased expenditures to improve service at the Company's customer care center, enhance safety procedures in the markets, and start-up costs for the Internet access business. SG&A increased as a percent of revenue as market staffing levels were not decreased in proportion to subscriber levels.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor and overhead. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheet. Depreciation and amortization expense was $5.5 million and $11.4 million for the three months and six months ended June 30, 1999, respectively, compared to $11.2 million and $22.5 million for the three months and six months ended June 30, 1998, respectively. The decrease in depreciation expense over the periods presented was due to a write down of the related assets to estimated fair market value during 1998, in accordance with Statement of Financial Accounting Standards No. 121.

         Operating Loss. The Company generated operating losses of $5.7 million and $11.3 million for the three and six months ended June 30, 1999, respectively, compared to $28.1 million and $38.7 million for the three and six months ended June 30, 1998, respectively. The improvement in operating losses was primarily due to lower programming costs, as well as lower depreciation expense resulting from the write down of related assets to estimated fair market value in 1998. Consolidated EBITDA was a negative $228,000 and a positive $103,000 for the three and six months ended June 30, 1999, respectively, compared to a positive $791,000 and $1.4 million for the three and six months ended June 30, 1998, respectively. EBITDA decreased over the periods presented due to lower revenues resulting from fewer subscription television subscribers.

         Interest Income. Interest income was $368,000 and $791,000 for the three and six months ended June 30, 1999, respectively, compared to $675,000 and $1.5 million for the three and six months ended June 30, 1998, respectively. The decrease in interest income was due to higher interest earnings in the first three months of 1998 on larger escrowed balances segregated for the payment of interest on senior notes, which were paid in April 1998, combined with lower overall cash balances in the current year due to payment of reorganization costs.

         Interest Expense. The Company incurred interest expense of $309,000 and $630,000 for the three and six months ended June 30, 1999, respectively, compared to $10.0 million and $20.0 million for the three and six months ended June 30, 1998, respectively. Interest expense decreased in 1999 because the Company discontinued the accrual of interest on its senior notes and convertible notes upon filing its voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998. These notes were fully discharged upon confirmation of the Company's Plan of Reorganization on March 15, 1999, and removed from the Company's books in accordance with Fresh Start Reporting on April 1, 1999, the Effective Date of the reorganization. Consequently, no interest expense was incurred on these senior and convertible notes during 1999. If interest had continued to be accrued, total interest expense would have been $12.6 million for the period from January 1, 1999 through the Effective Date.

         Equity in Losses of Affiliates. During the six months ended June 30, 1998, the Company owned approximately 20% of the outstanding common stock of Wireless One, Inc. ("Wireless One") and approximately 36% of the outstanding common stock of CS Wireless. Losses recorded in prior years for Wireless One reduced the Company's investment balance to zero in November 1997. The Company recorded equity in losses of affiliates of $5.4 million for the first quarter of 1998 and zero during 1999. During the second quarter of 1998, the Company recorded losses from CS Wireless of $6.5 million and wrote off $6.8 million of its excess cost in CS Wireless. During the third quarter of 1998, the Company wrote off its remaining investment balance of $11.7 million based on losses incurred by CS Wireless. In December 1998, the Company sold its 36% equity interest in CS Wireless to CAI Wireless Systems, Inc. Accordingly, no losses from affiliates were recorded in 1999.

         Other Income. Other income increased during the three and six-month periods as the result of cash settlements from certain litigation matters.

         Reorganization Costs. During the first six months of 1999 the Company incurred $2.4 million in expenses related to its reorganization under Chapter
11. These costs were for financial and legal advisors, accountants and administrative costs.

         Gain on Debt Forgiveness. In connection with the Plan, the Company recorded an extraordinary gain of approximately $174.0 million reflecting the extinguishment of liabilities subject to compromise in exchange for common stock and warrants. On the Effective Date, the Company's senior notes and convertible notes totaling approximately $318 million, including the interest accrued thereon and associated unamortized discounts and debt issuance costs, were canceled and exchanged for 10 million shares of newly-issued common stock, plus warrants to acquire 825,000 shares of common stock with a combined fair value of $144.2 million. This extraordinary gain is not taxable to the Company pursuant to Federal income tax law because it arose in connection with the Company's recapitalization in connection with Chapter 11 of the U.S. Bankruptcy Code. It will, however, result in an as yet unmeasured permanent Tax Attribute Reduction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Cash Requirements."

         Net Loss. The Company has recorded net losses since inception. Excluding the extraordinary gain on debt forgiveness discussed above, the Company incurred net losses of $7.8 million for the Predecessor Period January 1, 1999 through the Effective Date, and net losses of $5.1 million for the Successor Period. Per share amounts are not comparable between the Predecessor and Successor Periods and, accordingly, are not presented or discussed for the Predecessor Period.

LIQUIDITY AND CAPITAL RESOURCES

         The wireless broadband network business is capital-intensive. Since inception, the Company has expended funds to lease or otherwise acquire MMDS channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. The Company's primary sources of capital have been from subscription fees, debt financing, the sale of common stock and the sale of MMDS channel rights that were not part of the Company's strategic plan. The growth of the Company's business will require substantial investment in capital expenditures for the development and launch of wireless broadband services such as high-speed Internet, wireless local loop and IP telephony services. The recent approval by the FCC of flexible two-way use of the Company's spectrum has made available these new applications that the Company believes are necessary to maximize the value of its broadband spectrum, but that will require additional capital resources to develop and implement.

         The Company estimates that a launch of a new wireless broadband network system providing high-speed Internet access in a typical non-operating market will involve an initial expenditure of approximately $450,000 to $600,000 for base station equipment, depending upon the type and sophistication of the equipment, assuming the Company is able to lease transmission tower space rather than construct a new tower. The Company believes that incremental base station costs to launch an Internet service business in one of the Company's existing systems will be $200,000 to $400,000. In addition, incremental costs of approximately $1,100 per medium-sized business Internet subscriber (up to 20
PCs), which may be partially offset by installation and other up-front charges, as well as charges for equipment, labor, overhead charges and direct commissions, are required. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

         Cash provided by operations was $1.2 million during the first six months of 1999 compared to cash used in operations of $6.3 million during the same period of 1998. During the second quarter of 1998, the Company paid $8.8 million in interest on its senior notes. No interest was paid on these notes during 1999, as the Company discontinued accruing interest on its senior notes when the Company filed its bankruptcy petition on December 4, 1998, and the debt was discharged effective March 15, 1999, upon confirmation of the Company's Plan. In addition, the Company received approximately $700,000 in settlement payments for certain litigation matters. This increase in cash provided by operations was partially offset by cash paid for reorganization costs of $1.5 million and lower revenues resulting from fewer subscribers in 1999, net of savings from lower programming costs.

         Cash used in investing activities was $4.5 million during the first six months of 1999 compared to cash provided by investing activities of $2.5 million during the first six months of 1998. Cash provided by investing activities during 1998 included $8.7 million from the sale of debt securities held in the Company's escrow account for payment of interest on its senior notes. Cash used for the purchase of systems and equipment decreased $1.6 million during the first six months of 1999, due to fewer subscriber installs in 1999, as well as tower equipment purchases in 1998 related to channel construction in certain markets.

         Cash used in financing activities was $551,000 during the first six months of 1999, compared to $614,000 during the comparable 1998 period. Payments on long-term debt increased during the current year, due to the commencement during the fourth quarter of 1998 of principal payments on the Company's $11.8 million in debt incurred in connection with the acquisition of BTAs, net of a $3.3 million receivable due from CS Wireless for certain BTAs leased to CS Wireless. This increase in cash required for debt payments was more than offset during the current year by $525,000 in cash proceeds from the exercise of employee stock options.

         At August 5, 1999, the Company had approximately $25.0 million of unrestricted cash and cash equivalents and $785,000 in restricted cash representing collateral securing various outstanding letters of credit to certain vendors of the Company.

FUTURE CASH REQUIREMENTS

         The Company's goal is to become a leading provider of wireless broadband network services in its markets. To implement this strategy, the Company plans to (1) launch high-speed Internet access service to medium-sized and small businesses in an additional 18 markets by the end of 2001, (2) increase the Company's geographic scope for wireless broadband network services by acquisitions or alliances, (3) offer telephony services including wireless local loop and Voice over the Internet or "VOIP" services, and (4) maintain or moderately grow the subscriber base in the Company's multichannel video business which, coupled with anticipated improvements in operating costs, would provide revenues sufficient to cover substantially all operating costs of the multichannel video business (excluding certain unallocated corporate overhead) while the Company develops and expands other wireless broadband businesses.

         The Company does not expect to generate sufficient cash flow to fully implement its business strategy without raising additional capital. The growth of the Company's revenue base and the implementation of its business strategy is subject to and dependent upon obtaining additional capital on terms and conditions acceptable to the Company and in a timely manner, as well as the emergence of one or more national manufacturers of wireless modems for two-way Internet services provided over MMDS spectrum.

         On August 4, 1999, the Company filed a registration statement with the SEC relating to the proposed offering by the Company of 2 million shares of common stock. See "MD&A - Recent Events." If the Company consummates the offering, management expects the proceeds of the offering, cash on hand and cash generated by operations will be sufficient to fund operations and capital requirements until at least the end of 2001. The Company may be required to seek additional sources of capital if its operating assumptions prove to be inaccurate, it consummates any significant acquisitions or alliances or it accelerates the implementation of its business strategy.

         There can be no assurance that the Company will be able to consummate its proposed common stock offering or otherwise obtain capital in a timely manner and on terms satisfactory to the Company that will be necessary to implement its business strategy and grow the Company's revenue base. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that would allow the Company to continue operating in the normal course of business at least through June 30, 2000. More specifically, this plan would include delaying, reducing or eliminating the launch of new wireless broadband network systems (including high-speed Internet access systems), reducing or eliminating new video subscriber installations and related marketing expenditures and reducing or eliminating other discretionary expenditures.

         As a result of the cancellation of the Company's senior notes and convertible notes and the issuance of new shares of common stock and warrants under the Company's Plan of Reorganization, certain tax attributes of the Company must be permanently reduced. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). Management is currently considering the impact of alternatives available to the Company in performing this Tax Attribute Reduction, but has not yet concluded which alternative it will select. Accordingly, amounts allocated to the Successor assets and liabilities at the Effective Date may be revised and such revisions could be material. Management will endeavor to select that Tax Attribute Reduction alternative which will best meet its business objectives and maximize future tax benefits. No matter which alternative is selected, the cancellation of debt will not constitute taxable income.

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

         At the present time management has not yet determined how much, if any, pre-bankruptcy net operating losses will be available to offset post-bankruptcy taxable income. In the current quarter, the Company has continued to experience losses and does not believe that prospective Tax Attribute Reduction will have a material impact on the Company's condensed consolidated financial statements.

EQUIPMENT VENDORS

         MMDS Internet access equipment and customer premises equipment such as routers, Ethernet switches, wireless data converters and transceivers currently are available from a variety of sources such as Cisco Systems, Inc., Conifer Corporation and California Amplifier, Inc. Hybrid Networks, Inc. ("Hybrid") currently is the primary provider of wireless Internet modems to MMDS operators. In January 1999 Hybrid notified the Company that, to ensure sufficient cash to continue operations, customer support and product availability, Hybrid would begin allocating its supply of modems. In June 1999 Hybrid resumed shipments without allocation restrictions.

         The Company intends to work with Hybrid and others to pursue ways to resolve long-term supply needs. The Company has identified other suppliers that it believes will become additional sources of modems by the end of 1999. The Company also believes that the recent announcements by MCI WorldCom, Inc. and Sprint Corporation of the acquisition of MMDS spectrum covering a total of over 51 million homes will accelerate the production of wireless modems from multiple vendors. The Company currently intends to analyze the technology platforms that it believes will be announced by these companies before finalizing its long-term source of supply for wireless modems. There can be no assurance, however, that these companies will announce a technology platform for wireless modems or that additional vendors will come to market with a reliable supply of wireless modems on satisfactory terms and conditions in a timely manner. A lack of available modems could have a material adverse effect on the Company's ability to implement its business strategy in a timely manner.

CHANGES IN METHOD FOR REPORTING SUBSCRIBERS

         Periodically, the Company may implement price increases or create new program offerings that upgrade its basic program price structure. Upon such occurrence, the Company also will update its methodology for reporting subscribers in MDUs who are billed in bulk to the MDU owner. These "bulk" MDU subscribers are converted to single family unit ("SFU") subscribers for reporting purposes using an equivalent basic unit ("EBU") rate that corresponds to the Company's most utilized current pricing tier for basic programming for SFU subscribers. This rate is divided into the total revenue from bulk subscribers to get an "equivalent" number of subscribers for reporting purposes. Consequently, when this rate is increased, the number of equivalent subscribers will change and normally decrease. The following EBU rate revisions occurred during the periods presented herein.

         Effective March 31, 1998, the Company's EBU rate was increased to $24.99, resulting in a decrease of approximately 4,000 reported video subscribers. On November 1, 1998, in conjunction with the Company's first system-wide price increase, the EBU rate was increased to $26.99, resulting in a decrease of approximately 600 reported video subscribers.

THE YEAR 2000

         The Company has established an employee team to identify and correct Year 2000 compliance issues. Information technology ("IT") systems with non-compliant code are expected to be identified and modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems; primarily systems embedded in office, communications and other facilities. Progress of the team's efforts is being monitored by senior management and periodically is reported to the Audit Committee of the Board of Directors.

         The Company recognizes the need to remediate and test its mission-critical systems to ensure that individually the systems are Year 2000 compliant and that collectively they operate in a manner that ensures Year 2000 functionality.

         The Company has evaluated its systems and has identified the following systems and functions as mission-critical:

         o headend equipment/addressable systems, related to the receipt and transmission of programming and data,

         o        billing and collection systems, and

         o telecommunications systems in the Company's customer service facility.

         Headend Equipment/Addressable Systems. The Company has completed the evaluation of these systems and has identified certain features that are not Year 2000 compliant which are being remediated through software and hardware upgrades, including all hardware and software related to satellite relays, which have been represented by the suppliers of the upgrades to be Year 2000 compliant or, in the case of one supplier, a temporary remediation has been provided and tested. Upgrade installation is underway and testing is expected to be substantially complete in the third quarter of 1999.

         Billing and Collection Systems. The Company has verified Year 2000 compliance with its billing and collections software vendor and is performing additional testing on this software, to be substantially complete in the third quarter of 1999.

         Telecommunications System in Customer Care Facility. The Company is upgrading its system software to be Year 2000 compliant and has obtained documentation from the software supplier verifying Year 2000 compliance.

         The Company's failure to make mission-critical systems Year 2000 compliant by year-end 1999 could adversely affect its ability to service its customers and otherwise carry on its business. Although management expects that it will have identified and remediated any Year 2000 problems in the Company's internal systems prior to the end of 1999, if any significant Year 2000 problems in its systems are not discovered or are not remediated in a timely manner, significant failures of these functions could occur and could have material adverse consequences for the Company's operations. Management believes, based on information currently available and the current status of the Company's efforts to identify and correct Year 2000 problems, that the worst case scenarios that could affect the Company's operations as a result of Year 2000 problems are an inability to:

         o        transmit and receive data,

         o        transmit and receive video programming, and

         o        produce and send invoices.

         While the Company is working to test its own mission-critical systems for Year 2000 problems, it does not control the systems of its suppliers. The Company is seeking assurance from its suppliers regarding the Year 2000 readiness of their systems. The Company also plans to conduct interoperability testing (where practical) to determine whether the Company's suppliers' systems will accurately provide the Company's systems with date, data and functionality into and beyond the new millennium. The Company expects to complete its evaluation by August 31, 1999. Notwithstanding these measures, there is some risk that the interoperation of the Company's systems with those of its suppliers may be affected by the Year 2000 date change. Any such impact could have a material adverse effect on the Company's financial condition or results of operations.

         The Company also may consummate acquisitions prior to the end of 1999. The extent of the Year 2000 problems associated with any acquired company and the cost and timing of remediation will be evaluated during and after completion of any acquisition process. However, there can be no assurance that the system of any acquired company will be fully Year 2000 compliant when acquired or will be capable of timely remediation.

         The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. Having identified its mission-critical and business-critical systems of its key suppliers, and the associated risks of failure of those systems to be Year 2000 compliant, the Company is in the process of devising contingency plans which will be implemented if it determines that any of those systems will not be made Year 2000 compliant in a timely manner. The Company is considering alternative contingency plans that will be ready for implementation by the end of the third quarter of 1999.

         The Company does not believe the costs related to its Year 2000 compliance project will be material to its financial condition or results of operations. The Company did not have any material expenditures prior to 1999 for Year 2000 compliance projects, and has budgeted approximately $175,000 for Year 2000 compliance initiatives during 1999, all of which has been spent or allocated for current projects. The Company believes that it will be able to achieve Year 2000 compliance of its IT and non-IT systems within its current budget. Costs and the date by which the Company plans to complete Year 2000 modifications are based on its current best estimates, which were derived using assumptions of future events including the current status of internal testing and remediation efforts, the continuing availability of Year 2000 software and hardware upgrades, third party compliance plans and other factors. Unanticipated failures by critical vendors, as well as the failure by the Company to execute its own identification and remediation efforts, could have a material adverse effect on the success and cost of the project, as well as its estimated completion date. As a result, there can be no assurance that these forward-looking results will be achieved, and the actual cost and effects on the Company's operations and financial condition could differ materially from these estimates.

COMMITMENTS AND CONTINGENCIES

         The Company and certain of its former directors and officers are the subject of certain pending litigation. See note (7) and Part II, Item 1 "Legal Proceedings" of this Form 10-Q. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the Company's financial condition or results of operations.


INFLATION

         Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.


RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS 133. In July 1999, the Financial Accounting Standards Board issued SFAS 137, which delayed the effective date of SFAS No.
133. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects that the adoption of SFAS No. 133 will not have an impact on its financial condition or results of operations.

RECENT EVENTS

         On December 4, 1998, the Company filed a voluntary, pre-negotiated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On March 15, 1999, the Bankruptcy Court confirmed the Plan, and the Company emerged from Chapter 11 on April 1, 1999.

         Effective April 1, 1999, and in accordance with the Company's Plan of Reorganization, the Company adopted the New Stock Option Plan. Under the New Stock Option Plan, a total of 900,000 shares of common stock have been reserved for issuance. As of the Effective Date, options to acquire 807,000 shares of common stock had been granted to management, other key employees and non-employee directors of the Company, of which options to purchase 429,480 shares were exercisable and options to purchase 52,500 shares had been exercised at July 31, 1999. The exercise price of all options granted as of the Effective Date is $12.50 per share. Unvested options will immediately vest and become exercisable upon a "change in control" of the Company, as defined in the New Stock Option Plan.

         On August 4, 1999, the Company filed a registration statement with the SEC relating to the proposed offering by the Company of 2 million shares of common stock. The Company also granted the underwriters an option to purchase an additional 300,000 shares solely to cover overallotments, if any. The Company intends to use the proceeds of the offering to expand its Internet access networks and services; acquire MMDS spectrum in additional markets; pursue acquisitions of, and strategic alliances with, other providers of Internet access, broadband and telephony services, such as traditional ISPs, DSL service providers, other fixed wireless providers in licensed or unlicensed frequencies, and CLECs; test and implement new technologies such as wireless local loop and VOIP services; and fund general corporate purposes. The registration statement relating to the proposed offering is not effective, and there can be no assurance that the Company will be able to consummate this offering on satisfactory terms or at all.

On August 10, 1999, the Nasdaq - Amex Market Group approved the Company's application to list its common stock on the Nasdaq National Market. The Nasdaq National Market began listing the Company's common stock on August 12, 1999, under the symbol "NCNX."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt. The Company's long-term debt, which consists primarily of $15.1 million relating to the acquisition of certain BTAs in March 1996, bears a fixed interest rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Plan of Reorganization. On December 4, 1998, the Company filed its Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 1999, the Bankruptcy Court confirmed the Plan, which became effective on April 1, 1999. See "MD&A - Financial Restructuring."

         Securities Litigation. The Company and certain of its former officers and directors were co-defendants in a stockholder action filed in February 1998 in the United States District Court for the Northern District of Texas, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). On July 8, 1999, for the second time, the court granted defendants' motion to dismiss the plaintiffs' complaint for failure to state a claim. The court also granted plaintiffs permission to file an amended complaint for a second time, which is required to be filed by August 23, 1999.

         Certain of the Company's former officers and directors are co-defendants in a purported securities class action lawsuit originally filed in July 1998 in State District Court in Kleburg County, Texas. The case was removed to the U.S. District Court for the District Court for the Southern District of Texas in December 1998. The Company was originally a named defendant in this lawsuit, which is styled Thompson, et al. v. Heartland Wireless Communications, Inc. et al. (98-371-d). In May 1999, the Company was dismissed as a named defendant from the Thompson lawsuit and the lawsuit was remanded to State District Court. Three of the Company's former officers and directors remain named defendants. The plaintiff has alleged in a statement of the case that his purported class damage models indicate retention damages of $35.4 million and selling damages of $35.1 million damages, for total damages of $70.5 million. The Company's liability with respect to the Thompson and Coates lawsuits is limited under the Plan of Reorganization as described below. The parties are scheduled to mediate this dispute in September 1999.

         Fourteen current and former directors, officers and/or employees of Nucentrix were defendants in a purported securities class action lawsuit filed in federal court in November 1998 in the Northern District of Texas styled Shehadi, et al., v. David E. Webb, et al., (3-98-CV-2660-H). On July 12, 1999, the plaintiffs voluntarily dismissed the Shehadi lawsuit against all defendants without prejudice.

         The Company's By-Laws as in effect before the Effective Date of the Company's Plan provided for indemnification of the Company's officers and directors to the fullest extent permitted under Delaware law. Generally, Section 145 of the General Corporation Law of the State of Delaware (the "DGCL") permits a corporation to indemnify any person who was or is a party to any action because such person is or was a director, officer, employee or agent of such corporation for liabilities related to any such action if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interest of such corporation. As a result, the Company's current and former directors and officers who are parties to the securities actions may have a claim for indemnification against the Company to the extent they incur liabilities resulting from or incur expenses in defending these actions. The treatment of any such claims is provided for in the Company's Plan.

         Under Section 11.5 of the Company's Plan, the Company is obligated, to the extent permitted under the DGCL, to indemnify persons who served as officers or directors of the Company on or after April 25, 1997, for certain liabilities arising as a result of such persons having served as an officer or director of the Company, including, subject to the limitations described below, liabilities arising out of their being named as a defendant in the securities lawsuits. The Company's obligations under Section 11.5 of the Company's Plan are referred to as "Assumed Indemnity Obligations." The Company's Assumed Indemnity Obligations do not apply, however, with respect to any liability arising from acts or omissions occurring prior to April 25, 1997, if the liability is based on (1) a breach of the individual's duty of loyalty to the Company or the Company's stockholders, (2) acts or omissions taken not in good faith and not in a manner they reasonably believed to be in or not opposed to the Company's best interest or which involve intentional misconduct, gross negligence or a knowing violation of law or (3) any transaction from which the director of officer derived any improper personal benefit. Claims asserted by former directors and officers of the Company which are not covered by the Company's Assumed
Indemnity Obligations, to the extent allowed by the Bankruptcy Court, are classified as Class 6 Indemnity Claims under the Company's Plan . Under Section
4.6 of the Company's Plan, holders of Class 6 Indemnity Claims allowed by the Bankruptcy Court are entitled to recover on account of such claims only to the extent of any available coverage under the Company's corporate liability insurance, including any self-insured retention under those policies.

         All of the Company's former officers and directors of the Company who are defendants in the Coates and Thompson actions, other than two former officers and directors who are defendants in each of the Coates and Thompson actions, served as an officer or director after April 25, 1997, and, therefore, are beneficiaries of the Assumed Indemnity Obligations. To the extent the two former officers and directors or any other former or current officer or director who otherwise is not entitled to the benefit of the Assumed Indemnity Obligations incur liability in any of these lawsuits, the Company believes that any claim they may assert against the Company for indemnification, to the extent allowed by the Bankruptcy Court, will be treated as Class 6 Indemnity Claims under the Company's Plan and their recovery will be limited to any available proceeds of the Company's corporate liability insurance. To the extent any of the other former or current officers or directors incur any liability in any of these lawsuits, the Company would be obligated to indemnify such persons, subject to the exceptions described above, to the extent the proceeds of the Company's corporate liability insurance are insufficient to cover such liabilities.

         To the extent plaintiffs in the Coates or Thompson actions are entitled to any recovery from the Company and the Bankruptcy Court allows any claim they may file against the Company, the Company believes any such claim for recovery would be classified under the Company's Plan as a Class 7 Bondholder Litigation Claim, which is a claim based on the purchase or sale of the Company's debt securities, or a Class 8 Stockholder Litigation Claim, which is a claim based on the purchase or sale of the Company's equity securities. Under the Company's Plan, each holder of a Bondholder Litigation Claim that is allowed by the Bankruptcy Court will be entitled to receive, in full satisfaction of such claim, (1) a pro rata portion of any liability insurance proceeds that remain after the satisfaction of the Company's Assumed Indemnity Obligations and payments made on Class 6 Indemnity Claims and (2) if insurance proceeds are insufficient to satisfy such claim in full, a pro rata portion of the 275,000 warrants that the Company are obligated to issue under the Company's Plan, up to the number of warrants with a value sufficient to satisfy the allowed amount of such claim. Each holder of a Stockholder Litigation Claim that is allowed by the Bankruptcy Court will be entitled to receive, in full satisfaction of such claim, (1) a pro rata portion of any liability insurance proceeds that remain after the satisfaction of the Company's Assumed Indemnity Obligations, Class 6 Indemnity Claims and Bondholder Litigation Claims and (2) if insurance proceeds are insufficient to satisfy such claim in full, a pro rata portion of the Stockholder Litigation Claims portion of the 275,000 warrants that the Company is obligated to issue under the Company's Plan, up to the number of warrants with a value sufficient to satisfy the allowed amount of such claim. The Stockholder Litigation Claims Portion of these warrants will be that portion of the warrants that remain after satisfaction of Bondholder Litigation Claims that bears the same proportion to the total number of remaining warrants as the number of shares of equity interests represented by allowed Stockholder Litigation Claims bears to the number of shares of equity interests represented by the allowed Stockholder Litigation Claims and the allowed claims of previous holders of common stock and other equity interests in the Company prior to the Effective Date.

         Late Fee Litigation. The Company is a party to a purported class action lawsuit alleging, among other things, overcharging of administrative late fees. The lawsuit is styled Azalia Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1). The Company believes that the plaintiff's claims in the Garcia case are barred by, among other things, the order confirming the Company's Plan of Reorganization entered by the Bankruptcy Court on March 15, 1999, for plaintiff's failure to file a proof of claim, and that the plaintiff is entitled to no recovery under the Plan. The Company has notified the plaintiff and the State District Court in which this matter is pending that it intends to request the Bankruptcy Court to permanently enjoin and dismiss this matter.

         The Company was a party to a similar lawsuit filed in May 1998 in State District Court in Grayson County, Texas styled Warren, et al., v. Heartland Wireless Communications, Inc. (98-0715). In June 1999, the Company filed a motion for summary judgment in the Warren case, based on the plaintiffs' failure to file a proof of claim in the Company's Chapter 11 proceedings. The plaintiffs subsequently moved to non-suit this case, and on July 15, 1999, the court granted plaintiff's motion for non-suit and dismissed all claims against the Company without prejudice.

         Nucentrix also is a party to a purported late fee class action lawsuit styled Ysasi, et al., v. Heartland Wireless Communications, Inc. (98-6430-B). The plaintiff in Ysasi has moved for summary judgment against Nucentrix on the grounds of usury. This motion is scheduled for hearing September 2, 1999.

         General. For additional information on the above matters, see "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company intends to vigorously defend the above matters that remain pending. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the Company's financial condition or results of operations.

         The Company is a party, from time to time, to routine litigation incident to its business. The Company does not believe that any other pending litigation matter will have a material adverse effect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  2.1 Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to
                           Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 19, 1999).

                  2.2 Order Confirming the Company's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of March 15, 1999 (incorporated by reference to Exhibit
                           2.2 to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 17, 1999, No. 333-80929 (the "June 1999 Form S-1")).

                  3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 10-Q")).

                  3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

                  4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the June 1999 Form S-1).

                  10.1 First Amended and Restated 1999 Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on June 3, 1999, Registration No. 333-79913).

                  10.2 Nonqualified Stock Option Agreement between the Company and Carroll D. McHenry, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.15 to the June 1999 Form S-1).

                  10.3 Nonqualified Stock Option Agreement between the Company and Marjean Henderson, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.16 to the June 1999 Form S-1).

                  10.4 Nonqualified Stock Option Agreement between the Company and J. Curtis Henderson, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.17 to the June 1999 Form S-1).

                  10.5 Nonqualified Stock Option Agreement between the Company and Alexander R. Padilla, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.18 to the June 1999 Form S-1).

                  10.6 Nonqualified Stock Option Agreement between the Company and Frank H. Hosea, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.19 to the June 1999 Form S-1).

                  10.7 Warrant Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

                  *27      Financial Data Schedule


---------------------
*Filed herewith.

         (b)      REPORTS ON FORM 8-K

1. On June 22, 1999, the Company filed a Current Report on Form 8-K dated June 17, 1999, regarding the filing of a "Shelf" Registration Statement on Form S-1, registering the offer and sale by certain stockholders of the Company's common stock acquired pursuant to the Company's Plan of Reorganization.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1999   NUCENTRIX BROADBAND NETWORKS, INC.



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

                                INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
2.1               Plan of Reorganization under Chapter 11 of the United States
                  Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 19,
                  1999).

2.2               Order Confirming the Company's Plan of Reorganization Under
                  Chapter 11 of the Bankruptcy Code, dated as of March 15, 1999
                  (incorporated by reference to Exhibit 2.2 to the Registrant's
                  Registration Statement on Form S-1 filed with the SEC on June
                  17, 1999, No. 333-80929 (the "June 1999 Form S-1")).

3.1               Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 10-Q")).

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

4.1               Specimen Stock Certificate (incorporated by reference to
                  Exhibit 4.1 to the June 1999 Form S-1).

10.1              First Amended and Restated 1999 Share Incentive Plan
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-8 filed with the SEC on June
                  3, 1999, Registration No. 333-79913).

10.2              Nonqualified Stock Option Agreement between the Company and
                  Carroll D. McHenry, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.15 to the June 1999 Form S-1).

10.3              Nonqualified Stock Option Agreement between the Company and
                  Marjean Henderson, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.16 to the June 1999 Form S-1).

10.4              Nonqualified Stock Option Agreement between the Company and J.
                  Curtis Henderson, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.17 to the June 1999 Form S-1).

10.5              Nonqualified Stock Option Agreement between the Company and
                  Alexander R. Padilla, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.18 to the June 1999 Form S-1).

10.6              Nonqualified Stock Option Agreement between the Company and
                  Frank H. Hosea, dated as of April 1, 1999 (incorporated by reference to Exhibit 10.19 to the June 1999 Form S-1).

10.7 Warrant Agreement dated as of April 1, 1999 (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

*27               Financial Data Schedule


---------------------------------
*Filed herewith