Form 10-Q
period 1999-09-30
NUCENTRIX BROADBAND NETWORKS INC
filed 1999-11-12
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999
                               -------------------------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number 0-23694
                                                -------

                       Nucentrix Broadband Networks, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                                                         73-1435149
---------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)

       200 Chisholm Place, Suite 200, Plano, Texas                                        75075
---------------------------------------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                                        (Zip Code)

Registrant's Telephone Number, Including Area Code (972) 423-9494
                                                   -----------------------------

                                      N/A
--------------------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report.

     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Shares Outstanding
           Class                                  as of November 1, 1999
           -----                                  ----------------------

Common Stock, $.001 par value                           10,099,717

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               SUCCESSOR (NOTE 2)       PREDECESSOR (NOTE 2)
                                                               ------------------       --------------------
                                                                  SEPTEMBER 30,             DECEMBER 31,
                                                                      1999                      1998
                                                                   ----------                ----------
Current assets:                                                    (unaudited)
        Cash and cash equivalents                                  $   23,954                $   30,676
        Restricted assets - investment in debt securities                 626                     1,011
        Subscriber receivables, net of allowance for
          doubtful accounts of $610 and $348, respectively              1,256                     1,560
        Other receivables                                               1,946                     1,312
        Prepaid expenses and other                                      1,349                     1,563
                                                                   ----------                ----------
                   Total current assets                                29,131                    36,122

Systems and equipment, net                                             53,101                    61,037
License and leased license investment, net                             74,868                    79,703
Note and lease receivables                                              3,294                     3,901
Other assets, net                                                       3,523                     5,269
                                                                   ----------                ----------
                   Total assets                                    $  163,917                $  186,032
                                                                   ==========                ==========

Liabilities not subject to compromise:
Current liabilities:
        Accounts payable and accrued expenses                      $   13,488                $   11,915
        Current portion of long-term debt                               1,785                     2,019
                                                                   ----------                ----------
                   Total current liabilities                           15,273                    13,934
                                                                   ----------                ----------

Long-term debt, less current portion                                   12,975                    14,258
Minority interest in subsidiaries                                         149                       149
Liabilities subject to compromise                                          --                   322,781
Commitments and contingencies (note 7)
Stockholders' equity:
        Common stock, $.001 par value; authorized
         50,000,000 shares, 19,795,521 shares outstanding at
         December 31, 1998, all canceled as of April 1, 1999               --                        20
        Common stock, $.001 par value; authorized
         30,000,000 shares, 10,089,460 shares outstanding as
         of September 30, 1999                                             10                        --
        Preferred stock, $0.001 par value; 15,000,000 shares
         authorized; none issued                                           --                        --
        Additional paid-in capital                                    147,043                   261,943
        Accumulated deficit                                           (11,533)                 (426,695)
        Treasury stock, at cost, 13,396 shares at December 31,
         1998, all canceled as of April 1, 1999                            --                      (358)
                                                                   ----------                ----------
                   Total stockholders' equity                         135,520                  (165,090)
                                                                   ----------                ----------
                                                                   $  163,917                $  186,032
                                                                   ==========                ==========

     See accompanying notes to condensed consolidated financial statements.

                       NUCENTRIX BROADBAND NETWORKS, INC.
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                 Successor (note 2)      Predecessor (note 2)
                                                 ------------------      --------------------
                                                        Three                    Three
                                                    Months Ended             Months Ended
                                                    September 30,            September 30,
                                                        1999                     1998
                                                    ------------              ----------

REVENUES                                            $     16,577              $   18,213
                                                    ------------              ----------

OPERATING EXPENSES:
     System operations                                     8,042                   8,787
     Selling, general and administrative                   8,394                  10,432
     Depreciation and amortization                         6,035                  12,228
     Impairment of long-lived assets                          --                  88,095
                                                    ------------              ----------
        Total operating expenses                          22,471                 119,542
                                                    ------------              ----------

        Operating loss                                    (5,894)               (101,329)

OTHER INCOME (EXPENSE):
     Interest income                                         376                     646
     Interest expense                                       (272)                (10,040)
     Equity in losses of affiliates                           --                 (11,681)
     Other income (expense), net                            (179)                      0
                                                    ------------              ----------
        Total other income (expense)                         (75)                (21,075)
                                                    ------------              ----------

        Loss before reorganization costs and
        extraordinary item                                (5,969)               (122,404)

     Reorganization costs                                   (459)                   (596)
                                                    ------------              ----------
        Loss before extraordinary item                    (6,428)               (123,000)
     Extraordinary item:
        Gain on debt forgiveness                              --                      --
                                                    ------------              ----------
NET INCOME (LOSS)                                   $     (6,428)             $ (123,000)
                                                    ============              ==========
BASIC AND DILUTED NET LOSS PER NEW COMMON SHARE     $      (0.64)                    N/A
                                                    ============              ==========
     WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                             10,060,000
                                                    ============

                                                          Successor (note 2)            Predecessor (note 2)
                                                          ------------------   ---------------------------------------
                                                             Period from          Period from                Nine
                                                          Effective Date to    anuary 1, 1999 to         Months Ended
                                                            September 30,          Effective             September 30,
                                                                 1999                Date                    1998
                                                             ------------          ---------              ----------

REVENUES                                                     $     33,388          $  18,086              $   55,934
                                                             ------------          ---------              ----------

OPERATING EXPENSES:
     System operations                                             16,229              8,599                  27,071
     Selling, general and administrative                           17,246              9,156                  27,774
     Depreciation and amortization                                 11,528              5,953                  34,681
     Impairment of long-lived assets                                   --                 --                 105,791
                                                             ------------          ---------              ----------
        Total operating expenses                                   45,003             23,708                 195,317
                                                             ------------          ---------              ----------

        Operating loss                                            (11,615)            (5,622)               (139,383)

OTHER INCOME (EXPENSE):
     Interest income                                                  744                423                   2,137
     Interest expense                                                (581)              (321)                (30,005)
     Equity in losses of affiliates                                    --                 --                 (30,340)
     Other income (expense), net                                      521                  2                     (10)
                                                             ------------          ---------              ----------
        Total other income (expense)                                  684                104                 (58,218)
                                                             ------------          ---------              ----------

        Loss before reorganization costs and
        extraordinary item                                        (10,931)            (5,518)               (197,601)

     Reorganization costs                                            (602)            (2,311)                 (1,242)
                                                             ------------          ---------              ----------
        Loss before extraordinary item                            (11,533)            (7,829)               (198,843)
     Extraordinary item:
        Gain on debt forgiveness                                       --            173,783                      --
                                                             ------------          ---------              ----------
NET INCOME (LOSS)                                            $    (11,533)         $ 165,954              $ (198,843)
                                                             ============          =========              ==========
BASIC AND DILUTED NET LOSS PER NEW COMMON SHARE              $      (1.15)               N/A                     N/A
                                                             ============          =========              ==========
     WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                      10,035,000
                                                             ============

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SUCCESSOR (NOTE 2)                  PREDECESSOR (NOTE 2)
                                                                ------------------        ------------------------------------------
                                                                                           PERIOD FROM
                                                                   PERIOD FROM              JANUARY 1,               NINE MONTHS
                                                                EFFECTIVE DATE TO            1999 TO                    ENDED
                                                                SEPTEMBER 30, 1999        EFFECTIVE DATE          SEPTEMBER 30, 1998
                                                                ------------------        --------------          ------------------

Cash flows from operating activities:
      Net income (loss)                                             $  (11,533)             $  165,954                $ (198,843)
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Extraordinary gain on debt forgiveness                            --                (173,783)                       --
          Depreciation and amortization                                 11,528                   5,953                    34,681
          Debt accretion and debt issuance cost amortization                --                      --                     4,813
          Equity in losses of affiliates                                    --                      --                    30,340
          Impairment of undeveloped licenses                                --                      --                   105,791
          Other                                                             --                      --                        81
          Changes in assets and liabilities:
              Restricted assets - investment in debt securities            385                      --                        --
              Subscriber and other receivables                             624                    (954)                     (147)
              Prepaid expenses and other                                   222                    (158)                     (763)
              Accounts payable and accrued expenses                     (1,317)                  2,890                    18,392
                                                                    ----------              ----------                ----------
                 Net cash used in operating activities                     (91)                    (98)                   (5,655)
                                                                    ----------              ----------                ----------

Cash flows from investing activities:
      Proceeds from sale of assets                                          --                      --                       236
      Purchases of systems and equipment                                (3,772)                 (2,534)                  (10,438)
      Proceeds from sale of debt securities                                 --                      --                     8,731
      Proceeds from note and lease receivables                             158                     138                        --
      Other                                                                (46)                    (16)                       --
                                                                    ----------              ----------                ----------
                 Net cash used in investing activities                  (3,660)                 (2,412)                   (1,471)
                                                                    ----------              ----------                ----------
Cash flows from financing activities:
      Payments on short-term borrowings and notes payable                 (224)                   (241)                   (1,100)
      Payments on long-term debt                                          (717)                   (335)                       --
      Proceeds from exercise of stock options                            1,056                      --                        --
                                                                    ----------              ----------                ----------
                 Net cash provided by (used in) financing activities       115                    (576)                   (1,100)
                                                                    ----------              ----------                ----------

Net decrease in cash and cash equivalents                               (3,636)                 (3,086)                   (8,226)
Cash and cash equivalents at beginning of period                        27,590                  30,676                    42,821
                                                                    ----------              ----------                ----------
Cash and cash equivalents at end of period                          $   23,954              $   27,590                $   34,595
                                                                    ==========              ==========                ==========
Cash paid for interest                                              $      503              $      391                $    9,775
                                                                    ==========              ==========                ==========
Cash paid for reorganization costs                                  $      820              $    2,311                $    1,242
                                                                    ==========              ==========                ==========

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
               (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


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

         The Company provides two-way high-speed Internet access services, primarily to businesses and small offices/home offices ("SOHOs"). The Company currently offers Internet access service under temporary developmental FCC licenses in Austin and Sherman/Denison, Texas, providing service to over 100 business customers. Through its wholly-owned subsidiary, Heartland Cable Television, Inc. ("Heartland Cable"), the Company also provides multichannel subscription television service in 58 markets, including one market operated under a management arrangement with CS Wireless. Heartland Cable's video offerings include an average of 26 analog video channels in 58 markets and up to 185 digital channels from DIRECTV, Inc. ("DIRECTV") and its distributors in 51 of the 58 markets, in combination with Heartland Cable's service or as a stand-alone offering. At November 1, 1999, Heartland Cable provided multichannel video service to approximately 150,700 subscribers, including approximately 21,600 subscribers who received DIRECTV programming sold and serviced by Heartland Cable.

(2)      Chapter 11 Reorganization

         On December 4, 1998, the Company filed a voluntary, pre-negotiated Plan of Reorganization (the "Plan" or "Plan of Reorganization") under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 1999, the Bankruptcy Court confirmed the Plan, and the Company emerged from Chapter 11 on April 1, 1999 (the "Effective Date").

         The Company adopted Fresh Start Reporting as of the Effective Date, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh Start Reporting results in a new reporting entity with assets and liabilities adjusted to estimated fair value and beginning retained earnings set to zero. Liabilities subject to compromise are adjusted to zero in connection with their cancellation under the Plan. The effects of the Plan and the application of Fresh Start Reporting on the Company's condensed consolidated balance sheet at the Effective Date were as follows:

                                                   PREDECESSOR BASIS    FRESH START REPORTING      SUCCESSOR BASIS
                                                   -----------------    ---------------------      ---------------
                                                    EFFECTIVE DATE           ADJUSTMENTS            EFFECTIVE DATE
                                                    --------------           -----------            --------------
                                                                            (In thousands)

Current assets                                        $   33,931                                      $   33,931
Systems & equipment, net                                  59,513              $   (2,917)(B)              56,596
License and leased license investment, net                78,088                                          78,088
Note and lease receivables                                 3,763                                           3,763
Other assets, net                                                                 (4,750)(A)
                                                           5,222                   3,802 (B)               4,274
                                                      ----------              ----------              ----------
                                                      $  180,517              $   (3,865)             $  176,652
                                                      ==========              ==========              ==========

Current liabilities                                   $   16,651                                      $   16,651

Long-term debt, less current portion                      13,855                                          13,855
Minority interest in subsidiaries                            149                                             149
Liabilities subject to compromise                        322,781              $ (322,781)(A)                  --

Stockholders' equity(deficit):
    Old common stock                                          20                     (20)(B)                  --
    Additional paid-in capital                           261,943                (261,943)(B)                  --
    Accumulated deficit                                 (434,524)                318,031 (A)                  --
                                                                                 116,493 (B)
    Treasury stock - 13,396 shares at cost                  (358)                    358 (B)                  --
    New common stock                                          --                      10 (B)                  10
    New preferred stock                                       --                      --                      --
    New additional paid-in capital                            --                 145,987 (B)             145,987
                                                      ----------              ----------              ----------
             Total stockholders' equity (deficit)       (172,919)                318,916                 145,997
                                                      ----------              ----------              ----------
                                                      $  180,517              $   (3,865)             $  176,652
                                                      ==========              ==========              ==========

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

     As a result of the application of Fresh Start Reporting, financial information in the accompanying unaudited condensed consolidated financial statements as of September 30, 1999, and for the period from the Effective Date to September 30, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of December 31, 1998, and for the three and nine months ended September 30, 1998, and for the period January 1, 1999, to the Effective Date (the "Predecessor Period"). Accordingly, such information is not comparable. The Predecessor Period includes operations through March 31, 1999, plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations for the Effective Date through September 30, 1999.

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

     In addition to the permanent Tax Attribute Reduction, the Company must also limit the annual deduction of pre-bankruptcy net operating losses and "built-in-deductions" to an amount no greater than the fair market value of the Company immediately after the restructuring, multiplied by the long-term tax exempt rate. This annual limitation is currently estimated to be approximately $7.3 million.

     At the present time management has not yet determined how much, if any, pre-bankruptcy net operating losses will be available to offset post-bankruptcy income. In the current quarter, the Company has continued to experience losses and does not believe that the prospective Tax Attribute Reduction will have a material impact on the Company's condensed consolidated financial statements.

     In connection with the Plan, the Company recorded an extraordinary gain of approximately $174.0 million related to the discharge of liabilities subject to compromise. This extraordinary gain is not taxable to the Company pursuant to Federal income tax law because it arose in connection with the Company's recapitalization under Chapter 11 of the U.S. Bankruptcy Code. It will, however, result in a permanent Tax Attribute Reduction to be determined as discussed above.

(3)  Liquidity and Capital Resources

     The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     In October 1999 the Company announced that it had signed a definitive agreement for the sale and leaseback of 34 of its communications towers, under which it expects to receive $7.0 million in the fourth quarter of 1999. This transaction is subject to customary closing conditions. The Company also expects to receive approximately $4.5 million in the fourth quarter of 1999 in exchange for its equity interest in Wireless One, Inc. ("Wireless One"), which the Company expects will announce confirmation of its plan of reorganization in the fourth quarter of 1999. Additionally, from time to time the Company has been engaged in discussions with vendors and prospective vendors regarding financing of equipment necessary in the build-out of two-way wireless broadband communications systems.

     Although the Company does not expect to generate sufficient cash flow to fully implement its long-term business strategy without additional capital or financing, management expects that cash on hand and cash generated from operations, the tower sale-leaseback and the Wireless One equity exchange will be sufficient to fund operations and capital requirements at least until the end of 2000. On August 4, 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the proposed offering by the Company of 2 million shares of common stock. The SEC has notified the Company that the Company may request, and the staff would grant, acceleration of the effectiveness of the registration statement. To date the Company has not requested such acceleration and has not determined when, or if, it will request acceleration of its registration statement. The Company may determine to delay or withdraw such offering, depending upon market conditions and equipment financing opportunities, among other things.

     The Company may seek additional capital or financing in 2000 if it accelerates the implementation of its business strategy, if it consummates significant acquisitions or alliances or if its operating assumptions prove to be inaccurate. In any event, the Company likely will seek additional capital or financing before the end of 2001 in order to implement its long-term business strategy. Options include the sale of debt or equity securities, including acceleration of the above-referenced registration statement, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets.

(4)  Principles of Consolidation

     The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

(5)  Interim Financial Information

     In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1999, and the results of operations and cash flows for the three months ended September 30, 1999, the period from January 1, 1999, to the Effective Date, the Effective Date to September 30, 1999, and the three and nine months ended September 30, 1998. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1998, included in the Company's Form 10-K for the year ended December 31, 1998.

(6)  Net Loss Per Common Share - Basic and Diluted

     The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Common stock options (and other potentially dilutive equity securities) have not been included in the calculation of diluted loss per share because their effects are antidilutive. Earnings per share information has not been presented for the Predecessor Period as the Company was recapitalized on the Effective Date, in connection with the Plan, and accordingly, per share amounts are not comparable between the Predecessor and Successor Periods.

(7)  Commitments and Contingencies

     At September 30, 1999, the Company and/or certain of its former directors and officers to whom the Company may have indemnity obligations were co-defendants in one securities lawsuit with two plaintiffs, and one purported securities class action lawsuit. See Part II, Item 1 "Legal Proceedings." These actions allege, among other things, various violations of federal and state securities laws. In addition, the Company was a party to two purported class action lawsuits alleging, among other things, that the Company overcharged its customers for administrative late fees and that such fees were usurious.

     On July 8, 1999, the securities lawsuit noted above involving two plaintiffs was dismissed without prejudice for the second time for plaintiffs' failure to state a claim. The plaintiffs have filed an amended complaint, to which the individual defendants have responded.

     The Company filed a motion in U. S. Bankruptcy Court to enjoin and dismiss one of the two pending purported late fee class action lawsuits because of the plaintiff's failure to file a proof of claim in the Company's Chapter 11 proceedings. The Court has heard oral arguments on the motion, but has not rendered a decision.

     In September 1999, the Company received notice that a Motion to Revoke Order of Confirmation had been filed pro se in U.S. Bankruptcy Court by two former stockholders in Heartland Wireless Communications, Inc. The Motion asserts that the Company procured the Order of Confirmation in its Chapter 11 proceeding by fraud, and seeks to set aside such Order. The Company has responded to this Motion, believes the Motion is without merit, and intends to vigorously defend the matter.

     The Company intends to vigorously defend all of the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

     The Company is also a party to other legal proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration of amounts recorded in the accompanying consolidated financial statements, the ultimate effects of such other matters are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

     The Company has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission, which expire through 2004. The agreements generally require monthly payments based upon the number of subscribers to the Company's television service, subject to certain minimums.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

     The Company provides wireless broadband, or high capacity, network and multichannel subscription television services using up to 196 MHz of radio spectrum in the 2.1 GHz to 2.7 GHz range, primarily in medium and small markets in the central United States. The Company owns the BTA authorization, or otherwise licenses or leases MMDS, MDS and ITFS spectrum in 87 markets. The Company also leases 20 MHz of WCS spectrum from CS Wireless in 19 markets. CS Wireless has agreed to transfer this spectrum to the Company. The closing of this agreement is subject to approval by the FCC and the execution by CS Wireless and the Company of an agreement on two-way frequency coordination in adjacent markets.

     Historically, the Company has used its spectrum to provide wireless multichannel subscription television services, commonly referred to as "wireless cable." Through the Company's wholly-owned subsidiary, Heartland Cable, the Company currently is the largest operator of wireless cable systems in the United States in terms of subscribers. Going forward, the Company's goal is to become a leading provider of wireless broadband services in its markets, while expanding into additional medium-sized markets through acquisition of additional MMDS spectrum licenses. The Company also intends to explore acquisitions of, and strategic alliances with, other providers of Internet access, broadband and telephony services, such as traditional Internet service providers or "ISPs," direct subscriber line or "DSL" providers, other fixed-wireless service providers in licensed or unlicensed frequencies and competitive local exchange carriers or "CLECs."

     Heartland Cable provides an average of 26 analog channels of cable television and local broadcast network programming to 58 operating markets in the central United States, including one market operated under a management arrangement with CS Wireless, pending consummation of an agreement to assign this market to the Company. Heartland Cable also offers up to 185 channels of digital direct broadcast satellite ("DBS") programming from DIRECTV and its distributors in 51 of its operating markets. At November 1, 1999, the Company had wireless cable channel rights in 87 markets and Heartland Cable provided wireless multichannel video service to approximately 150,700 subscribers, including approximately 21,600 subscribers who received DIRECTV programming sold and serviced by Heartland Cable.

     The Company also provides two-way high-speed wireless Internet access services primarily to businesses and SOHOs. The Company currently offers high-speed Internet access under temporary developmental FCC licenses in Austin and Sherman/Denison, Texas, providing service to over 100 business customers. The Company, through national independent contractors, also offers technical support, e-mail, Web design and hosting and domain name registration and maintenance in connection with its high-speed Internet access business.

     In connection with the FCC's rules on MMDS two-way communications services that were adopted in September 1998 and finalized in July 1999, the FCC has stated that it will announce a one-week "filing window" for applications for two-way authorizations. The Company currently expects the FCC to open this window in the second quarter of 2000, at which time the Company intends to file two-way applications for a number of its markets, including Austin and Sherman/Denison. All such applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in the Company's markets and neighboring markets. All complete applications that have not been opposed within 120 days after the close of the filing window will be granted. Although the Company believes it will be able to file for and receive two-way authorizations to replace its developmental authorizations in Austin and Sherman/Denison, there can be no assurance that it will receive such authorizations in these or other markets.

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this report relating to the Company's operating results, and plans and objectives of management for future operations, including plans or objectives relating to the Company's business strategy and financing needs, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," "plans" or comparable terminology or by discussions of strategy. Such statements reflect the Company's current view relating to future events and are based on an assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions and uncertainties deemed relevant by management, including (i) the supply of wireless broadband customer premises and transmission equipment for two-way Internet, data, wireless local loop and Internet protocol or "IP" telephony services provided over MMDS spectrum, (ii) the ability to obtain two-way authorizations from the FCC for Internet and other wireless broadband services, (iii) business and economic conditions in the Company's existing markets, and (iv) competitive products and services, as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Investors are cautioned not to place undue reliance on the forward-looking statements made in this report.

FINANCIAL RESTRUCTURING

     On December 4, 1998, the Company filed a voluntary, pre-negotiated Plan of Reorganization (the "Plan of Reorganization" or "Plan") under Chapter 11 of the U.S. Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court on March 15, 1999, and became effective on April 1, 1999 (the "Effective Date").

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

     The Company also is obligated under the Plan to issue (i) warrants to acquire an additional 275,000 shares of common stock, and (ii) additional shares of common stock, which the Company does not believe will exceed 75,000, to satisfy certain miscellaneous unsecured claims that may be allowed by the Bankruptcy Court, including claims related to contract disputes, lease rejection claims, tort claims (except for personal injury or wrongful death claims) and indemnity claims. As of November 1, 1999, none of the 275,000 warrants had been issued, and 14,717 shares of common stock had been issued to settle miscellaneous unsecured claims. The 275,000 warrants will be allocated first to holders of pre-petition bondholder litigation claims, to the extent any such claims are allowed by the Bankruptcy Court and exceed available corporate liability insurance proceeds; second, pro rata among holders of pre-petition stockholder litigation claims, to the extent any such claims are allowed by the Bankruptcy Court and exceed any available corporate liability insurance proceeds; and third, pro rata among pre-petition holders of common stock.

     Also under the Plan, the Company's old employee and nonemployee director stock option plans were terminated, and the Company adopted a new Share Incentive Plan ("New Stock Option Plan"). The Company is authorized to grant awards for a total of 900,000 shares of common stock under the New Stock Option Plan. At November 1, 1999, the Company had granted options to purchase a total of 807,000 shares of common stock under the New Stock Option Plan, of which options to purchase 85,000 shares had been exercised.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     As a result of the application of Fresh Start Reporting, financial information in the accompanying unaudited condensed consolidated financial statements as of September 30, 1999, and for the period from the Effective Date to September 30, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of December 31, 1998, and for the three and nine months ended September 30, 1998, and for the period January 1, 1999, through the Effective Date (the "Predecessor Period"). Accordingly, such information is not comparable. However, for purposes of comparison discussions below, the nine months ended September 30, 1999, represents the combined amounts for the period January 1, 1999 through the Effective Date, and the period from the Effective Date through September 30, 1999. The Predecessor Period includes operations through March 31, 1999, plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations for the Effective Date through September 30, 1999. The most significant impact of Fresh Start Reporting on the Company's operating results is decreased depreciation, amortization and interest expense.

     Revenues; Subscribers. The Company's revenues consist of fees generated from start-up Internet operations in Austin and Sherman/Denison, Texas, monthly fees paid by multichannel video subscribers for basic programming, equipment rental and other miscellaneous fees. The Company's revenues for the third quarter of 1999, consisting primarily of revenues from the Company's video business, were $16.6 million, compared to $18.2 million for the third quarter of 1998. Revenues for the nine months ended September 30, 1999, were $ 51.5 million, compared to $55.9 million for the same period last year. The average number of video subscribers for the three months ended September 30, 1999, was 153,971 compared to 167,142 for the same period of 1998. For the nine months ended September 30, 1999, the average number of subscribers was 156,486 compared to 174,933 for the nine months ended September 30, 1998. The decline in revenues over the periods presented is the result of a decline in video subscribers coupled with a decline in the average monthly recurring revenue per subscriber for the third quarter of 1999. The decline in video subscribers is related primarily to (i) the Company's first system-wide price increase in the fourth quarter of 1998, which resulted in increased disconnects by video subscribers, (ii) the Company's revision of its equivalent basic unit ("EBU") that it uses to compute subscriber count in multiple dwelling units ("MDUs") (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Method for Reporting Subscribers"), (iii) decreased marketing of MMDS subscription television services and overall increased competition for cable television services, and
(iv) a loss of subscribers in Austin in the second quarter of 1999, which resulted from a technology conversion that caused some existing subscribers to fall outside of the coverage range of the new technology. Internet service revenues for the quarter and nine months ended September 30, 1999, were not material.

     The Company began operating an additional market on behalf of CS Wireless in May 1999, which added approximately 1,650 subscribers and $133,000 in additional revenue for the third quarter and $230,000 for the nine-month period. On a per subscriber basis, average monthly recurring revenue per video subscriber was $33.23 for the quarter ended September 30, 1999, compared to $33.76 for the same quarter of 1998. The decrease was caused by the growing number of DIRECTV subscribers in the Company's subscriber base, which generate lower average revenues to the Company than MMDS subscribers. However, DIRECTV offerings have a lower programming cost, which results in an overall higher gross margin than MMDS offerings. Average monthly recurring revenue per subscriber was $33.75 for the nine months ended September 30, 1999, compared to $33.78 for the same period last year. Year-to-date average revenue per subscriber was essentially flat compared to the same period last year, as the increases caused by a greater percentage of customers purchasing premium services was offset by a higher proportion of DIRECTV customers.

     System Operations Expense. Systems operations expense includes programming costs, channel lease payments, labor and overhead relating to service calls and churn, transmitter site and tower rentals, certain repairs and maintenance expenditures and Internet service costs. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. System operations expense was $8.0 million, or 48.5% of revenues, for the third quarter of 1999, compared to $8.8 million, or 48.2% of revenues, for the third quarter of 1998. For the nine months ended September 30, 1999, system operations expense was $24.8 million, or 48.2% of revenues, compared to $27.1 million, or 48.4% of revenues, for the comparable prior year period. System operations expense decreased over both periods primarily due to lower programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. Average monthly churn was 3.6% and 3.1% for the quarter and nine months ended September 30, 1999, respectively, compared to 3.7% and 3.5% for the quarter and nine months ended September 30, 1998, respectively.

     Selling, General and Administrative (SG&A) Expense. SG&A expense for the third quarter of 1999 was $8.4 million, or 50.6% of revenues, compared to $10.4 million, or 57.3% of revenues, for the same period last year. For the nine months ended September 30, 1999, SG&A expense was $26.4 million, or 51.3% of revenues, compared to $27.8 million, or 49.7% of revenues, for the same period in 1998. SG&A expense for the three and nine months ended September 30, 1999, included $409,000 and $1.0 million, respectively, in costs associated with the Company's Internet operations, which primarily included labor and marketing expenses incurred to launch the Austin and Sherman/Denison markets. Excluding Internet costs and revenues, SG&A would have been 48.2% and 49.3% of revenues for the three and nine month periods, respectively. SG&A expense decreased for the quarter and nine-month periods in 1999 due to decreased marketing costs and savings from consolidation of certain market offices and management, slightly offset by increased expenditures to improve service at the Company's customer care center and start-up costs for the Internet access business. Excluding Internet costs, third quarter SG&A decreased as a percent of revenues primarily due to lower MMDS video advertising expenditures as the Company emphasized DIRECTV marketing which requires fewer advertising dollars to promote brand awareness.

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment. The Company's policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor and overhead. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheets. Depreciation and amortization expense was $6.0 million and $17.5 million for the three months and nine months ended September 30, 1999, respectively, compared to $12.2 million and $34.7 million for the three months and nine months ended September 30, 1998, respectively. The decrease in depreciation expense over the periods presented was due to a write-down of certain long-lived assets to estimated fair market value during 1998, in accordance with Statement of Financial Accounting Standards No. 121.

     Operating Loss. The Company generated operating losses of $5.9 million and $17.2 million for the three and nine months ended September 30, 1999, respectively, compared to $101.3 million and $139.4 million for the three and nine months ended September 30, 1998, respectively. Excluding the write-down of long-lived assets in the second and third quarters of 1998, operating loss for the nine months ended September 30, 1999, improved $16.3 million from the prior year. This was primarily due to lower programming costs, as well as lower depreciation expense resulting from the write-down of assets to estimated fair market value during 1998 in accordance with Statement of Financial Accounting Standards No. 121, offset somewhat by the decrease in revenues between periods. Consolidated EBITDA, excluding the impairment of long-lived assets charge recorded in 1998, was a positive $141,000 and a positive $244,000 for the three and nine months ended September 30, 1999, respectively, compared to a negative $1.0 million and a positive $1.1 million for the three and nine months ended September 30, 1998, respectively. EBITDA decreased during the 1999 nine-month period presented due to lower revenues resulting from fewer subscription television subscribers and higher SG&A expenses related to the Company's launch of its Internet operations.

     Interest Income. Interest income was $376,000 and $1.2 million for the three and nine months ended September 30, 1999, respectively, compared to $646,000 and $2.1 million for the three and nine months ended September 30, 1998, respectively. The decrease in interest income was due to higher interest earnings in the first three months of 1998 on larger escrowed balances segregated for the payment of interest on senior notes, which were paid in April 1998, combined with lower overall cash balances in the current year due to payment of reorganization costs.

     Interest Expense. The Company incurred interest expense of $272,000 and $902,000 for the three and nine months ended September 30, 1999, respectively, compared to $10.0 million and $30.0 million for the three and nine months ended September 30, 1998, respectively. Interest expense decreased in 1999 because the Company discontinued the accrual of interest on its senior notes and convertible notes upon filing its voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998. These notes were fully discharged upon confirmation of the Plan of Reorganization on March 15, 1999, and removed from the Company's books in accordance with Fresh Start Reporting on April 1, 1999, the Effective Date of the reorganization. Consequently, no interest expense was incurred on these senior and convertible notes during 1999. If interest had continued to be accrued, total interest expense would have been $12.6 million for the period from January 1, 1999, through the Effective Date.

     Equity in Losses of Affiliates. The Company recorded equity in losses of affiliates of $30.3 million for the nine months ended September 30, 1998, during which time the Company owned approximately 20% of the outstanding common stock of Wireless One, and approximately 36% of the outstanding common stock of CS Wireless. Losses recorded in prior years for Wireless One reduced the Company's investment balance to zero in November 1997. During the second quarter of 1998, the Company wrote off $6.8 million of its excess cost in CS Wireless and during the third quarter of 1998, the Company wrote off its remaining investment balance of $11.7 million based on losses incurred by CS Wireless. In December 1998, the Company sold its 36% equity interest in CS Wireless to CAI Wireless Systems, Inc. Accordingly, no losses from affiliates were recorded in 1999.

     Other Income/Expense. Other income increased during the three and nine-month periods as the result of cash settlements from certain litigation matters. Other expense during the current three-month period includes losses on disposal of obsolete reception facilities, including charges to dismantle and remove such equipment from operating markets.

     Reorganization Costs. During the nine months ended September 30, 1999, the Company incurred $2.9 million in expenses related to its reorganization under Chapter 11. These costs were for financial and legal advisors, accountants and administrative costs.

     Gain on Debt Forgiveness. In connection with the Plan, the Company recorded an extraordinary gain of approximately $173.8 million reflecting the extinguishment of liabilities subject to compromise in exchange for common stock and warrants. On the Effective Date, the Company's senior notes and convertible notes totaling approximately $318.0 million, including the interest accrued thereon and associated unamortized discounts and debt issuance costs, were canceled and exchanged for 10 million shares of newly-issued common stock and warrants to acquire 825,000 shares of common stock, with a combined fair value of $144.2 million. This extraordinary gain is not taxable to the Company pursuant to Federal income tax law because it arose in connection with the Company's recapitalization under Chapter 11 of the U.S. Bankruptcy Code. It will, however, result in a permanent Tax Attribute Reduction to be determined, as discussed in note 2 of Notes to Condensed Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Cash Requirements."

     Net Loss. The Company has recorded net losses since inception. Excluding the extraordinary gain on debt forgiveness discussed above, the Company incurred net losses of $7.8 million for the Predecessor Period January 1, 1999, through the Effective Date and net losses of $11.5 million for the Successor Period. Net loss for the third quarter ended September 30, 1999, was $6.4 million, compared to $23.2 million for the third quarter of the prior year, excluding certain nonrecurring impairment charges in the third quarter of 1998. The improvement in net loss resulted primarily from lower depreciation expense related to the nonrecurring impairment charges, lower interest expense due to the cancellation of approximately $318.0 million in debt in the Company's financial restructuring, cost savings from consolidation of certain market offices and management, and decreased video marketing expenses. Per share amounts are not comparable between the Predecessor and Successor Periods and, accordingly, are not presented or discussed for the Predecessor Period.

LIQUIDITY AND CAPITAL RESOURCES

     The wireless broadband network business is capital-intensive. Since inception, the Company has expended funds to lease or otherwise acquire MMDS channel rights in various markets and systems in operation, to construct operating systems and to finance initial system operating losses. The Company's primary sources of capital have been from subscription fees, debt financing, the sale of common stock and the sale of MMDS channel rights that were not part of the Company's strategic plan. The growth of the Company's business will require substantial investment for the development and launch of wireless broadband services such as high-speed Internet, wireless local loop and IP telephony services. The approval by the FCC of flexible two-way use of the Company's spectrum will allow the Company to deploy these new applications that the Company believes are necessary to maximize the value of its broadband spectrum, but will require additional capital resources to develop and implement.

     The Company estimates that a launch of a new wireless broadband network system providing high-speed Internet access in a typical non-operating market will involve an initial expenditure of approximately $450,000 to $600,000 for base station equipment, depending upon the type and sophistication of the equipment, assuming the Company is able to lease transmission tower space rather than construct a new tower. The Company believes that incremental base station costs to launch an Internet service business in one of the Company's existing systems will be $200,000 to $400,000. In addition, the Company estimates that the acquisition and installation of each new Internet subscriber will cost approximately $1,700. This includes charges for equipment, labor, overhead and direct commissions. This may be partially offset by installation and other up-front fees. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities in markets not previously operating a video business, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

     Cash used in operations was $189,000 during the nine months ended September 30, 1999, compared to $5.7 million during the same period of 1998. During the second quarter of 1998, the Company paid $8.8 million in interest on its senior notes. No interest was paid on these notes since that time, as the Company discontinued accruing interest on its senior notes when the Company filed its bankruptcy petition on December 4, 1998, and the debt was discharged effective March 15, 1999, upon confirmation of the Plan. In addition, the Company received approximately $700,000 in settlement of certain litigation matters. This increase in cash provided by operations was partially offset by an increase in cash paid of $1.9 million for reorganization costs and lower revenues resulting from fewer subscribers in 1999, net of savings from lower programming costs.

     Cash used in investing activities was $6.1 million during the nine months ended September 30, 1999, compared to $1.5 million for the same period in 1998. Cash provided by investing activities during 1998 included $8.7 million from the sale of debt securities held in the Company's escrow account for payment of interest on its senior notes. Cash used for the purchase of systems and equipment decreased $4.1 million during the nine months ended September 30, 1999, due to fewer subscriber installs in 1999, as well as tower equipment purchases in 1998 related to channel construction in certain markets.

     Cash used in financing activities was $461,000 during the nine months ended September 30, 1999, compared to $1.1 million during the comparable 1998 period. Cash used in the prior year was for principal payments on capital lease obligations and other notes payable, several of which have been fully repaid. Payments on long-term debt in the current year represent principal payments on the Company's BTA debt, which commenced in the fourth quarter of 1998. Current year debt payments were largely offset by $1.1 million in cash proceeds from the exercise of employee stock options.

     At November 1, 1999, the Company had approximately $23.7 million of unrestricted cash and cash equivalents and $626,000 in restricted cash representing collateral securing various outstanding letters of credit to certain vendors of the Company.

FUTURE CASH REQUIREMENTS

     The Company's goal is to become a leading provider of wireless broadband network services in its markets. To implement this strategy, the Company plans to (1) launch high-speed Internet access service to medium-sized and small businesses in an additional 18 markets by the end of 2001, (2) increase the Company's geographic scope for broadband network services by acquisitions or alliances, (3) offer telephony services including wireless local loop and voice over Internet protocol or "VOIP" services, and (4) maintain the Company's subscription television business which, coupled with anticipated improvements in operating costs, the Company expects should provide revenues sufficient to cover substantially all operating costs of the subscription television business (excluding certain unallocated corporate overhead) while the Company develops and expands other wireless broadband businesses.

     In October 1999 the Company announced that it had signed a definitive agreement for the sale and leaseback of 34 of its communications towers, under which it expects to receive $7.0 million in the fourth quarter of 1999. This transaction is subject to customary closing conditions. The Company also expects to receive approximately $4.5 million in the fourth quarter of 1999 in exchange for its equity interest in Wireless One, which the Company expects will announce confirmation of its plan of reorganization in the fourth quarter of 1999. Additionally, from time to time the Company has been engaged in discussions with vendors and prospective vendors regarding financing of equipment necessary in the build-out of two-way wireless broadband communications systems.

     Although the Company does not expect to generate sufficient cash flow to fully implement its long-term business strategy without additional capital or financing, management expects that cash on hand and cash generated from operations, the tower sale-leaseback and the Wireless One equity exchange will be sufficient to fund operations and capital requirements at least until the end of 2000. On August 4, 1999, the Company filed a registration statement with the SEC relating to the proposed offering by the Company of 2 million shares of common stock. The SEC has notified the Company that the Company may request, and the staff would grant, acceleration of the effectiveness of the registration statement. To date, the Company has not requested such acceleration, and has not determined when, or if, it will request acceleration of its registration statement. The Company may determine to delay or withdraw such offering, depending upon market conditions and equipment financing opportunities, among other things.

     The Company may seek additional capital or financing in 2000 if it accelerates the implementation of its business strategy, if it consummates significant acquisitions or alliances or if its operating assumptions prove to be inaccurate. In any event, the Company likely will seek additional capital or financing before the end of 2001 in order to implement its long-term business strategy. Options include the sale of debt or equity securities, including acceleration of the above-referenced registration statement, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets.

     As a result of the cancellation of the Company's senior notes and convertible notes and the issuance of new shares of common stock and warrants under the Plan of Reorganization, certain tax attributes of the Company must be permanently reduced. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). Management is currently considering the impact of alternatives available to the Company in performing this Tax Attribute Reduction, but has not yet concluded which alternative it will select. Accordingly, amounts allocated to the successor assets and liabilities at the Effective Date may be revised and such revisions could be material. Management will endeavor to select that Tax Attribute Reduction alternative which will best meet its business objectives and maximize future tax benefits. Regardless of the alternative that is selected, the cancellation of debt will not constitute taxable income.

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

     At the present time management has not determined how much, if any, pre-bankruptcy net operating losses will be available to offset post-bankruptcy taxable income. In the current quarter, the Company has continued to experience losses and does not believe that prospective Tax Attribute Reduction will have a material impact on the Company's condensed consolidated financial statements.

EQUIPMENT VENDORS

     MMDS Internet access equipment and customer premises equipment such as routers, Ethernet switches, wireless data converters and transceivers currently are available from a variety of sources such as Cisco Systems, Inc. ("Cisco"), Conifer Corporation and California Amplifier, Inc. Hybrid Networks, Inc. ("Hybrid") currently is the primary provider of wireless Internet modems to MMDS operators. In August 1999, Sprint Corporation ("Sprint") announced that it had agreed to buy $11.0 million of convertible debentures in Hybrid, as well as $10.0 million of equipment from Hybrid to be used in Sprint's MMDS wireless broadband service. The Company believes that Sprint's announcement will facilitate Hybrid's production of wireless Internet modems.

     In addition to Hybrid, the Company has identified other suppliers that it believes will become sources of modems by the end of the first quarter of 2000. Furthermore, in October 1999, Cisco announced that it intended to work with 10 high-tech companies to develop an open technology standard for two-way transmission of data, voice and video over wireless spectrum, including MMDS spectrum. The announced companies included Broadcom Corp., Motorola, Inc., Pace Micro Technology, Samsung, Texas Instruments, Inc. and a unit of Toshiba. The Company believes that Cisco's announcement, as well as the recent announcements by MCI WorldCom, Inc. and Sprint of the acquisition of MMDS spectrum covering a total of over 70 million homes, will accelerate the production of wireless modems from multiple vendors. However, there can be no assurance that additional vendors will come to market with an adequate supply of reliable wireless modems on satisfactory terms and conditions in a timely manner. A lack of available modems could have a material adverse effect on the Company's ability to implement its business strategy in a timely manner.

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

THE YEAR 2000

     The Company has established an employee team to identify and correct Year 2000 compliance issues. Information technology ("IT") systems with non-compliant code have been identified and modified or replaced with systems that are Year 2000 compliant. Similar actions have been taken with respect to non-IT systems; primarily systems embedded in office, communications and other facilities. Progress of the team's efforts is being monitored by senior management and periodically is reported to the Audit Committee of the Board of Directors.

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

     Headend Equipment/Addressable Systems. The Company has evaluated these systems and has completed remediation of certain identified features that were not Year 2000 compliant through software and hardware upgrades, including all hardware and software related to satellite relays.

     Billing and Collection Systems. The Company has verified Year 2000 compliance with its billing and collections software vendor and completed additional testing on this software during the third quarter of 1999.

     Telecommunications System in Customer Care Facility. The Company has upgraded its system software to be Year 2000 compliant and has obtained documentation from the software supplier verifying Year 2000 compliance.

     Although the Company believes that it has identified and remediated any Year 2000 problems in the Company's mission critical systems, if other significant Year 2000 problems are not discovered or are not remediated in a timely manner, significant failures of these functions could occur and could have material adverse consequences for the Company's operations. Management believes, based on information currently available and the current status of the Company's efforts to identify and correct Year 2000 problems, that the worst case scenarios that could affect the Company's operations as a result of Year 2000 problems are an inability to:

     o    transmit and receive data,

     o    transmit and receive video programming, and

     o    produce and send invoices.

     While the Company has tested its own mission-critical systems for Year 2000 problems, it does not control the systems of its suppliers. The Company has received assurance from its suppliers regarding the Year 2000 readiness of their systems. The Company also conducted interoperability testing (where practical) to determine whether the Company's suppliers' systems will accurately provide the Company's systems with date, data and functionality into and beyond the new millennium. This testing and evaluation was completed in the third quarter of 1999. Notwithstanding these measures, there is some risk that the interoperation of the Company's systems with those of its suppliers, including video programming suppliers, may be affected by the Year 2000 date change. Any such impact could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Having identified its mission-critical and business-critical systems of its key suppliers, and the associated risks of failure of those systems to be Year 2000 compliant, the Company has devised contingency plans which will be implemented if it determines that any of those systems will not be made Year 2000 compliant in a timely manner. These contingency plans include implementation of emergency backup, recovery, redundancy and/or response procedures and schedules for all mission critical systems.

     The Company does not believe the costs related to its Year 2000 compliance project will be material to its financial condition, results of operations or cash flows. The Company did not have any material expenditures prior to 1999 for Year 2000 compliance projects. During 1999 the Company has spent approximately $175,000 for Year 2000 compliance initiatives, which are substantially complete. Unanticipated failures by critical vendors, as well as the failure by the Company to satisfactorily execute its own identification, remediation and/or contingency efforts, could have a material adverse effect on the success and cost of the project, as well as its estimated completion date. As a result, there can be no assurance that these forward-looking results will be achieved, and the actual cost and effects on the Company's financial condition, results of operations or cash flows could differ materially from these estimates.

COMMITMENTS AND CONTINGENCIES

     The Company and certain of its former directors and officers are the subject of certain pending litigation. See note (7) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 "Financial Statements," and
Part II, Item 1 "Legal Proceedings" of this Form 10-Q. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

INFLATION

     Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delayed the effective date of SFAS No. 133. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects that the adoption of SFAS No. 133 will not have an impact on its financial condition, results of operations or cash flows.

RECENT EVENTS

     In October 1999, the Company announced that it had signed a definitive agreement with SBA Towers, Inc. ("SBA") to sell 34 communications towers to SBA for $7.0 million. The Company will lease back space on the towers from SBA for the Company's wireless Internet and video operations. Management expects the transaction to close in the fourth quarter of 1999. The transaction is subject to customary closing conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt. The Company's long-term debt, which consists primarily of $14.1 million relating to the acquisition of certain BTAs in March 1996, bears a fixed interest rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and currently is not evaluating the future use of any such financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Securities Litigation. The Company and certain of its former officers and directors are co-defendants in a stockholder action filed in February 1998 in the United States District Court for the Northern District of Texas, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). On July 8, 1999, for the second time, the court granted defendants' motion to dismiss the plaintiffs' complaint for failure to state a claim. The court granted plaintiffs permission to file an amended complaint for a second time, which the plaintiffs have filed and to which the individual defendants have responded.

     Certain of the Company's former officers and directors to whom the Company may have indemnity obligations are co-defendants in a purported securities class action lawsuit originally filed in July 1998 in State District Court in Kleburg County, Texas, styled Thompson, et al. v. Heartland Wireless Communications, Inc. et al. (98-371-d). This matter currently is set for trial in April 2000. The Company's liability with respect to the Thompson and Coates lawsuits is limited under the Plan of Reorganization as described below.

     The Company's By-Laws as in effect before the Effective Date of the Plan provided for indemnification of the Company's officers and directors to the fullest extent permitted under Delaware law. Generally, Section 145 of the General Corporation Law of the State of Delaware (the "DGCL") permits a corporation to indemnify any person who was or is a party to any action because such person is or was a director, officer, employee or agent of such corporation for liabilities related to any such action if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interest of such corporation. As a result, the Company's current and former directors and officers who are parties to the securities actions may have a claim for indemnification against the Company to the extent they incur liabilities resulting from or incur expenses in defending these actions. The treatment of any such claims is provided for in the Plan.

     Under Section 11.5 of the Plan, the Company is obligated, to the extent permitted under the DGCL, to indemnify persons who served as officers or directors of the Company on or after April 25, 1997, for certain liabilities arising as a result of such persons having served as an officer or director of the Company, including, subject to the limitations described below, liabilities arising out of their being named as a defendant in the securities lawsuits. The Company's obligations under Section 11.5 of the Plan are referred to as "Assumed Indemnity Obligations." The Company's Assumed Indemnity Obligations do not apply, however, with respect to any liability arising from acts or omissions occurring prior to April 25, 1997, if the liability is based on (1) a breach of the individual's duty of loyalty to the Company or the Company's stockholders,
(2) acts or omissions taken not in good faith and not in a manner they reasonably believed to be in or not opposed to the Company's best interest or which involve intentional misconduct, gross negligence or a knowing violation of law or (3) any transaction from which the director or officer derived any improper personal benefit. Claims asserted by former directors and officers of the Company which are not covered by the Company's Assumed Indemnity Obligations, to the extent allowed by the Bankruptcy Court, are classified as Class 6 Indemnity Claims under the Plan. Under Section 4.6 of the Plan, holders of Class 6 Indemnity Claims allowed by the Bankruptcy Court are entitled to recover on account of such claims only to the extent of any available coverage under the Company's corporate liability insurance, including any self-insured retention under those policies.

     All of the Company's former officers and directors of the Company who are defendants in the Coates and Thompson actions, other than two former officers and directors who are defendants in each of the Coates and Thompson actions, served as an officer or director after April 25, 1997, and, therefore, are beneficiaries of the Assumed Indemnity Obligations. To the extent the two former officers and directors or any other former or current officer or director who otherwise is not entitled to the benefit of the Assumed Indemnity Obligations incur liability in any of these lawsuits, the Company believes that any claim they may assert against the Company for indemnification, to the extent allowed by the Bankruptcy Court, will be treated as Class 6 Indemnity Claims under the Plan and their recovery will be limited to any available proceeds of the Company's corporate liability insurance. To the extent any of the other former or current officers or directors incur any liability in any of these lawsuits, the Company would be obligated to indemnify such persons, subject to the exceptions described above, to the extent the proceeds of the Company's corporate liability insurance are insufficient to cover such liabilities.

     To the extent plaintiffs in the Coates or Thompson actions are entitled to any recovery from the Company and the Bankruptcy Court allows any claim they may file against the Company, the Company believes any such claim for recovery would be classified under the Plan as a Class 7 Bondholder Litigation Claim, which is a claim based on the purchase or sale of the Company's debt securities, or a Class 8 Stockholder Litigation Claim, which is a claim based on the purchase or sale of the Company's equity securities. Under the Plan, each holder of a Bondholder Litigation Claim that is allowed by the Bankruptcy Court will be entitled to receive, in full satisfaction of such claim, (1) a pro rata portion of any liability insurance proceeds that remain after the satisfaction of the Company's Assumed Indemnity Obligations and payments made on Class 6 Indemnity Claims and (2) if insurance proceeds are insufficient to satisfy such claim in full, a pro rata portion of the 275,000 warrants that the Company is obligated to issue under the Plan, up to the number of warrants with a value sufficient to satisfy the allowed amount of such claim. Each holder of a Stockholder Litigation Claim that is allowed by the Bankruptcy Court will be entitled to receive, in full satisfaction of such claim, (1) a pro rata portion of any liability insurance proceeds that remain after the satisfaction of the Company's Assumed Indemnity Obligations, Class 6 Indemnity Claims and Bondholder Litigation Claims and (2) if insurance proceeds are insufficient to satisfy such claim in full, a pro rata portion of the Stockholder Litigation Claims portion of the 275,000 warrants that the Company is obligated to issue under the Plan, up to the number of warrants with a value sufficient to satisfy the allowed amount of such claim. The Stockholder Litigation Claims portion of these warrants will be that portion of the warrants that remains after satisfaction of Bondholder Litigation Claims that bears the same proportion to the total number of remaining warrants as the number of shares of equity interests represented by allowed Stockholder Litigation Claims bears to the number of shares of equity interests represented by the allowed Stockholder Litigation Claims and the allowed claims of previous holders of common stock and other equity interests in the Company prior to the Effective Date.

     Late Fee Litigation. The Company is a party to a purported class action lawsuit alleging, among other things, overcharging of administrative late fees. The lawsuit is styled Azalia Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1). The Company believes that the plaintiff's claims in the Garcia case are barred by, among other things, the order confirming the Plan of Reorganization entered by the Bankruptcy Court on March 15, 1999, for plaintiff's failure to file a proof of claim, and that the plaintiff is entitled to no recovery under the Plan. The Company has filed a motion with the Bankruptcy Court to permanently enjoin and dismiss this matter. The Bankruptcy Court has heard oral arguments on the motion, but has not rendered a decision.

     The Company also is a party to a purported late fee class action lawsuit styled Ysasi, et al., v. Heartland Wireless Communications, Inc. (98-6430-B). The plaintiff in Ysasi has moved for summary judgment against Nucentrix on the grounds of usury and unenforceable late fees. This motion is scheduled for hearing November 22, 1999.

     Motion to Revoke Order of Confirmation. In September 1999 the Company received notice that a Motion to Revoke Order of Confirmation had been filed pro se by two former stockholders in Heartland Wireless Communications, Inc. in the
U. S. Bankruptcy Court for the District of Delaware (No. 98-2692-JJF). The Motion asserts that the Company procured the order confirming the Plan by fraudulently undervaluing the enterprise value of the Company, and seeks to set aside the order. The Company has responded to this Motion, believes the Motion is without merit and intends to vigorously defend the matter.

     General. For additional information on the above matters, see "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company intends to vigorously defend the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company is a party, from time to time, to routine litigation incident to its business. The Company does not believe that any other pending litigation matter will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         2.1 Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 19,
                 1999).

         2.2 Order Confirming the Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of March 15, 1999 (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 17, 1999, No. 333-80929).

         3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 10-Q")).

         3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

         *27     Financial Data Schedule

------------------
*Filed herewith.

     (b) REPORTS ON FORM 8-K

         None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 11, 1999   NUCENTRIX BROADBAND NETWORKS, INC.



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

 2.2              Order Confirming the Plan of Reorganization Under Chapter 11
                  of the Bankruptcy Code, dated as of March 15, 1999
                  (incorporated by reference to Exhibit 2.2 to the Registrant's
                  Registration Statement on Form S-1 filed with the SEC on June
                  17, 1999, No. 333-80929).

 3.1              Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 10-Q")).

 3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

 *27              Financial Data Schedule

---------------------------------
*Filed herewith