Form 10-K
period 1999-12-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2000-03-30
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                           COMMISSION FILE NO. 0-23694

                       NUCENTRIX BROADBAND NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                                  73-1435149
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

     200 CHISHOLM PLACE, SUITE 200
            PLANO, TEXAS                                            75075
(Address of principal executive offices)                          (Zip Code)

                                 (972) 423-9494
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
        Title of each class                                on which registered
        -------------------                                -------------------
COMMON STOCK, PAR VALUE $.001 PER SHARE                  THE NASDAQ STOCK MARKET

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts I, II, III, and IV of this Form 10-K or any amendment to this Form 10-K. [ ]

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

AGGREGATE MARKET VALUE OF OUTSTANDING COMMON STOCK HELD BY NON-AFFILIATES OF THE
REGISTRANT, AS OF MARCH 27, 2000.......................................................   $     152,101,635
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 27, 2000......................          10,148,183

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 9, 2000.

--------------------------------------------------------------------------------

                       NUCENTRIX BROADBAND NETWORKS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I
         Item 1.   Business.......................................................................................3
         Item 2.   Properties....................................................................................33
         Item 3.   Legal Proceedings.............................................................................33
         Item 4.   Submission of Matters to a Vote of Security Holders...........................................37

PART II
         Item 5.   Market for Registrant's Common Equity and Related Matters.....................................37
         Item 6.   Selected Financial Data.......................................................................39
         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................................41
         Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.....................................55
         Item 8.   Financial Statements and Supplementary Data...................................................55
         Item 9.   Change in and Disagreements with Accountants
                   on Accounting and Financial Disclosure........................................................55
PART III
         Item 10.  Directors and Executive Officers of the Registrant............................................55
         Item 11.  Executive Compensation........................................................................55
         Item 12.  Security Ownership of Certain Beneficial Owners and Management................................56
         Item 13.  Certain Relationships and Related Transactions................................................56

PART IV
         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................56

Note: The responses to Items 10 through 13 are included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 9, 2000. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

                           FORWARD LOOKING STATEMENTS

     This document contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue" and similar expressions, as they relate to us, as well as discussions of our strategy, are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions and uncertainties deemed relevant by management, including:

     o   business and economic conditions in our existing markets,

     o   competitive technologies, products and services,

     o regulatory and interference issues, including grant of two-way transmission authorizations,

     o the capabilities of the VOFDM (Vector Orthogonal Frequency Division Multiplexing) technology platform we intend to use for wireless broadband services, and

     o those matters discussed specifically under "Item 1. Business - Risk Factors" and elsewhere herein.

We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

In this Annual Report on Form 10-K, we will refer to Nucentrix Broadband Networks, Inc., a Delaware corporation, as "Nucentrix," "we," "us" and "our."

ITEM 1. BUSINESS

     We use our high-capacity radio spectrum to provide fixed wireless broadband services in medium and small markets in the central United States. We control up to 196 MHz of radio spectrum in the 2.1 and 2.5-2.7 GHz band licensed by the Federal Communications Commission ("FCC") in 92 markets (including two markets for which we have signed a letter of intent to acquire). This spectrum band is commonly referred to as Multichannel Multipoint Distribution Service, or "MMDS." We currently provide always-on, high- speed wireless Internet access service under temporary developmental FCC licenses in two markets, primarily to medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. We began providing two-way wireless broadband Internet access in Sherman-Denison, Texas, in February 1999 and in Austin, Texas, in May 1999.

     In February 2000, we announced a strategic alliance and agreement with Cisco Systems, Inc. ("Cisco"), to pursue testing and deployment of fixed-wireless broadband services using VOFDM technology on a Cisco Powered Network(R). The agreement includes two field trials to be completed in Austin and Amarillo, Texas between September 2000 and the end of 2000. We expect to launch at least 20 total markets using VOFDM technology by the end of 2001. We believe that a VOFDM-based technology platform will allow us to maximize our coverage for two-way services in our markets, which should allow us to offer these services to more subscribers than possible through other fixed-wireless technologies currently available. We also expect that a VOFDM technology platform will allow us to provide a higher quality of service to our end users by decreasing the effects of multipath fading or narrowband interference that can exist in wireless operating environments.

     Historically, we have used our spectrum to provide wireless subscription television programming, commonly referred to as "wireless cable." We presently have wireless television transmission facilities constructed and operating in 58 markets in nine states. At February 29, 2000, we had about 130,100 wireless cable subscribers, including about 8,300 "combo" subscribers who also subscribed to DIRECTV(R) programming sold by us. In addition, at February 29, 2000, we serviced and received commissions on about 13,900 subscribers who only received DIRECTV programming. Going forward, our goal is to become a leading provider of wireless broadband services in our markets, and we expect the number of our wireless cable television subscribers to continue to decline as we allocate more of our spectrum to wireless broadband access and other wireless broadband services. We also may explore acquisitions of, and strategic alliances with, other providers of Internet access, broadband and telephony services, such as traditional Internet service providers ("ISPs"), digital subscriber line ("DSL") providers, other fixed or mobile wireless providers in licensed or unlicensed frequencies and Competitive Local Exchange Carriers ("CLECs").

     We use our spectrum to transmit and receive signals between a base station and transmit/receive equipment at each customer's location. Our radio spectrum is comprised of the following channels:

     o MDS (Multipoint Distribution Service)-- 2 channels in the 2150-2160 MHz band and 3 channels in the 2650-2680 MHz band,

     o ITFS (Instructional Television Fixed Service)-- 20 channels in the 2500-2686 MHz band,

     o MMDS (Multichannel Multipoint Distribution Service)-- 8 channels in the 2596-2644 MHz band, and

     o Leased rights to 20 MHz of WCS (Wireless Communications Service) spectrum at 2.3 GHz in 19 markets.

     We often collectively refer to the spectrum in the 2.1 and 2.5-2.7 GHz bands as "MMDS" in this document.

     We believe that our MMDS spectrum will be able to transmit and receive data at effective data rates of up to 22 Mbps downstream and 19 Mbps upstream per six-MHz channel, and can cover a service area radius of up to 35 miles from a single base station.

     Nucentrix was incorporated under the laws of the State of Delaware in October 1993 under the name Heartland Wireless Communications, Inc. Nucentrix emerged from a reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 1, 1999, and we changed our name on that date to Nucentrix Broadband Networks, Inc. See "Reorganization." Our executive offices are located at 200 Chisholm Place, Suite 200, Plano, Texas 75075, and our telephone number is (972) 423-9494.

INDUSTRY OVERVIEW

     Internet access is one of the fastest growing segments of the telecommunications industry. Data communication capabilities provided by the Internet allow medium-sized and small businesses to streamline e-commerce and communications among employees, customers and suppliers. To fully take advantage of the efficiency provided by the Internet's capabilities, we believe that businesses need high-speed Internet connectivity. We also expect the demand for high-speed Internet access from SOHOs and telecommuters to increase as an increasing number of employees work in remote offices or from their homes. In addition, we expect increasing consumer demand for higher access speeds to the Internet.

     Traditionally, medium-sized and small businesses, telecommuters and SOHOs have relied primarily on low-speed Internet access using existing telephone lines, as have substantially all consumer Internet users. Most telephone networks today are fiber, capable of high-capacity and high-speed transporting of data. However, the portion of the networks that ultimately connects to the customer premises, commonly referred to as the "local loop" or "last mile," generally is narrowband copper wire with service speeds limited to 56- 128 Kbps. This limitation currently constrains the capacity and speed of the Internet to most users. As a result, we believe that users are seeking affordable higher-speed access alternatives.

     In 1998, Nucentrix and several other MMDS companies demonstrated the commercial viability of providing high-speed Internet access using MMDS spectrum. However, the FCC historically had limited the use of MMDS spectrum to one-way transmissions. In September 1998, the FCC announced that it would authorize the use of MMDS spectrum to provide two-way services, including high-speed data, voice and video communications, subject to further reconsideration of these rules. The FCC then finalized its ruling in July 1999 and, in March 2000, announced that an initial, one-week filing window for applications for two- way services would open on July 3, 2000. This should allow us to receive two-way operating licenses in the fourth quarter of 2000. As a result of the FCC ruling permitting the use of MMDS spectrum for two-way services, we believe we are well positioned to meet the needs of business and, ultimately, residential users in our markets.

BUSINESS STRATEGY

     Our goal is to become a leading provider of high-speed wireless broadband network services in our markets. Our strategy includes the following key elements:

     Exploit the increasing demand for affordable high-speed Internet access. We plan to focus initially on medium-sized and small businesses, SOHOs and telecommuters in medium markets, where we believe the demand for high-speed Internet access is the greatest and alternatives, if available, have performance or distance limitations or are relatively expensive.

     Achieve "first to market" status. We believe that a significant percentage of our target business customers currently are unpassed by broadband cable or fiber network providers and have limited access to other high-speed alternatives. Even considering the time to build out a non-operating market, we believe we can complete a substantial portion of our facilities and begin reaching our target customer base faster than our competitors.

     Take advantage of our existing high capacity and wide coverage spectrum. We expect to benefit from our MMDS radio spectrum, which allows us to provide broadband services over large geographic areas. We believe that our MMDS spectrum will be able to transmit and receive data at effective data rates of up to 22 Mbps downstream and 19 Mbps upstream per six-MHz channel, or the equivalent of up to 14 T1 telephone lines. We control an average of 28 six-MHz channels in our existing markets. In addition, our MMDS spectrum has a typical coverage radius for a single base station design of up to 35 miles for high-speed Internet access service, or approximately 3,800 square miles, compared to a one to three-mile radius, or three to 28 square miles, for other wireless broadband service providers and a two to a five-mile radius from the local exchange carrier's central office, or 13 to 80 square miles, for DSL. This should allow us to reach businesses in office parks, suburbs, strip shopping centers and along interstate highways that other fixed wireless and DSL providers currently may be unable to serve with comparable speeds.

     Leverage our existing investment in MMDS infrastructure, including base stations and other transmission facilities. Although we intend to construct multi-cell systems to provide two-way Internet access service in some or all of our markets, we believe we will be able to use our existing base stations as part of our network design in a majority of our markets. Therefore, a portion of the capital required for Internet access delivery in these markets already has been invested. We believe the incremental cost to upgrade an existing wireless cable system to add Internet access service capabilities is about $300,000 to $600,000 per base station and the time to retrofit a base station is 30-60 days following receipt of necessary regulatory approvals. We estimate the buildout of an unconstructed market to deliver high-speed Internet access service will require an initial expenditure of approximately $500,000 to $750,000 for network equipment, depending upon the system design and type and sophistication of the equipment, assuming that we are able to lease rooftop or tower space rather than being required to construct new towers.

     Expand into residential market. MCI WorldCom and Sprint have announced acquisitions of MMDS spectrum covering up to 60 million total homes. As these companies build out their markets, we expect demand for wireless modems and other customer premises equipment to increase, putting downward pressure on the price of the equipment. As equipment prices decline, we plan to actively market our high-speed Internet access services to residential customers.

     Offer telephony services. We plan to implement telephony services over our MMDS spectrum in selected markets. Our trials with Cisco, which we expect to complete between September 2000 and the end of 2000, include Voice over Internet Protocol ("VoIP") tests. By the end of 2001, we expect to offer wireless local loop and/or VoIP services in certain of our markets.

     Expand through acquisitions and strategic alliances. We may pursue strategic acquisitions of MMDS spectrum that could increase our geographic service areas and enable us to accelerate our market penetration and expand our customer base. We also may explore acquisitions of, and strategic alliances with, other providers of Internet access, broadband and telephony services, such as traditional ISPs, DSL providers, other fixed or mobile wireless providers in licensed or unlicensed frequencies and CLECs.

NUCENTRIX'S WIRELESS BROADBAND SERVICES

     High-Speed Internet Access. In July 1998, we entered our first market in Sherman-Denison, Texas on a developmental basis as a retail business high-speed ISP. We initially offered a one-way wireless Internet access service using a six-MHz MMDS channel for downstream transmission and a standard telephone line connection for an upstream path. In August 1998, we received a temporary developmental authorization from the FCC to conduct two-way operations in this market and, in February 1999, we began offering two-way Internet access services over our MMDS spectrum.

     We upgraded our wireless cable headend facility in Austin, Texas and successfully completed testing for Internet access over this system in the second quarter of 1999. We launched this service in May 1999, also under a temporary developmental authorization from the FCC. We currently offer a variety of Internet services in Austin and Sherman-Denison, Texas for medium-sized and small businesses, telecommuters and SOHOs, which include:

     o   Internet access at speeds from 256 Kbps to 1.54 Mbps,

     o   technical support available 24 hours a day, 7 days a week,

     o   e-mail,

     o   Web design and hosting,

     o   domain name registration, and

     o   domain name and maintenance changes.

     The following table summarizes our current service offerings in Austin,
Texas:

                                                  NO. OF   1-YR CONTRACT
       PRODUCT                    SPEED           USERS    MONTHLY PRICE
---------------------------     ---------         -----    -------------

SOHO/Telecommuter Pack           256 Kbps             1     $  129.95
SOHO/Telecommuter Pack Plus      384 Kbps             1     $  159.95
Cyber Wave M256K                 256 Kbps          2-10     $  139.95
Cyber Wave M384K                 384 Kbps          2-10     $  169.95
Cyber Wave M768K                 768 Kbps          2-10     $  249.95
Cyber Wave M1.54M               1.54 Mbps          2-10     $  329.95

     Our current installation fee is $199.95. Our offerings may vary by market.

     Subscription Television Business. Through our wireless cable programming, we generally offer our subscribers local off-air VHF/UHF channels from affiliates of ABC, NBC, CBS and Fox and other local independent broadcast stations, as well as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WTBS, Discovery, the Nashville Network, A&E and other cable programming. The channels and programming that we offer in each market will vary depending upon the amount of spectrum capacity controlled in such market. The preceding marks are trademarks of the respective organizations and are not owned by us.

     Currently, wireless cable providers can offer a maximum of 33 channels of analog video programming. We have supplemented our analog channel capacity by entering into cooperative marketing arrangements with DIRECTV and DIRECTV distributors, which allow us to market up to 185 channels of digital programming in over 50 markets in combination with our MMDS offering or as a stand-alone offering. See "Suppliers." Our business strategy currently does not include the launch of any new wireless cable-only markets, or adding wireless cable programming to any of our unconstructed markets that we intend to build out for Internet services.

MMDS LICENSES AND LEASES

     We hold the licenses granted by the FCC for approximately 75% of our MMDS and MDS channels. We lease from third-party license holders the rights to (1) the remaining 25% of our MMDS and MDS channels and (2) all of our ITFS channels, which generally comprise 20 of the 33 channels available in each market. All MDS and MMDS licenses expire in either 2001 or 2006. Approximately 50% of our MDS/MMDS licenses are for "incumbent" channels that expire in 2001; the other 50% are basic trading area ("BTA") channels that expire in 2006. ITFS licenses generally have a term of 10 years. All licenses are subject to renewal by the FCC as described in "Government Regulation." Although FCC custom and practice establish a presumption of granting renewals of licenses, the presumption requires that the licensee substantially comply with its regulatory obligations during the license period.

     Each of our channel leases typically covers four ITFS channels or one to four MMDS or MDS channels. The terms of the leases for ITFS channels typically expire five to ten years after the license grant date, but in any event may not exceed 15 years. The terms of the leases for MMDS and MDS channels typically expire five to 10 years from the lease execution date. The remaining initial terms of most of our operating channel leases range from two to six years. The majority of our ITFS channel leases do not currently contemplate two-way use of our spectrum. We currently are negotiating amendments to certain of our existing ITFS channel leases or new ITFS channel leases to provide for two-way use of these channels to the extent we determine that we need additional channel capacity in a particular market. We intend to initially use licenses that we own for our two-way services.

     We also hold licenses in 93 BTAs in which we have the exclusive right to apply for and develop available MDS and MMDS frequencies, subject to our lease of 10 BTAs and portions of four other BTAs to CS Wireless Systems, Inc. ("CS Wireless"). See "Government Regulation --BTA Auction and Service Requirements."

EXISTING AND UNCONSTRUCTED MARKETS

     The following tables provide information as of February 29, 2000, regarding the 92 markets in which we operate a wireless cable or wireless broadband Internet system, own the BTA authorization or have acquired, or expect to acquire, MMDS channel rights. Certain of our channel rights are subject to pending applications for new channel licenses, modifications to existing channel licenses or special temporary and developmental authorizations, and must be reviewed by the FCC's engineering and legal staff. Additionally, we intend to file for two-way authorization with the FCC for channels in many of the markets listed below. We cannot assure you of the number of applications that will be granted. See "Risk Factors - Two-way systems require regulatory approval. We will be required to obtain regulatory approval for our current and future two-way systems. If we do not obtain requisite approvals for a market, then we will not be permitted to operate a two-way system in that market."

     "Estimated Total Households" represents our current estimates of the approximate number of households within a 35-mile radius or within direct line-of-sight from existing or projected tower sites. Total household information is based on 1990 census bureau data and line-of-sight information from commercially available population and engineering software programs, and includes an average annual growth rate of 1% based on census bureau data released in March 1998. In addition, we estimate that there are up to 190,000 businesses and SOHOs/telecommuters, based on a commercially available business database, in our top 40 wireless broadband Internet access markets. Some or all of the estimated SOHOs/telecommuters may be included in the total households listed below.

                                                                           NUMBER OF
                                   ESTIMATED TOTAL      NUMBER OF          CHANNELS
EXISTING MARKETS                     HOUSEHOLDS    VIDEO SUBSCRIBERS (1)  AVAILABLE(2)
----------------                     ---------     ---------------------  ------------

Abilene, TX                             64,446              2,760                 22
Ada, OK                                 49,077              2,772                 32
Ardmore, OK                             53,606              3,273                 32
Austin, TX                             441,732              8,458                 33
Beloit, KS                              20,686                544                 33
Bucyrus, OH                            239,225                760                 21
Champaign, IL                          105,578              2,170                 24
Chanute, KS                             56,717              3,859                 33(3)
Corpus Christi, TX                     169,553              9,112                 33(4)
Corsicana/Athens, TX                    96,711              2,009                 29
Enid, OK                                40,519              3,639                 32
Freeport, IL                           140,880                939                 20
Gainesville, TX                         40,848                897                 33
George West, TX                         23,469              2,098                 23(5)
Greenville, PA                         342,684                542                 20
Hamilton, TX                            31,754              2,476                 33
Jacksonville, IL                        45,253                464                 26
Jourdanton/Charlotte, TX               102,143              1,434                 29
Kerrville, TX                           37,416                465                 33
Kingsville/Falfurrias, TX               32,809              1,425                 23(5)
Laredo, TX                              51,647              3,116                 33
Lawton, OK                              82,780              5,434                 33
Lindsay, OK                             59,317              2,384                 29
Lubbock, TX                            113,357              2,744                 33
Macomb/Walnut Grove, IL                 85,051              1,706                 20
Manhattan, KS                           53,247              1,703                 33
Marion, KS                              55,620                848                 21(6)
McAlester, OK                           39,376                547                 20
McLeansboro, IL                         89,370              1,107                 31
Medicine Lodge/Anthony, KS              30,322              1,146                 22
Midland/Odessa, TX                     119,556              5,314                 33
Monroe City/Lakenan, MO                 70,898              1,191                 32
Montgomery City, MO                     91,991                687                 23
Mt. Pleasant, TX                        58,531              1,834                 24
Muskogee, OK                            80,772                764                 20
O'Donnell, TX                           66,666                470                 22
Olney, IL                               71,785              1,384                 20
Olton, TX                               27,606                614                 33
Paragould, AR                          143,895              2,280                 20
Paris, TX                               43,326              2,681                 26
Peoria, IL                             206,728              1,478                 29
Radcliffe/Story City, IA(7)             76,546              1,397                 27
Sherman/Denison, TX                    111,665              7,574                 29
Sikeston/Cape Girardeau, MO            132,236              2,453                 20
Sterling, KS                            45,901                604                 24
Stillwater, OK                          82,402              5,327                 33
Strawn/Ranger, TX                       43,286              1,244                 33
Taylorville, IL                         93,341              1,386                 20
Temple/Killeen, TX                     140,213              9,294                 33(4)
Texarkana, TX                           81,680              1,096                 29
Tulsa, OK                              328,108              8,319                 33(4)
Uvalde/Sabinal, TX                      18,713              1,304                 33
Vandalia, IL                            94,938              1,506                 20
Waco, TX                               114,379              4,891                 33(8)
Watonga, OK                             24,185                868                 33(9)
Weatherford, OK                         29,284                723                 33
Wichita Falls, TX                       65,910              4,152                 33
Woodward, OK                            14,322              2,244                 33
                                     ---------          ---------          ---------
  Total-- Existing Markets           5,274,056            143,910              1,620
                                     =========          =========          =========

--------------

(1) Includes about 22,000 subscribers of DIRECTV programming sold and serviced by us.

(2) Unless otherwise noted, the number of channels available includes MMDS, MDS and ITFS channels that are either licensed to us or leased to us from other license holders. The number of channels available includes leased channels that may not currently be available for two-way broadband wireless services.

(3) Eight MMDS channels are currently authorized under a special temporary authorization from the FCC. These channels are subject to pending applications for permanent authority at the FCC that we believe are available for grant.

(4) One MDS channel is available for license through our ownership of the BTA.

(5) We have leases with two prospective ITFS applicants for eight additional ITFS channels that we believe will be available in the FCC's next ITFS new station filing window.

(6) Four ITFS channels are subject to applications pending proceedings at the FCC, which we believe will be granted. We have the right to lease one MDS channel that is subject to a pending application that we believe is available for grant.

(7) We operate the Radcliffe/Story City, Iowa market under a management agreement with CS Wireless, which is terminable on 30 days notice by either party. CS Wireless has agreed to assign to us its rights to the assets and channel leases for this market upon FCC approval of the assignment of certain other MMDS and WCS spectrum rights and the closing of a master agreement with CS Wireless. See "Recent Transactions -- CS Wireless Transaction."

(8) Two MDS channels are available for license through our ownership of the BTA.

(9) One MDS channel is subject to a pending application at the FCC that we believe is available for grant.

                                                 TOTAL             CHANNELS
   UNCONSTRUCTED MARKETS                       HOUSEHOLDS         EXPECTED(1)
   ---------------------                       ----------         -----------

Altus, OK                                         27,529                 33
Amarillo/Borger, TX                              134,314                 29
Bartlesville/Ponca City, OK                       81,564                 33
Burnet, TX                                        51,359                 32
Casper, WY                                        31,554                 13
Charleston, WV                                   185,583                  4
Cheyenne, WY                                      34,279                 13
Columbia, MO                                     103,910                 21
Des Moines, IA                                   227,572                 33
El Dorado, AR                                     79,821                 16
El Paso, TX                                      237,595                 25
Elk City, OK                                      26,270                 25
Fayetteville, AR(2)                              109,910                 33
Fischer, TX                                      444,035                 25
Flagstaff, AZ                                     46,150                  6
Forrest City, AR                                 174,040                 20
Fort Smith, AR(2)                                101,955                 33
Great Bend, KS                                    54,404                 33
Hays, KS                                          29,330                 33
Holdenville, OK                                   49,061                 33
Jefferson City, MO                                47,488                 13
Lake City, FL                                     51,790                 16
Lenapah, OK                                       56,708                 33
Longview, TX                                     106,164                  4
Lufkin, TX                                        71,664                 13
Magnolia, AR                                      59,005                 22
Ottawa/LaSalle, IL                               240,995                 16
Paducah/Mayfield, KY                              77,157                 33
Palestine/Kossuth, TX                             72,684                 33
Searcy, AR                                        77,704                 33
Springfield/Decatur, IL                          107,033                  8
Springfield, MO                                  145,194                 33
Topeka, KS                                       113,665                 33
Tyler, TX                                        126,050                 21
                                               ---------          ---------
        Total-- Unconstructed Markets          3,583,536                804

        Total-- All Company Markets            8,857,592              2,424
                                               =========          =========

-------------------

(1) The number of channels expected includes channels (a) that are either licensed to us or leased to us from other license holders, (b) for which we have filed or because of our BTA ownership have the exclusive right to file license applications with the FCC which we expect to be granted in 2000, or (c) to which we otherwise expect to acquire license or lease rights in 2000.

(2) We have entered into a letter of intent with the owner of the Fayetteville and Fort Smith, Arkansas systems to acquire these systems. The transaction is expected to close in the second or third quarter of 2000 and is subject to negotiation of definitive documentation and customary closing conditions.

WCS SPECTRUM TO BE ACQUIRED FROM CS WIRELESS

                                                ESTIMATED
                                BANDWIDTH         TOTAL
     MARKETS(1)                   (MHz)         HOUSEHOLDS
     ----------                   -----         ----------

Abilene, TX                         20             64,446
Amarillo/Borger, TX                 20            134,314
Austin, TX                          20            441,732
Gainesville, TX                     20             40,848
Hamilton, TX                        20             31,754
Longview, TX                        20            106,164
Lubbock, TX                         20            113,357
Midland/Odessa, TX                  20            119,556
Mt. Pleasant, TX                    20             58,531
O'Donnell, TX                       20             66,666
Olton, TX                           20             27,606
Paris, TX                           20             43,326
Sherman/Denison, TX                 20            111,665
Shreveport, LA                      20            161,765
Temple/Killeen, TX                  20            140,213
Texarkana, TX                       20             81,680
Tyler, TX                           20            126,050
Waco, TX                            20            114,379
Wichita Falls, TX                   20             65,910
                                                ---------
        Total                                   2,049,962
                                                =========

---------

(1) CS Wireless and Nucentrix are parties to an agreement under which CS Wireless agreed to assign the WCS spectrum listed above to us. We currently lease this spectrum under an exclusive lease agreement with CS Wireless. Assignment of the WCS spectrum is subject to FCC approval and closing our agreement with CS Wireless. See "Recent Transactions -- CS Wireless Transaction."

NETWORKS

     We transmit and/or receive signals through the air via microwave frequencies from facilities, referred to as "base stations" or "cell sites" for our wireless broadband Internet business, or "headends" for our wireless cable business, to an antenna and other customer premises equipment at each customer's location. Each base station includes a tower, transmit and receive antennas, waveguide, transmitters and other equipment. The base station also includes a central piece of equipment, a broadband router, that houses various network components, including (i) air interface cards that interface to wireless signals, (ii) router cards to transfer Internet protocol ("IP") traffic, and
(iii) port adapters for SONET and other high-capacity backhaul and backbone lines. Each headend includes a transmission tower, transmit antennas, waveguide, transmitters and satellite reception equipment.

     Internet Access. We provide our two-way, high-speed Internet access by transmissions between our base stations and transmit/receive equipment at the customer's premises. A transceiver, which transmits and receives data, is connected to the customer's antenna and a "wireless" modem/router by coaxial cable. The modem/router interfaces to the customer's personal computer through an Ethernet card connection or to a network through a broadband router at a base station. Upstream and downstream transmission is provided by two or more separate MMDS channels, and Internet connectivity is maintained by our base stations through two separate and diverse connections to Internet backbone providers.

     We plan to use a sectorized, single and/or multi-cell design for our two-way Internet access service. With traditional MMDS transmissions, the signal is transmitted in a 360 degree omni-directional pattern. Sectorizing transmissions in a cell design (either single or multi-cell) will divide channel service areas into sectors, and allow re-use of frequencies in non-adjacent sectors, increasing the bandwidth capacity for each channel used in the network design. Cellularization of channels in certain markets could increase both the number of households our signal can reach and the market's available bandwidth capacity; however, this type of system design is more expensive to construct than a single-cell system.

     Subscription Television. Subscription television programming is received by the base station from satellite transmissions and then retransmitted to receiving equipment located at the subscriber's premises. At the subscriber's premises, the microwave signals are converted to frequencies that can pass through conventional coaxial cable into an addressable descrambling converter and then to a television set. Our customers who subscribe to DIRECTV receive DIRECTV programming from an orbiting satellite that transmits to an 18-inch parabolic dish located at the customers' premises. The DIRECTV signal is converted through a separate set top box at the customers' premises.

CUSTOMER SUPPORT

     Customer support for our Internet service is provided 24 hours a day, seven days a week through a toll free access telephone number. We have entered into an agreement with ISP Alliance, Inc. ("ISPA"), a leading supplier of systems and operational support for ISPs, to provide this customized customer service and support for our Internet access customers, under the Nucentrix brand. ISPA provides our technical support, e-mail, Web design and hosting, domain name registration and maintenance on a "pay as used" basis. Using this approach has allowed us to defer building and training an internal customer service organization until our business volume justifies this expense. Customer problems called in to ISPA are handled within a traditional six-level customer service escalation procedure. An unresolved problem is referred by ISPA to the appropriate market's wireless specialist who will typically visit the customer site and provide support and oversight through problem resolution.

     We provide field and technical support to our Internet and wireless cable business through our existing base of technical services personnel. We provide our wireless cable subscribers support 24 hours a day, seven days a week, through a company-owned and operated centralized customer care center and our existing base of technical services personnel.

SALES AND MARKETING

     We market our services through a combination of direct sales, alternative sales channels, direct marketing and traditional media advertising.

     Internet Access Service. For our Internet access business, we use both a direct sales team and indirect sales agents. Our direct sales team includes a telemarketing sales group which makes outbound sales calls and pre-qualifies leads for our direct sales force. The direct sales force provides more customized sales contact with targeted prospects and larger businesses in each market. The indirect sales agents consist of other ISPs, value added resellers and systems integrators.

     Subscription Television Service. Our subscription television service is marketed under our "Heartland Cable Television" brand, often in association with DIRECTV programming. Our marketing is designed to take advantage of DIRECTV's national campaigns and heavy use of national media. Our campaigns include direct mail and selected outdoor materials. All responses are directed to our national call center which provides 24 hour a day, 7 days a week sales coverage. We also market the Heartland/DIRECTV service through a direct sales force that works door-to-door.

SUPPLIERS

     Internet Access Equipment. MMDS Internet access equipment and customer premises equipment such as routers, modems, Ethernet switches, wireless interface equipment, transceivers and antennas currently are available from a variety of sources such as Cisco, AB Access, ADC Telecommunications, Andrew, California Amplifier, Conifer, Hybrid Networks, Newbridge Networks, TSI and Vyyo.

     In February 2000, we announced a strategic alliance and agreement with Cisco to pursue testing and deployment of fixed-wireless broadband services using VOFDM technology on a Cisco Powered Network. Under this agreement, we expect to launch at least 20 markets using VOFDM technology and Cisco base station and certain customer premises equipment by the end of 2001. The agreement also provides for equipment and other financing, as well as technical and marketing support. Cisco Systems and Cisco Powered Network are registered trademarks of Cisco Systems, Inc.

     Wireless Cable Equipment. We use subscriber and headend equipment for our wireless cable and DIRECTV business from a variety of suppliers, including ADC Telecommunications, Andrew, Blonder- Tongue, California Amplifier, Comwave, Conifer, General Instrument, Scientific-Atlanta, Passive Devices and PerfectTen Satellite Distributing.

     DIRECTV. In April 1998, we entered into a five-year agreement with DIRECTV which allows us to market up to 185 channels of DIRECTV digital programming to Single Family Unit ("SFU") subscribers, either alone or in combination with our local and premium MMDS programming, referred to as a "combo" package. DIRECTV pays us a commission for each SFU subscriber to whom we sell a DIRECTV programming package, as well as equipment and marketing subsidies. We believe these subsidies materially reduce the capital expenditure costs required for these new subscribers. We currently market DIRECTV programming to SFU subscribers in over 50 markets.

     In October 1997, we entered into a seven-year agreement with DIRECTV to provide DIRECTV programming to Multiple Dwelling Units ("MDUs"), such as apartment buildings and condominium complexes. The MDU agreement is substantially similar to the SFU agreement for this programming. We currently offer DIRECTV programming to residential MDUs in 50 markets. DIRECTV is a registered trademark of DIRECTV, Inc., a subsidiary of the Hughes Electronics unit of General Motors Corporation.

     Video Programming. We generally offer our subscribers local off-air VHF/UHF channels from affiliates of ABC, NBC, CBS and Fox and other local independent broadcast stations, as well as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, WTBS, Discovery, the Nashville Network, A&E and other cable programming. The channels and programming that we offer in each market varies depending upon the amount of spectrum capacity controlled in each market. We are required to obtain the consent of local network affiliates to retransmit their signals. Additionally, we are required to maintain contracts with cable programmers like HBO and ESPN, which generally require payment on a per subscriber basis.

COMPETITION

High-Speed Internet Competition

     The Internet access market is highly competitive. We face competition from many Internet access and service providers with significantly greater financial resources, well-established brand names and large, existing customer bases. Our competition in this industry includes:

     Internet Service Providers. ISPs provide Internet access to residential and business customers. These companies can:

     o   provide Internet access over ILECs' networks at or below ISDN speeds,

     o offer DSL-based access using their own DSL services, or DSL services offered by ILECs and others, and

     o have significant and sometimes nationwide marketing presences and combine these with strategic or commercial alliances with DSL-based competitive carriers. Significant ISPs include America Online ("AOL"), Concentric Network (which in January 2000 announced its intent to merge with NEXTLINK Communications), EarthLink (which completed its merger with Mindspring Enterprises in February 2000), PSINet and Verio.

     Incumbent Local Exchange Carriers. ILECs, such as SBC Communications, GTE, Ameritech and US WEST have existing metropolitan area networks and circuit-switched local access networks. Most incumbent carriers have announced deployment of commercial DSL services in certain areas and are combining their DSL service with their own Internet access services. For example, in October 1999, SBC announced plans to invest $6 billion to upgrade its telephone networks to offer DSL service to 77 million customers by 2002. The incumbent carriers generally have an established brand name in their service areas and possess sufficient capital to deploy DSL services rapidly.

     Interexchange Carriers. Many of the interexchange carriers, such as AT&T, MCI WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end networking services. These carriers have deployed large scale networks, have large numbers of existing business and residential customers and enjoy strong name recognition. These companies increasingly are bundling their services to include high- speed local access combined with metropolitan and wide area networks, and a full range of Internet services and applications. Other carriers, such as Level 3 Communications and Qwest Communications are building and managing high-capacity, nationwide IP-based networks and partnering with ISPs to offer a range of services to businesses and consumers.

     Competitive Local Exchange Carriers. Certain DSL-based CLECs, including NorthPoint Communications, Covad Communications Group, Rhythms NetConnections, Jato Communications and DSL.net are offering DSL-based data services. We expect other competitive carriers to offer similar services in the future. Also, traditional CLECS, including Allegiance Telecom and McLeodUSA, have extensive fiber-based networks in numerous metropolitan areas and are capable of providing voice and high-speed data services to businesses.

     Cable Modem Service Providers. Cable modem service providers, like Roadrunner, @Home Networks and @Work Networks and their cable partners, currently offer to consumers and businesses high- speed Internet access over hybrid fiber coaxial cable networks. Where deployed, these networks provide local access services similar to our services, and in some cases at higher speeds. In January 2000, AOL, which provides Internet access to over 20 million customers, announced an agreement to acquire Time Warner, Inc., which owns broadband cable infrastructure serving up to 13 million subscribers. We expect the combination of these two companies to represent significant competition to the residential broadband Internet access market.

     Other Wireless and Satellite Service Providers. We also may face competition from other fixed- wireless service providers, including Teligent, NEXTLINK Communications, Winstar Communications and Advanced Radio Telecom. AT&T has also announced plans to expand its fixed-wireless network to compete for voice and high-speed data customers in businesses and residences. We also may face competition from satellite-based systems. Motorola Satellite Systems, Hughes Communications (a subsidiary of General Motors), EchoStar Communications, Teledesic and others have filed applications with the FCC for global satellite networks that can be used to provide ubiquitous two-way broadband voice and data services to fixed locations. In addition, companies such as SkyBridge, iSky and Gilat Satellite Networks have announced plans to deploy two-way satellite broadband networks to provide Internet access and other services in the United States and globally.

     Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. We may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources. We believe the principal competitive factors that we face include:

     o   transmission speed,

     o   reliability of service,

     o   ability to bundle services,

     o   price performance,

     o   customer support,

     o   brand recognition,

     o   operating experience, and

     o   capital availability.

     See "Risk Factors--The Internet access market is highly competitive. Because many competitors in our markets are well-established and have resources significantly greater than those available to us, we may not be able to establish a significant number of Internet access customers in our markets" for a further discussion of competition in this industry.

Other Telephony Services

     We also will face intense competition from other providers of telephony transmission services as we implement wireless telecommunications services and VoIP. This competition will be increased because MMDS spectrum traditionally has not been used to deliver telephony services, and consumer acceptance of such services delivered across MMDS spectrum is unknown at this time. Many of the existing providers of telephony services, such as ILECs and CLECs, have significantly greater financial and other resources than us and better established brand awareness in their service areas.

Subscription Television Competition

     The subscription television business also is highly competitive, and many of our competitors have significantly greater resources and channel capacity than we have. Our competition in the subscription television market includes:

     Hardwire Cable. Our principal subscription television competitors are traditional hardwire cable operators such as AT&T Broadband & Internet Services (formerly TeleCommunications, Inc.) and Time Warner Entertainment. Hardwire cable companies generally are well established and known to our potential customers and have significantly greater financial and other resources than we have. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access and content, to enhance their products.

     Direct Broadcast Satellite ("DBS"). DBS service is available from DIRECTV and Echostar Communications. We compete with many retail distributors of DIRECTV and other DBS services. In November 1999, Congress enacted legislation allowing DBS providers to offer local television stations. We do not expect DBS providers to offer local stations into a majority of our existing local markets for some time, if at all, because of the size of these markets; however, the growth of DBS service has been significant since it was first launched, and we expect that the DBS service providers will continue to be significant competitors for subscription television customers.

     Interexchange Carriers. AT&T has combined its current consumer long-distance, wireless and Internet services units with cable, telecommunications and high-speed Internet access capacity. With this ability to bundle high-speed services with cable programming, we expect that AT&T will be a significant competitor to our MMDS and DIRECTV programing services.

     Private Cable. Private cable is a multichannel subscription television service where the programming is received by satellite receiver and then transmitted via coaxial cable throughout private property, often MDUs, without crossing public rights of way. FCC rules permit point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with us for exclusive rights of entry into larger MDUs.

     Local Off-Air VHF/UHF Broadcasts. Local off-air VHF/UHF broadcast television stations (such as affiliates of ABC, NBC, CBS and Fox) provide free programming to the public. Potential customers may forego subscription television and only receive free off-air programming.

GOVERNMENT REGULATION

     General. MDS, MMDS and ITFS services are subject to regulation by the FCC under the Communications Act of 1934, as amended. The Communications Act authorizes the FCC, among other things, to;

     o   issue, revoke, modify and renew station licenses,

     o   approve the assignment and/or transfer of control of such licenses,

     o approve the location and technical parameters of MDS, MMDS and ITFS transmission facilities (headends and base stations),

     o regulate the kind, configuration and operation of equipment used by MDS, MMDS and ITFS systems,

     o impose certain equal employment opportunity and other periodic reporting requirements on MDS, MMDS and ITFS operators, and

     o review and approve/disapprove certain terms of airtime lease agreements.

     MDS, MMDS and ITFS Licenses. In our markets, a total of 32 six-MHz channels and one four-MHz channel are available in the MDS, MMDS and ITFS frequency bands. The FCC can license the 13 MDS and MMDS channels directly to commercial entities for full-time operation without programming restrictions. Except in limited circumstances, the FCC generally can license 20 ITFS channels only to qualified non-profit educational organizations. Each of the ITFS channels must broadcast programming for educational purposes a minimum of 20 hours per week. The remaining air time on ITFS channels may be leased for commercial use, without further programming restrictions except that the ITFS license holder, at its option, must be entitled to recapture up to an additional 20 hours of air time per channel per week for educational programming.

     The FCC began the establishment of the MMDS spectrum in 1974 with the allocation of two channels (MDS-1 and MDS-2/2A). In 1983, the FCC reallocated a total of eight ITFS channels to the MMDS spectrum to satisfy a growing demand for the delivery of video entertainment programming to subscribers and to provide competition to hard-wired cable television systems. Simultaneous with this reallocation of spectrum, the FCC amended its rules for the remaining ITFS channels to permit ITFS licensees, subject to their meeting certain educational programming requirements, to lease excess capacity to commercial MMDS service providers. ITFS channels originally had been allocated solely for educational purposes.

     In 1985, the FCC established a lottery procedure for awarding MDS and MMDS station licenses. In 1990, the FCC shifted to a one-day cut-off period application process, under which all mutually exclusive MDS and MMDS licenses were issued on essentially a first-come, first-served basis. In 1995, the FCC adopted rules under which MDS and MMDS applications for new stations would be subject to a competitive bidding process, or spectrum auction. The FCC generally considers applications to be mutually exclusive if grant of one application would effectively preclude the grant of one or more of the other applications due to interference that cannot be avoided through cooperation of the parties. Using the competitive bidding process, in 1996, the FCC auctioned off one MMDS authorization for each of the 493 BTAs. Each BTA authorization holder is permitted to apply for, and following FCC grant, to construct facilities to provide services over any unlicensed MDS or MMDS channel within the BTA, and has preferred rights to the available ITFS frequencies within the BTA, subject to the superior rights of any qualified ITFS applicant. The MDS and MMDS licenses issued or applied for before the BTA auction are commonly referred to as "incumbent" MDS/MMDS licenses, while the MDS and MMDS station authorizations issued pursuant to BTA ownership are commonly referred to as "BTA" MDS/MMDS licenses.

     The application and licensing process for ITFS stations is different from those for MDS and MMDS stations. In 1995, the FCC adopted a national filing window system. Under this system the FCC accepts applications for licenses for new ITFS stations or major changes to existing ITFS licenses only if they are filed within specific windows, typically five days, set by the FCC. Applications filed in a particular window are subject only to competing proposals filed in that same window. Where two or more applications are filed within the same window and are predicted to cause each other harmful electrical interference, licenses are awarded by the FCC pursuant to a comparative selection process.

     In 1998, the FCC, acting pursuant to the Balanced Budget Act of 1997, tentatively concluded that competing ITFS applications should be subject to auction, or competitive bidding. However, because the FCC was uncertain at the time whether its conclusion correctly reflected Congress's intent with regard to the treatment of competing ITFS applications, it decided not to proceed immediately with the auction of ITFS applications and to first seek Congressional guidance on the matter. In April 1999, having received no specific guidance from Congress, the FCC reaffirmed its previous decision to use spectrum auctions to resolve competing ITFS applications. The FCC did, however, state that it would amend its rules regarding ITFS auctions if Congress were to specify a change to the FCC's auction authority in this regard.

     Generally, in the case of MDS, MMDS and ITFS stations, the FCC issues the station licensee a conditional license, allowing construction of the station to commence. The station may be constructed and operated only in accordance with the parameters set forth in the license. Channel transmission generally must begin within one year of grant of the conditional license in the case of incumbent MDS/MMDS licenses, 18 months in the case of ITFS licenses and five years for BTA MDS/MMDS licenses. If channel construction deadlines for a license are not met, then (1) the FCC may revoke the license or (2) in the case of the BTA licenses, reduce the license service area if less than two-thirds of the population of the BTA service area is capable of being reached by a station signal by the expiration of the five-year BTA build-out period. Although FCC rules permit parties to request extensions of channel construction deadlines, the FCC is not required to grant extensions. We believe that we have satisfied all construction deadlines relating to our licensed stations except for those licenses for which the deadline has not yet passed or for which we have received an extension.

     MDS, MMDS and ITFS licenses generally have terms of 10 years. All "incumbent" MDS/MMDS licenses expire on May 1, 2001. All BTA MDS/MMDS licenses expire on March 28, 2006. Licenses may be renewed through applications filed with the FCC within a certain period before expiration of the license term, and petitions to deny applications for renewal may be filed by other parties during certain periods following the filing of such applications. The FCC may revoke or cancel licenses for violations of the Communications Act or the FCC's rules and policies, whether or not related to the license under review. Alien ownership exceeding prescribed levels and conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license. Although FCC custom and practice establish a presumption granting renewals of licenses, the presumption requires that the licensee substantially comply with its regulatory obligations during the license period.

     FCC rules generally prohibit the sale for profit of an MDS or MMDS conditional license or of a controlling interest in the conditional license holder before construction of the station or, in certain instances, prior to the completion of one year of operation. However, access to channels may be obtained during these prohibited periods through the leasing of an MDS or MMDS license holder's channel capacity. The granting of options to purchase a controlling interest in a licensee or an option to purchase a license is also permitted during these prohibited periods. During the lifetime of any such lease or option agreement, the licensee must remain in control of its FCC license to avoid violating FCC transfer-of-control rules. Our lease agreements with license holders typically require the license holders, at our expense, to use their best efforts, in cooperation with us, to make various required filings with the FCC in connection with the maintenance and renewal of licenses. We believe this reduces the likelihood that the FCC will revoke, cancel or fail to renew a license.

     BTA Auction and Service Requirements. In March 1996, the FCC concluded its first auction of available commercial MMDS spectrum in the 493 BTAs. The winner of a BTA has the exclusive right to apply for and develop the available MDS and MMDS frequencies in the BTA, subject to certain specified interference criteria that protect incumbent MDS and MMDS stations. Incumbent licensees also must protect the BTA licensees from system interference caused by modifications to incumbent stations, including power increases or base station relocations.

     BTA auction winners with MMDS spectrum rights have a five-year "build-out" period. During the build-out period, a BTA holder can initiate or expand service within its BTA without competition from other MMDS spectrum applicants except in those areas and on those channels for which there is an incumbent MDS or MMDS licensee. After the five-year period, a BTA holder can retain its authorization for an entire BTA if its signal is capable of covering at least two-thirds of the population within its BTA service area, excluding those who are located within the protected service areas of incumbent MDS/MMDS stations licensed to others. If the BTA holder fails to meet the coverage requirement after the five-year build-out period, then the BTA license for the portion of the BTA that is not capable of being served will be subject to forfeiture. The FCC's rules allow BTAs to be partitioned and BTA licensees are permitted to contract with other entities to allow them to file applications with the FCC for available channels within the partitioned area. We expect the FCC to renew BTA licenses after the expiration of their 10-year term if the authorization holder satisfies the coverage requirement and is in compliance with the Communications Act and the FCC's rules.

     We acquired 93 BTAs in the March 1996 auction. All of our BTA licenses have an effective date of August 16, 1996, except for one which has an effective date of September 17, 1996. Failure to meet the above-described installment payment schedule or the five-year construction deadlines could result in the forfeiture of some or all of the BTA authorizations that we hold. We believe that we have achieved, or will by the end of the BTA build-out period achieve, sufficient coverage capability to retain our BTA authorizations in which we intend to operate.

     In October 1997, we entered into a lease and purchase option agreement with CS Wireless for 10 BTAs and portions of four additional BTAs already licensed to us. Under this agreement, CS Wireless has agreed to reimburse us for all amounts paid by us to the FCC for the BTAs leased to CS Wireless. The agreement also provides CS Wireless the option to purchase the leased BTAs.

     WCS Licenses. In February 1997, the FCC reallocated and assigned the use of the frequencies at 2305-2320 MHz and 2345-2360 MHz to WCS. WCS licensees are permitted to provide fixed, mobile and radiolocation services throughout their
2.3 GHz band. In addition, satellite digital audio radio service may be provided on all frequencies in the band except for those at 2305-2310 MHz. The regulatory treatment of WCS licensees depends on the type(s) of services they provide.

     WCS licenses, which generally are awarded by the FCC through competitive bidding, have terms of 10 years. Although the licenses carry with them a "renewal expectancy," each WCS licensee is subject to certain "substantial service" requirements that must be met during the initial license term. "Substantial service" is defined by the FCC as "service which is sound, favorable, and substantially above the level of mediocre service which just might minimally warrant renewal." Failure by a licensee to meet this requirement may result in a forfeiture of its license. In December 1998, CS Wireless agreed to assign to us 20 MHz of WCS spectrum in 19 markets. See "Recent Transactions -- CS Wireless Transaction."

     Transmission. The FCC also regulates transmitter locations and signal strengths. The operation of an MDS, MMDS and ITFS system typically requires the co-location of a commercially viable number of channels operating with common technical characteristics. To co-locate channels, an applicant must demonstrate that its proposed signal does not violate interference standards in the FCC-protected area of previously-authorized MDS, MMDS and ITFS stations. An MDS and MMDS license holder generally is protected from interference from another MDS or MMDS operator within a 35-mile radius of the base station called a "protected service area." An ITFS license holder generally is entitled to protection from electrical interference to all of its receive sites. In addition, an ITFS station is entitled to a 35-mile protected service area (1) during the use of the station's excess channel capacity by an MMDS operator if it has requested and received a protected service area from the FCC or (2) from all MDS, MMDS and ITFS station licensees that implement two-way digital operations.

     Two-Way Authorization. In September 1998, the FCC amended its rules to allow for the use of MMDS spectrum for fixed, two-way digital voice, video and data communications. As amended, these rules are referred to as the "two-way rules." The two-way rules became final in July 1999, and in March 2000, the FCC announced an initial, one-week filing window to last from July 3-10, 2000 in which to file applications for two-way services. Under the two-way rules, the
FCC:

     o permits MDS, MMDS and ITFS licensees to provide digital two-way communications services,

     o provides a number of technical parameters to mitigate the potential for interference among service providers and to ensure interference protection for existing MDS, MMDS and ITFS licensees,

     o simplifies and streamlines the licensing process for two-way authorizations and ITFS major modifications, and

     o   modifies the ITFS programming requirements in the digital environment.

     The two-way rules are intended to provide licensees and operators in the MMDS spectrum with the technical and operational flexibility to add various digital two-way services to their current offerings. The two-way rules permit the use of MDS, MMDS and ITFS frequencies for both downstream and response transmissions. Two-way service is provided through the use of "response" stations, such as at the customer's premises, and response station "hubs," or base stations, which serve as collection points for response transmissions. The two-way rules also permit a cellular system design using a "signal booster station," or additional transmission site not located at the base station, which is used either to originate or relay signals to customers and also serve as a response station hub for those customers.

     Under the two-way rules, all 33 MDS, MMDS and ITFS channels generally can be used for upstream or downstream communications. All channels will continue to be subject to the FCC's interference protection requirements and existing or future channel capacity lease agreements. In addition, MDS, MMDS and ITFS operators that operate digital two-way communications systems are permitted, subject to certain limitations, to "shift" required ITFS educational programming to any MDS, MMDS or ITFS channel within the same operating system, "load" ITFS programming on to less than the total number of channels licensed to a particular ITFS licensee or "swap" their channels for other channels in the same market. However, channel swaps represent changes in licensees and require the filing of applications with the FCC and receipt of FCC approval.

     The FCC has stated that it will, from July 3-10, 2000, hold a one-time, initial one-week filing window for two-way applications. All applications filed during this one-week window will be considered as having been filed on the same day. Applicants must certify that they are in compliance with all applicable technical, interference and notification rules, including all necessary interference consent letters. The FCC has indicated that its staff will review the applications for completeness, but generally will not conduct its own interference studies. The FCC will issue a public notice of its receipt of the filed applications, after which applicants will have 60 days to resolve engineering conflicts and amend their applications. The FCC will then issue a second public notice accepting the applications that also sets another 60-day period for parties to file petitions to deny.

     After the initial one-week filing window, the FCC will use a "rolling" one-day filing window for booster and hub applications. Applications will be placed on public notice, giving parties 60 days to file petitions to deny. If no petitions to deny are filed, the applications are granted on the 61st day.

     Regulation of Internet Service Providers. Congress has passed a number of laws that concern the Internet, including the Digital Millennium Copyright Act, the Children's Online Privacy Protection Act, the Children's Online Protection Act and the Protection of Children from Sexual Predators Act of 1998. Generally, these laws provide liability limitations for Internet service providers that do not knowingly engage in unlawful activity. Should we use our licensed and leased MDS, MMDS and ITFS channels for the provision of Internet access service, we do not anticipate that compliance with these laws will have an adverse impact on us. However, we may be required to implement operating guidelines to comply with the laws and could be subject to liability if we fail to implement appropriate guidelines or otherwise violate any of these new laws.

     Aside from the use of spectrum, the FCC has held that the terms and conditions of providing Internet and Internet access services are not subject to FCC regulation. However, the FCC has held that the provision of Internet access is an interstate service subject to FCC jurisdiction. There can be no certainty that the providing of Internet access services will continue to be free from FCC regulation.

     Regulation of Telecommunications Services. If we begin providing wireless telecommunications services, we will be subject to FCC and state regulation of our interstate and intrastate telecommunications services, respectively.

     The Cable Act. On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"). Pursuant to the Cable Act, effective October 6, 1993, commercial broadcasters may require cable operators and other multichannel video service providers to obtain their consent before retransmitting their signals. The FCC has exempted wireless cable providers from the retransmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable providers must obtain consent to retransmit broadcast signals. We believe that we have obtained substantially all consents required to retransmit local broadcast signals in our subscription television markets. We cannot assure you that existing consents will be maintained or renewed or that we will be able to obtain any additional necessary consents on terms satisfactory to us, if at all. Unlike hard-wired cable systems, wireless cable systems, are not required under the Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial and non-commercial television or qualified low power television signals.

     The Cable Act and the FCC's implementing regulations are intended to insure wireless cable operators have access to certain cable programming on fair and non-discriminatory terms. If a wireless cable operator is unable to obtain program services owned by cable operators on what it considers to be fair and non-discriminatory terms, then it may file a complaint with the FCC. Access to certain programming may be impeded or delayed as a result.

     Copyright. Under the Federal copyright laws, permission from the copyright holder generally must be secured before certain video programs may be retransmitted. Under Section 111 of the Copyright Act of

1976, certain "cable systems," including wireless cable providers, are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the holders of copyrights in the programming if a compulsory copyright license is secured. Such a license may be obtained upon the filing of certain reports and the payment of certain fees set by copyright arbitration royalty panels. We believe we have obtained all compulsory copyright licenses required for each of our subscription television markets.

     In 1994, Congress enacted legislation that clarified the ability of wireless cable providers to obtain the benefit of the Section 111 compulsory copyright license. Periodically, Congress has considered proposals to phase out the Section 111 compulsory license. In response to a request from Congress, the U.S. Copyright Office held a public hearing on the issue of compulsory licenses in May 1997 and endorsed eventual replacement of the statutory license by a free market negotiated license while recommending retention of the existing license for the near future. There can be no assurances that Congress will not adopt legislation affecting this or other recommendations. Because our wireless cable systems retransmit only a limited number of broadcast channels, we do not believe that the termination of the compulsory copyright license would have a material adverse effect on our financial condition, results of operations or cash flows.

     Other Regulations. As an antenna structure owner, we are subject to FAA regulation and FCC registration for the construction, maintenance and lighting of transmission towers and by certain local zoning regulations affecting construction of towers and other facilities. Federal environmental regulations and state and local environmental land use, and zoning regulations may also apply.

RECENT TRANSACTIONS

     Strategic Alliance with Cisco Systems, Inc. In February 2000, we entered into a Memorandum of Agreement on the principal terms of a Strategic Relationship, Supply and Support Agreement with Cisco to pursue testing and deployment of fixed-wireless broadband services on a Cisco Powered Network. Under this agreement, we plan to launch at least 20 markets using VOFDM technology and Cisco base station and certain customer premises equipment by the end of 2001. The agreement also provides for equipment and other financing, as well as technical and marketing support.

     Fayetteville and Fort Smith, Arkansas Acquisition. In March 2000, we entered into a letter of intent to acquire all of the MMDS wireless broadband assets in Fayetteville and Fort Smith, Arkansas for $4.2 million in common stock of Nucentrix. These markets are contiguous with our existing BTAs in northeast Oklahoma and southwest Missouri, and cover over 200,000 total households. The transaction is subject to customary closing conditions, including due diligence, completion of definitive agreements and receipt of all required regulatory approvals. We expect to close this transaction in the second or third quarter of 2000.

     SBA Tower Sale. In December 1999, we closed the sale of 30 communications towers to SBA Towers, Inc. ("SBA") for approximately $6.2 million. The sale of four additional tower sites was closed into escrow, pending satisfaction of certain closing conditions specific for each site. The conditions to the release from escrow of one of the escrowed tower sites occurred in first quarter 2000 and it has been released from escrow, with an additional $200,000 paid to us. Approximately $200,000 will be paid to us for each of the remaining escrowed sites for which the closing conditions are satisfied on or before April 17, 2000. We will retain any tower sites for which the conditions are not satisfied on or before April 17, 2000. We lease back from SBA space on the towers that have been transferred to SBA for our wireless broadband Internet and video operations under antenna site agreements with an initial term of 10 years and three five-year renewal terms at our option.

     Wireless One Equity Exchange. In January 2000, we exchanged 2,911,725 shares of common stock in Wireless One, Inc. for approximately $3.8 million, pursuant to Wireless One's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. We expect to exchange the remainder of our 547,783 shares of Wireless One common stock for approximately $700,000 in the first quarter of 2000.

     CS Wireless Transaction. Effective December 2, 1998, Nucentrix, CAI Wireless Systems, Inc. and CS Wireless signed a Master Agreement pursuant to which CAI purchased our 36% equity interest in CS Wireless for $1.5 million. In addition, CS Wireless agreed to assign to us channel rights to MDS-1 channels in Austin, Corpus Christi, El Paso and Killeen, Texas, and WCS frequencies in 19 markets, an operating wireless cable system in Radcliffe/Story City, Iowa with approximately 1,400 subscribers, and certain subscriber equipment. We also agreed to assign MMDS channel rights and related equipment in Portsmouth, New Hampshire to CS Wireless. Following this transaction, we retained no equity interest or corporate governance rights in CS Wireless.

     We have received FCC approval of the assignment to us of the MDS-1 channels. We have until May 2, 2000, to consummate this transfer. If we have not consummated the transfer by that time, we intend to request an extension from the FCC. We also have agreed with CS Wireless, upon execution of a two-way interference coordination agreement, to file for FCC approval of the assignment to us of the WCS spectrum. We have executed a spectrum lease with CS Wireless giving us the exclusive right to use the MDS-1 channels, subject to certain pre-existing leasehold interests, and the WCS spectrum pending consummation of these assignments. Upon consummation of these assignments, we have agreed to cancel a promissory note issued by CS Wireless to us, the outstanding balance of which, prior to December 2, 1998, was approximately $2.3 million.

TRADEMARKS

     We own common law rights in, and have federal registrations pending in the United States for, the marks NUCENTRIX BROADBAND NETWORKS and NUCENTRIX TELECOM, which we use or intend to use in connection with our wireless broadband network services. We consider these intellectual property rights important to our business. We also have federal registrations pending on the marks CYBERWAVE, HEARTNET and CLEAR CHOICE TV and on a stylized heart design mark. We also own common law trademark rights in and have United States trademark registrations on the trademarks HEARTLAND WIRELESS COMMUNICATIONS, INC., HEARTLAND WIRELESS COMMUNICATIONS, INC. and design, HEARTLAND CABLE TELEVISION and in the stylized mark HEARTLAND. Because of the recognition of these trademarks in the subscription television markets in which we operate, we consider these intellectual property rights important to our business.

EMPLOYEES

     As of February 29, 2000, we had approximately 630 employees. None of our employees is subject to a collective bargaining agreement. We have experienced no work stoppages and believe that we generally have good relations with our employees. We also presently use the services of independent service providers to install certain components of our operating systems.

REORGANIZATION

     On December 4, 1998, we filed a voluntary, prenegotiated Plan of Reorganization (the "Plan") and disclosure statement under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the

District of Delaware (In re Heartland Wireless Communications, Inc., Case No. 98-2692 (JJF)). We filed the Plan with the prepetition agreement from the holders of more than 70% in principal amount of our $115 million 13% senior notes (the "Old 13% Notes") and $125 million 14% senior notes (the "Old 14% Notes" and, together with the Old 13% Notes, the "Old Senior Notes") to support the Plan.

     On March 15, 1999, the bankruptcy court confirmed our Plan, which became effective on April 1, 1999 (the "Effective Date"). As of the Effective Date we changed our name from Heartland Wireless Communications, Inc., to Nucentrix Broadband Networks, Inc.

     As of the Effective Date:

     o all previously issued and outstanding common stock, options granted under our stock option plans, warrants and any other equity interests in Nucentrix were canceled,

     o holders of the Old Senior Notes received 9,700,000 shares of newly issued common stock, and

     o holders of our $40.2 million convertible subordinated notes ("Old Convertible Notes") received 300,000 shares of newly issued common stock and warrants to purchase 825,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of our company.

     We also are obligated under the Plan to issue warrants to acquire an additional 275,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of our company. These warrants will be allocated (1) first, to pre-petition bondholder litigation claims, to the extent any of these claims are allowed by the bankruptcy court and exceed any corporate liability insurance proceeds that are available to satisfy such claims after satisfaction of certain indemnification obligations as described under "Legal Proceedings -- Securities Litigation," and
(2) second, pro rata, based on the equity interests in Nucentrix represented by such claims, among (A) pre-petition stockholder litigation claims, to the extent any of these claims are allowed by the bankruptcy court and exceed any corporate liability insurance proceeds available after satisfaction of pre-petition bondholder litigation claims, and (B) to holders of common stock prior to the Effective Date. These warrants will be distributed (1) with respect to pre-petition bondholder litigation claims, after the allowed amounts of such claims and the number of warrants, if any, that will be required to satisfy such claims are determined by the bankruptcy court and (2) with respect to pre-petition stockholder litigation claims and to holders of common stock prior to the Effective Date, after the allowed amounts of pre-petition stockholder litigation claims and the number of warrants, if any, that will be required to satisfy such claims is determined by the bankruptcy court. See "Item 3. Legal Proceedings."

     We also may be required to issue additional shares of common stock to settle miscellaneous unsecured claims under our Plan, to the extent these claims are allowed by the bankruptcy court. These miscellaneous unsecured claims include (1) tort claims, except for tort claims for personal injury or wrongful death for which a proof of claim was timely filed, to the extent there is no available coverage under our liability insurance (including any self-insured retention), (2) claims under executory contracts and unexpired leases that we specifically rejected under the Plan and (3) other unsecured claims arising from contract or other disputes, except for administrative expense claims, priority claims, Old Convertible Note claims, Old Senior Note claims, and securities litigation claims. Based on information currently available to us, we believe we will be required to issue up to a maximum of 75,000 shares of common stock to settle these miscellaneous unsecured claims, if these claims are allowed by the bankruptcy court. As of February 29, 2000, we had issued 9,757 additional shares of our common stock to settle some of these claims.

     In September 1999, we received notice that a Motion to Revoke Order of Confirmation had been filed pro se in the U.S. Bankruptcy Court for the District of Delaware by two former stockholders of Heartland Wireless Communications, Inc., seeking to revoke the order of the bankruptcy court confirming our Plan. The motion asserts that we procured the order confirming our Plan by fraudulently undervaluing our enterprise value, and seeks to set aside the order. We have filed a motion to dismiss the motion to revoke, believe the motion to revoke is without merit and intend to vigorously oppose the motion to revoke. Our motion to dismiss the motion to revoke is under consideration by the bankruptcy court.

                                  RISK FACTORS

     Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows.

WE ARE PURSUING A NEW BUSINESS THAT WE HAVE NOT PREVIOUSLY OPERATED. WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY OR CORRECT OUR HISTORY OF LOSSES.

     We historically have used our radio spectrum to provide wireless subscription television services and sustained substantial operating and net losses from these operations. While we plan to maintain subscription television services in some of our existing markets for the foreseeable future, the principal focus of our business strategy is to expand the use of our radio spectrum to provide wireless broadband services, such as high-speed Internet access. We have launched high-speed Internet access service in only two of our markets, and the revenues that we have received in these two initial markets are immaterial to date. We intend to increase our capital expenditures to develop and launch wireless broadband services in additional markets, and we expect operating expenses from our wireless broadband operations to exceed revenues from those operations until our customer base increases. As a result, we anticipate that our net and operating losses will continue unless we successfully implement our business strategy. We cannot assure you that we can develop, market and expand our wireless broadband network services in the two initial markets or any additional markets to the extent necessary to successfully compete in the broadband network services industry.

WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NECESSARY TO IMPLEMENT OUR BUSINESS STRATEGY ON SATISFACTORY TERMS AND CONDITIONS.

     To implement our long-term business strategy, we will need additional capital for capital expenditures, operating expenses for system development and acquisition costs, including debt that may be assumed in future acquisitions. We plan to finance these activities by debt or equity financings, secured or unsecured credit facilities, joint ventures or other arrangements. We cannot assure you that we will be able to obtain the financing we will need to fund the implementation of our business strategy on satisfactory terms and conditions, if at all. If we incur additional debt, we may have to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest, which may cause us to be more vulnerable to competitive pressures and economic downturns. If we fail to obtain additional financing in a timely manner and on acceptable terms, we may have to delay, reduce or eliminate the launch of new high-speed Internet access systems.

THE INTERNET ACCESS MARKET IS HIGHLY COMPETITIVE. BECAUSE MANY COMPETITORS IN OUR MARKETS ARE WELL- ESTABLISHED AND HAVE RESOURCES SIGNIFICANTLY GREATER THAN THOSE AVAILABLE TO US, WE MAY NOT BE ABLE TO ESTABLISH A SIGNIFICANT NUMBER OF INTERNET ACCESS CUSTOMERS IN OUR MARKETS.

     As we enter the high-speed Internet access market, we will be forced to compete with numerous service providers, including the following:

     o other ISPs, which have developed high-speed access capabilities such as DSL along with their existing services,

     o ILECs, which are providing DSL-based services in addition to their existing wide area, metropolitan and local area networks,

     o interexchange carriers, which are expanding their networks to support high-speed local access, including DSL-based services and a full range of Internet services and applications,

     o   CLECs, which are offering DSL-based data and other services,

     o cable modem service providers offering high-speed access services to consumers and businesses, and

     o other fixed-wireless and satellite data service providers, which have deployed or are developing broadband two-way data and voice services.

     Many of our competitors are well-established and have larger and better developed networks and systems, longer-standing relationships with customers and suppliers, greater name recognition and significantly greater financial, technical and marketing resources than we have. Many of these companies can subsidize competing services with revenues from other services and have ready access to capital markets. As competition increases in the high-speed Internet access market, we anticipate intensified downward pricing pressure for our services. We have not obtained significant market share in either of the two markets where we currently offer high-speed Internet access services. We cannot assure you that we will be able to compete effectively in any of our markets. Our failure to establish a significant number of Internet access customers in our markets would adversely affect our ability to successfully implement our business strategy.

WE CANNOT PREDICT WHETHER WE WILL BE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGY BECAUSE IT INCLUDES OPERATIONS THAT HAVE NOT BEEN WIDELY DEPLOYED ON A COMMERCIAL BASIS. OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY.

     Our primary business strategy of providing wireless broadband services over MMDS spectrum has not been widely deployed on a commercial basis. The success of our business strategy depends on our ability to develop and market our high-speed Internet access service at profitable rates. We will face a number of the difficulties and uncertainties generally associated with new businesses, such as:

     o   lack of consumer acceptance,

     o   difficulty in obtaining financing,

     o competition from providers using more traditional and commercially proven sources for these services,

     o   advances in competing technologies, and

     o   changes in laws and regulations.

     We have launched our high-speed Internet access service in only two of our existing markets, and we cannot assure you that consumers will accept our service as a commercially viable alternative to other means of Internet access.

     To date we have not conducted tests involving wireless local loop or VoIP services over our spectrum. We cannot assure you that a system can be designed to deliver telephony services over our spectrum on a commercial basis or, if such a system can be designed, that we will receive the requisite regulatory approvals to offer such services or that we will be able to deploy such services in a commercially successful manner or at all.

WE CANNOT ASSURE YOU THAT THE TECHNOLOGY WE HAVE CHOSEN FOR OUR NETWORK PLATFORM WILL PROVIDE THE CAPACITY, COVERAGE AND RELIABILITY THAT WE NEED TO BE COMPETITIVE WITH OTHER SERVICE PROVIDERS. IF THIS TECHNOLOGY PROVES UNRELIABLE, THEN DEMAND FOR OUR SERVICES AND OUR ABILITY TO TIMELY IMPLEMENT OUR BUSINESS STRATEGY COULD BE ADVERSELY AFFECTED.

     In April 2000, we will begin conducting field trials with Cisco using VOFDM technology as a network platform for delivering wireless broadband Internet and voice services. We believe a VOFDM- based platform will increase our network capacity, coverage and reliability capabilities by addressing line-of- sight, interference and multipath fading problems that can occur in wireless environments. However, the technology is largely unproven in point-to-multipoint and commercial applications. We cannot assure you that this technology will provide the advantages we expect. Our failure to achieve or maintain reliable service capabilities could significantly reduce or delay consumer demand for our services.

WE ARE SUBJECT TO EXTENSIVE FEDERAL LAWS, RULES AND REGULATIONS. THE LAWS, RULES AND REGULATIONS TO WHICH WE ARE SUBJECT COULD CHANGE AT ANY TIME IN AN UNPREDICTABLE MANNER.

     Our continued ability to acquire, lease and maintain MDS and MMDS spectrum licenses, and to lease ITFS spectrum licenses, which are vital to our operations, is subject to extensive regulation. These regulations directly affect the breadth of services we are able to offer, as well as the rates, terms and conditions of those services. We also are affected indirectly by other governmental regulations on companies that offer competing services. Regulations and their application are subject to continual change as a result of new legislation, regulations adopted from time to time by regulatory authorities and judicial interpretation of these laws and regulations. We are not able to predict the extent to which any such change in the regulatory environment could affect our business. We cannot assure you that changes in legislation, regulations and interpretations would not have a significant adverse impact on our ability to implement our business strategy.

     Aside from the use of spectrum, the FCC has held that the terms and conditions of providing Internet and Internet access services are not subject to FCC regulation. Nevertheless, the FCC has held that the provision of Internet access is an interstate service subject to FCC jurisdiction. There can be no certainty that the providing of Internet access services will continue to be free from FCC regulation. Moreover, if we begin providing wireless telecommunications or VoIP services, we will be subject to FCC and state regulation of our interstate and intrastate telecommunications services, respectively.

WE DEPEND ON FCC-REGULATED LICENSES AND CHANNEL LEASES. THE FAILURE TO MAINTAIN CHANNEL RIGHTS IN CERTAIN MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO TIMELY IMPLEMENT OUR BUSINESS STRATEGY.

     We depend upon licenses granted to us by the FCC and leases with other FCC license holders for access to channel capacity necessary to operate our Internet and video businesses. These licenses are subject to renewal as determined by the FCC. FCC licenses also specify channel construction deadlines by which channel transmissions must begin, which, if not met, would permit the FCC to revoke the license. We cannot assure you that:

     o   the FCC will renew our licenses as their initial terms expire,

     o our channel lessors will continue to hold valid licenses for their channels,

     o we will be able to renew our channel leases on terms acceptable to us, or

     o   the FCC will grant requests for extensions of construction deadlines.

     The failure to maintain FCC licenses and channel leases will reduce the total number of channels available for our use. If we fail to maintain sufficient FCC licenses or channel leases in markets where we operate or in which we intend to launch two-way Internet access service, then the resulting reduction in channel capacity could have a material adverse effect on our ability to:

     o serve our existing Internet access and subscription television customer base,

     o serve increasing customer demand for high-speed Internet access service, and

     o   add services such as VoIP or wireless telecommunications services.

     We cannot assure you that we will be able to obtain replacement MMDS spectrum or other acceptable alternatives in a market if we lose an FCC license or channel lease in that market.

     In addition, the majority of our ITFS channel leases do not currently contemplate two-way use of our spectrum. We intend to initially use licenses that we own for our Internet service. We plan to negotiate amendments to certain of our existing ITFS channel leases or new ITFS channel leases to provide for two- way use of the leased channels to the extent we determine that we need additional channel capacity. We cannot assure you that we will be able to negotiate amendments or new ITFS channel leases to permit two- way Internet or other two-way services on terms and conditions that are acceptable to us.

TWO-WAY SYSTEMS REQUIRE REGULATORY APPROVAL. WE WILL BE REQUIRED TO OBTAIN REGULATORY APPROVAL FOR OUR CURRENT AND FUTURE TWO-WAY SYSTEMS. IF WE DO NOT OBTAIN REQUISITE APPROVALS FOR A MARKET, THEN WE WILL NOT BE PERMITTED TO OPERATE A TWO-WAY SYSTEM IN THAT MARKET.

     In September 1998, the FCC approved broad authority for flexible two-way use of MMDS spectrum. This spectrum previously could be used only for one-way transmissions. The new rules require the filing with the FCC of applications to receive authorization for two-way use of our MMDS spectrum. The FCC has announced that the first opportunity to file these applications, or "filing window," will occur from July 3-10, 2000. The application process will require us to engineer a network configuration and channel-use plan for the use of our frequencies in each market where we intend to launch a two-way system, including Austin and Sherman-Denison, Texas, which we currently operate under temporary developmental authorizations from the FCC. The applications must meet FCC interference protection rules or contain the consent of other MMDS licensees in these markets and adjacent markets. We cannot assure you that:

     o we will be able to complete the necessary processes to enable us to file two-way applications for each of our markets,

     o applications filed will not be preempted or otherwise limited by previously or concurrently filed applications of other operators, or

     o we will be able to obtain the necessary cooperation and consents from channel licensees in our markets or adjacent markets to enable us to use our spectrum for two-way communication services.

     If we do not receive all required consents in a particular market or we are not able to design a two- way system that will meet the FCC's interference protection rules, we will be unable to obtain authorization to implement a two-way system in that market.

OUR BASIC TRADING AREA, OR BTA, AUTHORIZATIONS ARE SUBJECT TO FORFEITURE IF WE DEFAULT ON OUR PURCHASE PRICE PAYMENTS OR FAIL TO MEET CERTAIN SERVICE REQUIREMENTS. THE COSTS OF THE BUILD-OUT TO SATISFY OUR BTA SERVICE REQUIREMENTS COULD BE MATERIAL.

     We acquired authorizations for 93 BTAs in August 1996 at a total cost of approximately $19.8 million. As of December 31, 1999, $13.7 million in principal amount of this debt remained payable quarterly through August 2006. Each BTA is subject to an individual installment note. If we fail to make one or more scheduled installment payments on a BTA note after any applicable grace period, that BTA authorization may be forfeited to the FCC.

     To retain a BTA authorization, we must provide a required level of service in the BTA by August 2001. We will satisfy the service requirement for a BTA if our signal in the BTA is capable of reaching at least two-thirds of the BTA population outside of the service areas of other MMDS operators within our BTAs. If we fail to meet this requirement, then the BTA authorization for the portion of the BTA that is not capable of being served may be subject to forfeiture. Constructing MMDS channels capable of providing service to the required population in unconstructed BTAs could require substantial capital expenditures.

WE DEPEND ON CERTAIN KEY PERSONNEL, AND WILL REQUIRE ADDITIONAL KEY PERSONNEL TO IMPLEMENT OUR BUSINESS STRATEGY. IF WE LOSE OUR CHIEF EXECUTIVE OFFICER OR ARE NOT ABLE TO HIRE AND RETAIN EMPLOYEES WITH THE REQUIRED TECHNICAL SKILLS, OUR ABILITY TO DEVELOP AND LAUNCH HIGH-SPEED INTERNET ACCESS AND RELIABLE SERVICE COULD BE ADVERSELY AFFECTED.

     Our future success largely depends on the expertise of Carroll D. McHenry, our Chief Executive Officer, President and Chairman of the Board, and other members of senior management. We have employment agreements with Mr. McHenry and other members of senior management, but do not maintain a key person life insurance policy on the life of Mr. McHenry or other members of senior management.

     We also believe that our future success will depend in large part on our ability to hire and retain highly skilled, knowledgeable and qualified managerial, professional, technical and sales personnel with skills and talents required to develop and operate our wireless broadband services. To implement our business strategy and manage our planned growth successfully, we will need to hire and retain a substantial number of additional employees. We have experienced significant competition in attracting and retaining personnel who possess the skills that we are seeking. As a result of this competition, we may experience a shortage of qualified personnel.

PURSUING ACQUISITION OR OTHER STRATEGIC OPPORTUNITIES WILL INVOLVE MANAGEMENT TIME AND EXPENSE AND COULD ADVERSELY AFFECT OUR OPERATIONS.

     Part of our growth strategy involves acquiring additional MMDS spectrum licenses to increase our scale and geographic service area. We also may explore alliances with traditional ISPs, DSL providers, other fixed-wireless providers and CLECs. The pursuit of acquisition or other strategic opportunities will place significant demands on the time and attention of our senior management and will involve considerable financial and other costs relating to:

     o identifying and investigating acquisition candidates or strategic partners,

     o   negotiating acquisition or other agreements,

     o   integrating acquired businesses with our existing operations, and

     o   operating new technologies

In addition, employees and customers of acquired businesses may sever their relationship with these businesses during or after such an acquisition. We cannot assure you that we will be able to successfully consummate any acquisitions or successfully integrate into our operations any business or assets which we may acquire.

INTENSE COMPETITION EXISTS IN THE SUBSCRIPTION TELEVISION MARKET. WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES. OUR FAILURE TO MAINTAIN AND EXPAND OUR WIRELESS CABLE SUBSCRIBER BASE COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     The subscription television business is also highly competitive, and many of our competitors have significantly greater resources and channel capacity than we have. Our principal subscription television competitors consist of traditional hardwire or franchised cable operators, direct to home/direct broadcast satellite providers and private cable operators. Wireless cable providers, including our subscription television service, have only approximately 1.3% share of the national subscription television market. In addition, local off-air VHF/UHF broadcast television stations, such as affiliates of ABC, NBC, CBS and Fox, continue to be a primary source of free video programming for the public. Our failure to maintain our existing wireless cable subscriber base and expand the subscriber base could adversely affect our results of operations. We cannot assure you that we will be able to maintain or expand our subscriber base for our wireless cable services.

LOSS OF DIRECTV CONTRACTS COULD ADVERSELY AFFECT THE DEMAND FOR OUR WIRELESS CABLE SERVICE.

     Our business strategy assumes growth of our DIRECTV offerings, either independently or in combination with our MMDS video offering. Because certain of our DIRECTV offerings generate more favorable returns than our stand-alone MMDS offering, and our DIRECTV offerings allow us to use MMDS spectrum for other purposes, we have shifted the focus of our sales and marketing efforts to emphasize sales of DIRECTV service. We depend on our contracts with DIRECTV to provide DIRECTV service. Our SFU and MDU contracts with DIRECTV expire in April 2003 and October 2004, respectively. A cancellation or nonrenewal of our contracts with DIRECTV could have a material adverse effect on our ability to maintain or expand our wireless cable subscriber base.

OUR CURRENT WIRELESS BROADBAND SERVICES HAVE LINE OF SIGHT LIMITATIONS. THESE LINE OF SIGHT LIMITATIONS MAY REDUCE THE NUMBER OF CUSTOMERS WE CAN SERVE IN A MARKET OR INCREASE OUR COST OF OPERATIONS.

     Our current wireless broadband services require a direct line of sight between our base station and the antenna at the customer's site. Our average coverage radius of a single-cell base station is approximately 35 miles, depending on local conditions. However, our transmission paths can be obstructed by foliage, terrain and buildings, among other things. As a result, we may not be able to supply service to all potential customers in a market from a single base station. While in certain instances we can employ additional cell sites to overcome line of sight obstructions, we may not always be able to secure the required FCC approval necessary to achieve the desired signal coverage. Adding this equipment in some instances also could increase our costs of service. While these costs may not be significant in all cases, they may cause our wireless broadband services to become less economical in certain markets. Although we expect a VOFDM technology platform to mitigate line of sight restrictions on our services, we cannot assure you that we will be able to effectively implement a VOFDM technology platform or that it will mitigate line of sight restrictions.

BUILDING OWNERS CONTROL ACCESS TO CERTAIN STRATEGIC RECEIVE SITES.

     We may be required to obtain rights from building owners to install our antennas and other equipment to provide service to our business customers. We cannot assure you that we will be able to obtain, at costs or on terms acceptable to us, the access rights necessary to expand our services as planned.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGY CHANGES.

     The high-speed Internet access industry is subject to rapid technological change, frequent new service introductions and evolving industry standards. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet evolving standards. We cannot predict the extent to which competitors using existing or currently undeployed methods of delivery of Internet access services will compete with our services. We cannot assure you that:

     o existing, proposed or undeveloped technologies will not render our fixed-wireless systems less profitable or less viable,

     o we will have the resources to acquire new technologies or to introduce new services that could compete with future technologies, or

     o we will be successful in responding to technological changes in a timely and cost effective manner.

WE MAY BE LIABLE FOR INFORMATION SENT THROUGH OUR NETWORK.

     The law relating to the liability of Internet access providers for information carried on, stored on or disseminated through their network is unsettled. Several private lawsuits seeking to impose liability upon Internet access providers currently are pending. In addition, legislation has been enacted and new legislation has been proposed that imposes liability for the transmission of or prohibits the transmission of certain types of information on the Internet, including sexually explicit and gambling information. While no one has ever asserted a claim against us relating to this issue, someone may assert a claim of that type in the future and may be successful in imposing liability on us. Although we carry Internet liability insurance, it may not be adequate to compensate claimants or may not cover us if we become liable for information carried on or disseminated through our networks.

TWO FORMER STOCKHOLDERS HAVE FILED A MOTION TO REVOKE THE ORDER OF THE U.S. BANKRUPTCY COURT CONFIRMING OUR PLAN. IF THE ORDER IS REVOKED, THE DISCHARGE OF OUR DEBT MAY BECOME INEFFECTIVE AND WE COULD BE PLACED BACK IN REORGANIZATION UNDER CHAPTER 11 OF THE U.S. BANKRUPTCY CODE.

     On December 4, 1998, we filed our Plan. On March 15, 1999, the bankruptcy court confirmed our Plan, which was approved by all classes of claims that voted on the Plan (including stockholders) and became effective April 1, 1999. In September 1999 we received notice that two former stockholders had filed a motion pro se to revoke the order confirming our Plan, asserting that we obtained the order by fraudulently undervaluing our assets. The bankruptcy court may grant the motion and revoke the order of confirmation if and only if the order was procured by fraud. If the bankruptcy court grants this motion, then the court has broad authority to revoke the Order Confirming Plan of Reorganization, grant relief to protect any entity that acquired rights in good faith reliance on the order, and revoke the discharge of our debt. If the court revoked the discharge of our debt, we could be placed back in reorganization under Chapter 11 of the U.S. Bankruptcy Code. We have filed a motion to dismiss the motion to revoke, believe the motion to revoke is without merit and intend to vigorously oppose the motion to revoke. Our motion to dismiss the motion to revoke is under consideration by the bankruptcy court.

ITEM 2. PROPERTIES

     We lease approximately 24,000 square feet of office space for our executive offices in Plano, Texas. We lease approximately 9,600 square feet of space for telemarketing, customer care operations and training facilities in Denison, Texas. We believe that the facilities described above are leased at fair market value and are adequate for the foreseeable future.

     The principal physical assets of our operating systems consist of satellite signal reception equipment, radio transmitters and transmission antennas and customer premises equipment. We lease space or have options to lease space for our wireless broadband Internet and video operations on about 100 communications towers, including 30 towers that we sold to SBA in December 1999 and first quarter 2000. The leases and options have terms from one to 15 years.

ITEM 3. LEGAL PROCEEDINGS

     Chapter 11 Proceeding. On December 4, 1998, we filed our Plan. On March 15, 1999, the bankruptcy court confirmed the Plan, which became effective on April 1, 1999. See "Reorganization" in Item 1.

     Motion to Revoke Order of Confirmation. In September 1999, we received notice that a Motion to Revoke Order of Confirmation had been filed pro se in the U.S. Bankruptcy Court for the District of Delaware (No. 98-2692-JJF) by two former stockholders of Heartland Wireless Communications, Inc., seeking to revoke the order of the bankruptcy court confirming our Plan under Chapter 11 of the U.S. Bankruptcy Code. The motion asserts that we procured the order confirming our Plan by fraudulently undervaluing our enterprise value, and seeks to set aside the order. While it is not feasible to predict or determine the final outcome of this proceeding, and while management does not expect such an outcome, an adverse outcome in this proceeding could result in the discharge of our debt under our Plan being revoked and we could be placed back in reorganization under Chapter 11. We have filed a motion to dismiss the motion to revoke, believe the motion to revoke is without merit and intend to vigorously oppose the motion to revoke. Our motion to dismiss the motion to revoke is under consideration by the bankruptcy court.

     Securities Litigation. Nucentrix and certain of its former officers and directors are co-defendants in a stockholder action originally filed in February 1998 in the United States District Court for the Northern District of Texas, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). The Coates action involves federal securities laws claims brought by two former stockholders of Nucentrix against Nucentrix and six former officers and/or directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that during a period beginning on November 14, 1996, and ending on March 20, 1997, defendants allegedly misrepresented Nucentrix's financial condition in various press releases and public filings. The plaintiffs seek unspecified damages, costs and expenses, including attorneys' and experts' fees. On November 2, 1998, the court granted the defendants' motion to dismiss the plaintiffs' complaint. The plaintiffs filed an amended complaint on January 4, 1999. On July 8, 1999, for the second time, the court granted defendants' motion to dismiss the plaintiffs' complaint for failure to state a claim. The court granted plaintiffs' permission to file an amended complaint for a second time, which the plaintiffs have filed and to which the defendants have responded.

     Three of our former officers and directors are co-defendants in a purported class action lawsuit originally filed in July 1998 in State District Court in Kleburg County, Texas. Nucentrix originally was a named defendant in this lawsuit, which is styled Thompson, et al. v. David E. Webb, et al. (98-371-D), but was dismissed as a named defendant in May 1999. In March 2000, in a fifth amended petition, the plaintiffs added KPMG LLP as a named defendant. The Thompson action seeks to represent a class consisting of anyone who acquired the common stock of Nucentrix from November 15, 1995, to March 20, 1997.

     Plaintiffs in the Thompson action allege state securities laws violations, misrepresentation and civil conspiracy claims against the three former officers and directors. The petition alleges that, during the purported class period, defendants caused Nucentrix to misstate material facts concerning Nucentrix's subscriber base and omit to disclose the need for a material write-down of accounts receivable relating to its wireless cable subscriber base. Plaintiffs' action further claims that Nucentrix violated generally accepted accounting principles by allegedly (1) failing to recognize revenue properly, (2) failing to adequately reserve for doubtful accounts receivable, (3) failing to write off certain capitalized installation and equipment costs, and (4) using unrealistically long amortization periods. The plaintiffs also allege that KPMG LLP, Nucentrix's independent auditors during the purported class period, issued false audit reports on Nucentrix's financial statements during this time.

     The plaintiffs seek unspecified compensatory and punitive damages, costs and expenses, including attorneys' fees and experts' fees, as well as injunctive relief relating to any proceeds derived from defendants' stock sales, if any. The plaintiffs have alleged in a statement of the case that their purported class damage models indicate retention damages of $35.4 million and selling damages of $35.1 million, for total damages of $70.5 million. Three of our former officers and directors remain named defendants. Nucentrix's liability to these officers and directors with respect to this lawsuit is limited under our Plan as described below. This matter is currently set for trial in August 2000.

     Our By-Laws as in effect prior to the Effective Date of our Plan provided for indemnification of our officers and directors to the fullest extent permitted under Delaware law. Generally, Section 145 of the General Corporation Law of the State of Delaware (the "DGCL") permits a corporation to indemnify any person who was or is a party to any action because such person is or was a director, officer, employee or agent of such corporation for liabilities related to any such action if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interest of such corporation. As a result, our former directors and officers who are parties to the Coates or Thompson actions may have a claim for indemnification against us to the extent they incur liabilities resulting from or incur expenses in defending these actions. The treatment of any such claims is provided for in our Plan.

     Under Section 11.5 of our Plan, we are obligated, to the extent permitted under the DGCL, to indemnify persons who served as officers or directors of Nucentrix on or after April 25, 1997, for certain liabilities arising as a result of such persons having served as an officer or director of Nucentrix, including, subject to the limitations described below, liabilities arising out of their being named as a defendant in the Coates or Thompson actions. We refer to our obligation under Section 11.5 of our Plan as "Assumed Indemnity Obligations." Our Assumed Indemnity Obligations do not apply, however, with respect to any liability arising from acts or omissions occurring prior to April 25, 1997, if the liability is based on (1) a breach of their duty of loyalty to us or our stockholders, (2) acts or omissions taken not in good faith and not in a manner they reasonably believed to be in or not opposed to our best interest or which involve intentional misconduct, gross negligence or a knowing violation of law, or (3) any transaction from which the director of officer derived any improper personal benefit. Claims asserted by former directors and officers of Nucentrix which are not covered by our Assumed Indemnity Obligations, to the extent allowed by the bankruptcy court, would be classified as Class 6 Indemnity Claims under our Plan. Under Section 4.6 of our Plan, holders of Class 6 Indemnity Claims allowed by the bankruptcy court would be entitled to recover on account of such claims only to the extent of any available coverage under our corporate liability insurance, including any self-insured retention under those policies.

     All of our former officers and directors of Nucentrix who are defendants in the Coates and Thompson actions, other than two former officers and directors who are defendants in each of the Coates and Thompson actions, served as officers or directors after April 25, 1997, and, therefore, are beneficiaries of the Assumed Indemnity Obligations. To the extent the two former officers and directors who are not, or any other former or current officer or director who otherwise is determined not to be, entitled to the benefit of the Assumed Indemnity Obligations incur liability in any of these lawsuits, we believe that any claim they may assert against us for indemnification, to the extent allowed by the bankruptcy court, would be treated as Class 6 Indemnity Claims under our Plan and their recovery would be limited to any available proceeds of our corporate liability insurance. To the extent any of the other former or current officers or directors incur any liability in any of these lawsuits, we would be obligated to indemnify such persons as part of our Assumed Indemnity Obligations, subject to the exceptions described above, to the extent the proceeds of our corporate liability insurance are insufficient to cover such liabilities.

     To the extent plaintiffs in the Coates and Thompson actions are entitled to any recovery from us and the bankruptcy court allows any claim they may file against us, we believe any such claim for recovery would be classified under our Plan as a Class 7 Bondholder Litigation Claim, which is a claim based on the purchase or sale of our debt securities, or a Class 8 Stockholder Litigation Claim, which is a claim based on the purchase or sale of our equity securities. Under our Plan, each holder of a Bondholder Litigation Claim that is allowed by the bankruptcy court will be entitled to receive, in full satisfaction of such claim, (1) a pro rata portion of any liability insurance proceeds that remain after the satisfaction of our Assumed Indemnity Obligations and payments made on Class 6 Indemnity Claims and (2) if insurance proceeds are insufficient to satisfy such claim in full, a pro rata portion of the 275,000 warrants that we are obligated to issue under our Plan, up to the number of warrants with a value sufficient to satisfy the allowed amount of such claim. Each holder of a Stockholder Litigation Claim that is allowed by the bankruptcy court will be entitled to receive, in full satisfaction of such claim, (1) a pro rata portion of any liability insurance proceeds that remain after the satisfaction of our Assumed Indemnity Obligations, Class 6 Indemnity Claims and Bondholder Litigation Claims and (2) if insurance proceeds are insufficient to satisfy such claim in full, a pro rata portion of the Stockholder Litigation Claims portion of the 275,000 warrants that we are obligated to issue under our Plan, up to the number of warrants with a value sufficient to satisfy the allowed amount of such claim. The Stockholder Litigation Claims Portion of these warrants will be that portion of the warrants that remain after satisfaction of Bondholder Litigation Claims that bears the same proportion to the total number of remaining warrants as the number of shares of equity interests represented by allowed Stockholder Litigation Claims bears to the number of shares of equity interests represented by the allowed Stockholder Litigation Claims and the allowed claims of previous holders of common stock and other equity interests in Nucentrix prior to the Effective Date.

     We are vigorously defending the Coates and, on behalf of our former directors and officers that are parties thereto, Thompson actions. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss for these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings against one or more persons entitled to the benefit of Assumed Indemnity Obligations which, in the aggregate, exceeds or otherwise is excluded from applicable insurance coverage, could have a material adverse effect on our financial condition, results of operations or cash flows.

     Late Fee Litigation. Nucentrix is a party to a purported class action lawsuit filed in May 1998 and pending in State District Court in Brooks County, Texas, styled Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1). The lawsuit alleges that the administrative late fees charged by Nucentrix are not reasonably related to the costs incurred by Nucentrix as a result of late payment of accounts. The plaintiff seeks to certify a class to represent all persons receiving cable service from Nucentrix or who have been charged a late fee by Nucentrix. The plaintiff seeks a declaration that any contractual provisions for Nucentrix's late fees are void or usurious, and seek unspecified money damages, interest, attorneys' fees and costs. We believe that the plaintiff's claims in the Garcia case are barred by, among other things, the order confirming our Plan entered by the bankruptcy court on March 15, 1999, for plaintiff's failure to file a proof of claim in our Chapter 11 proceedings, and that the plaintiff is entitled to no recovery under the Plan. We have filed a motion with the bankruptcy court to permanently enjoin and dismiss this matter. The bankruptcy court has heard oral arguments on the motion, but has not rendered a decision.

     Nucentrix also is a party to a purported class action filed in December 1998 in State District Court in Nueces County, Texas styled Ysasi, et al. v. Heartland Wireless Communications, Inc. (98-6430-B). The plaintiffs in the Ysasi action have filed a fifth amended original petition and class action complaint, which alleges that our administrative late fees are unenforceable and usurious. The plaintiffs seek to represent a class consisting of all persons who paid a $6.00 administrative fee on their accounts since December 4, 1998. The plaintiffs seek (1) a declaration that the administrative late fee charged by us was usurious, (2) an injunction enjoining Nucentrix from charging more than 6% on overdue payments on accounts in Texas, and (3) recovery of statutory penalties and interest, attorneys' fees, prejudgment and post-judgment interest and costs.

     We intend to vigorously defend the late fee actions. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

     Other. Nucentrix is a party, from time to time, to routine litigation incident to our business. We do not believe that any other pending litigation matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     As discussed under "Reorganization" in Part I., Item 1., all shares of our common stock outstanding as of the April 1, 1999, Effective Date of our Plan were canceled and we issued 10,000,000 shares of common stock to certain creditors. Beginning April 5, 1999, our newly issued common stock began trading on the over-the-counter bulletin board quotation system under the symbol "NCNX." On August 10, 1999, the common stock was approved for quotation on The Nasdaq Stock Market, where it began trading on August 12, 1999, under the symbol "NCNX."

     The low and high bid prices of the common stock on the over-the-counter bulletin board quotation system for the period April 5, 1999, through August 11, 1999, were as follows:


                                                LOW             High
                                               ------           ------

April 5, 1999 -- June 30, 1999                 $13.00           $39.25
July 1, 1999 -- August 11, 1999                $24.00           $30.25

The low and high bid prices of the common stock as reported on The Nasdaq Stock Market for the period August 12, 1999, through December 31, 1999, were as follows:

                                                LOW             High
                                               ------           ------

August 12, 1999 -- September 30, 1999          $24.00           $28.13
October 1, 1999 -- December 31, 1999           $19.63           $25.88

     The last reported sale price of the common stock on The Nasdaq Stock Market on March 27, 2000, was $35.00. We have not provided market price information for periods before April 5, 1999, because, as a result of our reorganization, our capital structure and financial condition before the Effective Date was substantially different than after the Effective Date.

     The number of record holders of common stock as of February 29, 2000, was approximately 10, although we believe there are up to 1,200 beneficial owners of our common stock.

DIVIDENDS

     We have not paid any cash dividends on our common stock, and do not intend to pay cash dividends in the foreseeable future. Our Board of Directors may reexamine our dividend policy from time to time. However, if we raise capital in the future through financings obtained from outside sources, the terms of these financings may restrict or prohibit us from paying any dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES.

     Effective April 1, 1999, we issued 10,000,000 shares of common stock and warrants to purchase 825,000 shares of our common stock (the "Issued Securities") pursuant to our Plan. We also are obligated pursuant to the Plan to issue (1) warrants to acquire an additional 275,000 shares of common stock to certain classes of or claims against and/or interests in Nucentrix, which will become issuable upon the resolution of certain pending litigation claims, and
(2) a yet to be determined number of additional shares of common stock to satisfy certain miscellaneous unsecured claims that may be allowed by the bankruptcy court (the "Future Securities" and, together with the Issued Securities, the "Securities"). The Issued Securities were, and the Future Securities will be, issued pursuant to the Plan under Section 1145(a) of the Bankruptcy Code. Therefore, the issuance of the Securities is exempt from the registration requirements of Section 5 of the Securities Act. However, pursuant to Section 1145(c) of the Bankruptcy Code, the issuance of the Securities pursuant to the Plan is deemed a public offering of the Securities and, therefore, the Securities are not "restricted securities" for purposes of Rule 144 promulgated under the Securities Act. In accordance with the Plan, the Securities were, or will be, distributed to certain creditors of and/or interest holders in the registrant in exchange for claims against and/or interests in Nucentrix. See "Reorganization" in Item 1.

     As of February 29, 2000, we had issued 9,757 shares of common stock pursuant to the Plan as described in clause (2) of the preceding paragraph.

     The issuance of shares of common stock upon the exercise of the warrants issued, or to be issued, pursuant to the Plan also will be exempt from the registration requirements of the Securities Act pursuant to Section 1145(a)(2) of the Bankruptcy Code and, pursuant to Section 1145(c) of the Bankruptcy Code, such shares will not be "restricted securities" for purposes of Rule 144.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents summary historical financial and other data for Nucentrix. As a result of the application of Fresh Start Reporting, financial information as of December 31, 1999, and for the period from the Effective Date to December 31, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of and for each of the years in the four year period ended December 31, 1998, and for the period from January 1, 1999, to the Effective Date (collectively, the "Predecessor Period"). See "Reorganization" in Item 1. The selected historical financial data presented below as of and for each of the years in the five year period ended December 31, 1999, is derived from the audited Consolidated Financial Statements of Nucentrix. Historically, we have used our spectrum primarily to deliver subscription television services and, therefore, our historical results are not necessarily indicative of our future results as we implement our business strategy as described in "Part 1., Item 1. Business." You should read the financial data below together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Nucentrix's Consolidated Financial Statements, including the notes thereto, included elsewhere in this document.

                                  SUCCESSOR                                         PREDECESSOR
                              -----------------   --------------------------------------------------------------------------------
                                 PERIOD FROM        PERIOD FROM
                              EFFECTIVE DATE TO   JANUARY 1, 1999,                      YEAR ENDED DECEMBER 31,
                                 DECEMBER 31,           TO            ------------------------------------------------------------
                                    1999           EFFECTIVE DATE       1998             1997             1996             1995
                                 ---------           ---------        ---------        ---------        ---------        ---------
                                                           (Dollars in thousands, except per share data)

STATEMENT OF OPERATIONS
   Data:
Revenues ....................    $  52,009           $  18,466        $  73,989        $  78,792        $  56,017        $  15,300
Operating expenses:
   System operation .........       23,767               8,599           35,790           39,596           21,255            4,893
   Selling, general and
      administrative ........       26,125               9,156           36,367           42,255           42,435           11,887
   Depreciation and
      amortization(1)(2) ....       19,167               6,104           39,550           65,112           39,323            6,234
   Impairment of long-
      lived assets(2) .......           --                  --          105,791               --               --               --
                                 ---------           ---------        ---------        ---------        ---------        ---------
Total operating
   expenses .................       69,059              23,859          217,498          146,963          103,013           23,014
                                 ---------           ---------        ---------        ---------        ---------        ---------
Operating loss ..............      (17,050)             (5,393)        (143,509)         (68,171)         (46,996)          (7,714)
Interest income
   (expense), net ...........          334                 102          (34,436)         (34,321)         (18,166)         (10,857)
Equity in losses of
   affiliates ...............           --                  --          (30,340)         (32,037)         (18,612)          (1,369)
Other income
   (expense) ................          483                   2              (10)             (54)           4,981             (247)
                                 ---------           ---------        ---------        ---------        ---------        ---------
Loss before reorganization
   costs, income taxes and
   extraordinary item .......      (16,233)             (5,289)        (208,295)        (134,583)         (78,793)         (20,187)
Reorganization costs(3) .....       (1,011)             (2,311)          (3,266)              --               --               --
                                 ---------           ---------        ---------        ---------        ---------        ---------
Loss before income taxes
   and extraordinary item ...      (17,244)             (7,600)        (211,561)        (134,583)         (78,793)         (20,187)
Income tax benefit ..........           --                  --               --               --           28,156            4,285
                                 ---------           ---------        ---------        ---------        ---------        ---------
Loss before
   extraordinary item .......      (17,244)             (7,600)        (211,561)        (134,583)         (50,637)         (15,902)
Extraordinary item ..........           --             173,783               --               --           10,424               --
                                 ---------           ---------        ---------        ---------        ---------        ---------
Net income (loss) ...........    $ (17,244)           $166,183        $(211,561)       $(134,583)       $ (61,061)       $ (15,902)
                                 =========           =========        =========        =========        =========        =========
Net loss per new common
   share-- basic and
   diluted(4) ...............    $   (1.71)                N/A              N/A              N/A              N/A              N/A
                                 =========           =========        =========        =========        =========        =========

                                         SUCCESSOR                                  PREDECESSOR
                                       --------------   ------------------------------------------------------------------------
                                        PERIOD FROM     PERIOD FROM
                                       EFFECTIVE DATE    JANUARY 1,
                                             TO          1999, TO                         YEAR ENDED DECEMBER 31,
                                         DECEMBER 31,    EFFECTIVE        ------------------------------------------------------
                                            1999           DATE            1998            1997            1996            1995
                                       --------------    ---------        ------          ------          ------          ------
                                                                          (Dollars in thousands)

OTHER DATA:
EBITDA(5) ........................        $ 2,117       $    711           1,832          (3,059)         (7,673)         (1,480)
Net cash provided by (used
   in) operating activities ......          5,593          2,449          (8,377)        (41,646)        (22,754)         (6,474)
Net cash provided by (used
   in) investing activities ......         (3,949)        (4,959)         (2,038)          6,826         (34,169)        (96,703)
Net cash provided by (used
   in) financing activities ......           (302)          (576)         (1,730)         (1,955)        113,376         114,334
Capital Expenditures .............         10,199          2,550          13,473          29,712          95,680          46,034

                                  SUCCESSOR                            PREDECESSOR
                                ------------      ----------------------------------------------------------
                                    AS OF                              AS OF DECEMBER 31,
                                DECEMBER 31,      ----------------------------------------------------------
                                    1999             1998            1997            1996             1995
                                ------------      ---------        ---------       ---------       ---------
                                                                 (Dollars in thousands)

BALANCE SHEET DATA:
Cash and cash
  equivalents .............       $  28,932       $  30,676        $  42,821       $  79,596       $  23,143
Restricted assets .........             650           1,011           10,333          30,007          18,739
Systems and equipment,
  net(2) ..................          55,993          61,037          122,653         145,797          60,649
License and leased
  license investment,
  net(2) ..................          73,310          79,703          123,369         129,725          60,421
Total assets ..............         168,811         186,032          372,134         515,364         205,405
Long-term debt,
  including current
  portion .................          16,516          16,277          308,196         303,538         141,652
Liabilities subject to
  compromise(3) ...........              --         322,781               --              --              --
Total stockholders'
  equity (deficit) ........         130,045        (165,090)          46,408         180,847          51,688

-------------------

(1) We changed the useful lives for depreciating the nonrecoverable portion of subscriber installation costs in 1997 and 1996, and for amortizing license and leased license costs and excess of cost over fair value of net assets acquired in 1996. See Notes 1(g) and 1(h) to the Consolidated Financial Statements.

(2) During the second and third quarters of 1998, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, we wrote down channel licenses and leases, systems and equipment and other long-lived assets to estimated fair value, which resulted in a non-cash impairment charge of $105.8 million. See Note 2 to the Consolidated Financial Statements.

(3) We filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998. Our Plan was confirmed on March 15, 1999, and became effective on April 1, 1999. Accordingly, we have reclassified our Old Senior Notes and Old Convertible Notes, which were subject to compromise in the reorganization, to "Liabilities Subject to Compromise" at December 31, 1998. See Note 8 to the Consolidated Financial Statements. Expenses related to our reorganization, such as professional fees and administrative expenses, are classified as "Reorganization costs."

(4) Loss per basic and dilutive common share for each period presented has been calculated using the provisions of SFAS No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997, and requires restatement of all prior period loss per share data. Earnings per share information has not been presented for the Predecessor Period because Nucentrix was recapitalized on the Effective Date, in connection with the Plan, and accordingly, per share amounts are not comparable between the Predecessor Period and the Successor Period. See Note 1(l) to the Consolidated Financial Statements.

(5) "EBITDA" represents earnings before interest, taxes, depreciation and amortization and non-recurring items. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may be calculated differently from company to company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Our business strategy is to become a leading provider of fixed-wireless broadband network services using our high-capacity radio spectrum in medium and small markets. We currently provide always-on high- speed wireless Internet access service under temporary developmental FCC licenses to over 170 accounts serving approximately 1,360 end users in two of our 92 markets, primarily to medium-sized and small businesses. We launched our first such Internet market, Sherman-Denison, Texas, in February 1999 followed by our second market, Austin, Texas, in May 1999. In February 2000, we announced a strategic alliance and agreement with Cisco, to pursue testing and deployment of fixed-wireless broadband services using VOFDM technology on a Cisco Powered Network. The agreement includes two field trials to be completed between September 2000 and the end of 2000. We expect to launch at least 20 total markets by the end of 2001 using this technology.

     Historically, we have used our spectrum to provide subscription television services. Our business strategy contemplates a decline in revenues, video subscribers and EBITDA from the subscription television business in 2000 and beyond, as we develop and expand our wireless broadband Internet and other IP-based businesses. Our historical results are not necessarily indicative of our future results as we implement our business strategy.

     Reorganization. On the April 1, 1999, Effective Date, we consummated our Plan to convert, among other things, approximately $325 million of senior and subordinated debt and accrued interest into common stock. As a result of the application of Fresh Start Reporting, financial information in the Consolidated Financial Statements as of December 31, 1999, and for the period from the Effective Date to December 31, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of December 31, 1998, for the year ended December 31, 1998, and for the period January 1, 1999, to the Effective Date (collectively, the "Predecessor Period"). Accordingly, such information is not comparable. The Predecessor Period includes operations through March 31, 1999, plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations from the Effective Date through December 31, 1999. See "Reorganization" in Item 1.

     Revenues. Our revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming equipment, rental and other miscellaneous fees, as well as fees generated from start-up Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to our wireless cable subscribers and systems because revenues and subscribers from our Internet business were immaterial in 1999.

     System Operations Expenses. System operations expenses include channel lease payments, wireless cable programming costs, labor and overhead and costs related to service calls and disconnects, transmitter site and tower rentals and certain repairs and maintenance expenditures. Programming costs, with the exception of minimum payments, channel lease payments and repairs and maintenance, are variable expenses based on the number of subscribers.

     Depreciation and Amortization Expense. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of license and leased license investment and amortization of the subscriber value and excess of cost over fair value of net assets acquired. Our policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor and, prior to 1998, certain overhead charges and direct commissions. These direct costs are capitalized as systems and equipment in the Condensed Consolidated Balance Sheet included elsewhere in this document.

     EBITDA. EBITDA, or earnings before interest, taxes, depreciation and amortization and non- recurring items, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunication industries. EBITDA is also widely accepted as a financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999.

     The following table summarizes the operating results for the year ended December 31, 1999, in comparison to the years ended December 31, 1998 and 1997 (the "Predecessor Periods"), combining the 1999 results for the 1999 Predecessor Period (January 1, 1999, through the Effective Date) with the Successor Period (Effective Date through December 31, 1999). The most significant impact of the Plan was a decrease in depreciation and amortization expense due to the write-down of certain long-lived assets to estimated fair value, a decrease in interest expense due to the extinguishment of liabilities subject to compromise, and a one-time, nonrecurring gain on extinguishment of liabilities subject to compromise. Specific trends addressed within the discussion of operating results will refer to the combined results as presented in this table (in thousands), unless otherwise noted:

                                                          YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                    1999            1998            1997
                                                  --------        --------        --------

Revenues                                          $ 70,475        $ 73,989        $ 78,792
Systems operations expense                          32,366          35,790          39,596
Selling, general and administrative expense         35,281          36,367          42,255
Depreciation and amortization                       25,271          39,550          65,112
Interest income                                      1,583           2,659           5,546
Interest expense                                     1,147          37,095          39,867
Equity in losses of affiliates                           0          30,340          32,037
Reorganization costs                                 3,322           3,266              --
Net cash provided by (used in ) operating            8,042          (8,377)        (41,646)
    activities
Net cash provided by (used in) investing            (8,908)         (2,038)          6,826
    activities
Net cash used in financing activities                 (878)         (1,730)         (1,955)

     Revenues. Our revenues were $70.5 million in 1999, $74.0 million in 1998 and $78.8 million in 1997, representing a 4.7% decrease from 1998 to 1999 and a 6% decrease from 1997 to 1998.

     Average subscribers for the year ended December 31, 1999, were approximately 155,000 compared to approximately 170,000 subscribers at December 31, 1998. The decline in revenues from 1998 to 1999 resulted primarily from fewer total subscription television subscribers as we continued to shift our principal focus from subscription television service to developing our wireless broadband IP-based services. This decline was partially offset by $3 million of additional revenues recognized from our agency relationships with DIRECTV and its distributors. All of the 1999 revenue was recorded during the fourth quarter of 1999. The amounts attributable to the first, second and third quarters of 1999 were $380,000, $458,000 and $1 million, respectively, representing an increase in reported revenues. The quarterly information for the first, second and third quarters of 1999 has been restated in Note 15 to the Consolidated Financial Statements to reflect the recognition of this revenue for the appropriate quarterly period. Additional factors contributing to a loss in subscribers from 1998 to 1999 were:

     o our first system-wide price increase in the fourth quarter of 1998, which resulted in increased disconnects by video subscribers in 1999,

     o decreased marketing of MMDS subscription television services and overall increased competition for cable television services, and

     o loss of subscribers in Austin in the second quarter of 1999 as a result of a technology conversion that caused some existing subscribers to fall outside of the coverage range of the new technology.

     Average monthly recurring revenue per subscriber was $33.67 for the twelve months ended December 31, 1999, compared to $33.40 for the same period last year. This increase was due to an increase in the percentage of subscribers purchasing DIRECTV packages which have a higher average revenue in the year installed.

     We expect revenues and video subscribers to continue to decline in 2000 as we continue to transition our business from subscription television to wireless broadband Internet and other IP-based services. We do not expect the decline to be offset materially by an increase in revenues from our Internet business in 2000, as we do not expect to complete field trials for our new Internet services technology platform until between September 2000 and the end of 2000, and expect to receive two-way operating licenses after completion of these trials. We believe that the decline in revenues and total subscription television subscribers will be offset by revenues from our Internet business to a greater degree in 2001 and beyond, as we intend to launch our wireless Internet access service in at least 20 markets by the end of 2001.

     The decrease in revenues from 1997 to 1998 was due primarily to a decrease in average subscribers from 184,000 in 1997 to 170,000 in 1998. This decline in subscribers resulted from:

     o stricter credit policies for approving new customers, which, although contributing to a decline in revenues, reduced churn and bad debt expense,

     o   slower than anticipated sales force hirings,

     o the delayed launch of our marketing plan for our combined DIRECTV offerings until the third quarter of 1998,

     o an increase as of January 1, 1998, and November 1, 1998, in our equivalent basic unit, or "EBU," conversion rate for calculating MDU subscribers, and

     o the transfer of one operating system, and its associated revenues, to CS Wireless in December 1997.

     Although total revenues and subscribers decreased from 1997 to 1998, average monthly recurring revenue per subscriber increased to $33.40 in 1998 from $32.93 in 1997. This was due to a greater percentage of our subscribers purchasing premium packages and pay-per-view services at higher average subscription rates as lower-priced wireless cable packages were replaced with upgraded offerings.

     At December 31, 1999, we had approximately 145,000 subscribers compared with approximately 170,000 at December 31, 1998, and approximately 184,000 at December 31, 1997. We had 58 operating systems at December 31, 1999, compared to 57 at December 31, 1998, and 58 at December 31, 1997.

     System Operations Expense. System operations expenses were $32.4 million, $35.8 million and $39.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. As a percentage of revenues, system operations expenses were 46% in 1999, 48% in 1998 and 50% in 1997.

     The decrease in system operations expense from 1998 to 1999 was primarily due to lower service call expense as a result of fewer subscribers and lower programming costs due to a larger proportion of DIRECTV subscribers, which have lower or no programming costs to Nucentrix. In addition, disconnect expense was reduced as average monthly churn decreased to 3.1% for the twelve months ended December 31, 1999, compared to 3.3% for the twelve months ended December 31, 1998.

     The decrease in system operations expense from 1997 to 1998 was due primarily to lower programming costs as a percent of revenues as more subscribers migrated to our combination DIRECTV/MMDS offering which has lower programming costs or to our DIRECTV-only offering which has no programming costs to Nucentrix. This decrease was slightly offset by programming rate increases from certain providers. In addition, compared to 1998, we experienced higher service call and disconnect expense during 1997 due to:

     o   installation corrections at certain subscriber households,

     o   recovery of equipment from disconnected subscribers, and

     o   higher churn in 1997.

     Selling, General and Administrative ("SG&A") Expense. SG&A expense was $35.3 million in 1999, $36.4 million in 1998 and $42.3 million in 1997. As a percent of revenues, SG&A expense was 50% for 1999, 49% for 1998 and 54% for 1997.

     SG&A expense for the twelve months ended December 31, 1999, included $1.5 million in costs associated with our Internet operations, which primarily included labor and marketing expenses incurred to launch the Austin and Sherman-Denison markets. Excluding Internet costs and revenues, SG&A would have been 48% of revenues for the twelve months ended December 31, 1999. SG&A expense decreased for the twelve months ended December 31, 1999, compared to the twelve months ended December 31, 1998, due to decreased video marketing costs and savings from consolidation of certain market offices and management, slightly offset by increased expenditures to improve service at our customer care center and start-up costs for the Internet service business.

     The decrease in SG&A expense in 1998 compared to 1997 was due to:

     o lower bad debt expense resulting from improved credit screening and collections procedures, and

     o labor savings and efficiencies realized from field operational improvements and consolidation of management and staff in certain markets.

     Depreciation and Amortization. Depreciation and amortization expense was $25.3 million in 1999, $39.6 million in 1998 and $65.1 million in 1997.

     The decrease in depreciation and amortization expense from 1998 to 1999 was due to a write down of certain long-lived assets to estimated fair market value during 1998 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     Depreciation and amortization expense decreased in 1998 compared to 1997 partially due to a nonrecurring charge to depreciation expense of $9.0 million during the third quarter of 1997. This charge was comprised of three components:

     o $6.1 million related to the third quarter 1997 write-off of equipment not recovered from subscriber homes,

     o $1.7 million related to the write-off of obsolete subscriber equipment that was not available for future use, and

     o $1.2 million related to the effects of a reduction in the estimated useful life of the nonrecoverable portion of subscriber installation costs from four years in 1996 to three years in the third quarter of 1997.

     In addition to the reasons outlined above, depreciation and amortization decreased in 1998 compared to 1997 due to the write down of certain long-lived assets to estimated fair market value during 1998 in accordance with SFAS No.
121. The carrying value of these assets was reduced by:

     o an impairment charge of $17.7 million to write down the carrying value of our undeveloped licenses to estimated fair market value during the second quarter of 1998,

     o an impairment charge of $6.8 million to reduce our excess basis in our 36% equity interest in CS Wireless during the second quarter of 199 (written off to equity in losses of affiliates),

     o an impairment charge of $18.9 million to write down the carrying value of our operating licenses and leased license investments to estimated fair market value during the third quarter of 1998,

     o an impairment charge of $44.5 million to write down the carrying value of our systems and equipment to estimated fair market value during the third quarter of 1998, and

     o an impairment charge of $24.7 million to write down the carrying value of our excess of cost over fair value to estimated fair market value during the third quarter of 1998.

     The amortization periods related to the nonrecoverable portion of installation costs for new subscribers over the periods presented reflect our best estimates of the expected useful lives of such costs at the time of implementation. In the third quarter of 1997, we reassessed our estimate of useful lives and reduced our estimate from four to three years. We based this reduction primarily on cumulative results of operation through September 30, 1997, that indicated a lower than anticipated retention rate of subscribers in markets where we offered 20 channels or less and in markets where prior promotional campaigns had begun to expire. A three-year useful life is the equivalent of a 2.8% churn rate. We currently believe that a consolidated monthly churn rate of 2.8% to 3.2% can be achieved and maintained in our existing markets.

     Impairment of Long-Lived Assets. We continually review components of our business for possible impairment of assets based on, among other things, changes in technology, competition, consumer habits and business climate. SFAS No. 121 addresses the accounting for impairment of long-lived assets to be disposed of and certain identifiable intangibles and goodwill related to those assets, provides guidelines for recognizing and measuring impairment losses, and requires that the carrying amount of impaired assets be reduced to estimated fair value.

     During the second quarter of 1998, we reviewed the assets associated with certain undeveloped markets including certain of the markets listed in the "Unconstructed Markets" table under the heading "Existing and Unconstructed Markets" in Item 1 and concluded that:

     o cash flows from operations would not be adequate to fund the capital outlay required to build out such markets, and

     o because of our default on our interest payment on the Old 13% Notes in the second quarter of 1998, outside financing for the build-out of these markets was not readily available prior to the consummation of a financial restructuring.

Therefore, in accordance with SFAS No. 121, the channel licenses and leases in these undeveloped markets were individually evaluated and written down to estimated fair value, resulting in a non-cash impairment charge of $17.7 million in the second quarter of 1998.

     Throughout the second and third quarters of 1998, we analyzed various recapitalization and restructuring alternatives with the assistance of our financial advisors, Wasserstein Perella and Co., Inc., including consensual, out-of-court alternatives. In October 1998, we announced that we intended to pursue a prenegotiated plan of reorganization by filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. This event caused us to evaluate all of our long-lived assets for impairment, according to the requirements of SFAS No. 121 and to write those assets down to fair market value. We retained the services of another third party to assist in performing the allocation of fair market value. This resulted in a non-cash impairment charge of $88.1 million for the third quarter of 1998. The impairment included write-downs of systems and equipment in the amount of $44.5 million, license and leased license investment in the amount of $18.9 million and the excess of cost over fair value in the amount of $24.7 million.

     Operating Loss. We generated operating losses of $22.4 million, $143.5 million and $68.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Excluding the write-down of long-lived assets to estimated fair market value in the second and third quarters of 1998, operating loss for the twelve months ended December 31, 1998, was $37.7 million reflecting an improvement of $15.3 million in 1999 compared to 1998. This was primarily due to lower programming costs, decreased subscription television marketing expenses, savings from consolidation of certain markets and lower depreciation expense resulting from the write-down of long-lived assets during 1998. Excluding the write-down of assets in 1998, operating loss decreased from 1997 to 1998 due to lower programming costs resulting from fewer subscribers, operational improvements and efficiencies in our operating markets and lower churn and bad debt expense.

     Consolidated EBITDA, excluding non-recurring items, was $2.8 million for the twelve months ended December 31, 1999, as compared to $1.8 million for the twelve months ended December 31, 1998 and negative $3.1 million for the twelve months ended December 31, 1997. We expect EBITDA to decline in 2000 as we continue to transition our business from subscription television to wireless broadband Internet and other IP-based services.

     Interest Income. Interest income was $1.6 million in 1999, $2.7 million in 1998 and $5.5 million in 1997. The decrease in interest income from 1998 to 1999 was due to higher interest earnings in the first quarter of 1998 on larger escrowed balances segregated for the payment of interest on the Old Senior Notes, which was paid in April 1998, combined with lower overall cash balances in the current year due to payment of reorganization costs.

     Interest income decreased from 1997 to 1998 due to higher interest earnings during 1997 on larger escrowed balances segregated for the payment of interest on the Old Senior Notes and higher interest earnings on a note receivable that was partially repaid during the second and third quarters of 1997.

     Interest Expense. We incurred interest expense of $1.1 million in 1999, $37.1 million in 1998 and $39.9 million in 1997. Interest expense decreased from 1998 to 1999 because we discontinued the accrual of interest and the amortization of deferred debt issuance costs on our Old Senior Notes and Old Convertible Notes upon filing the voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998. See "Reorganization" in Item 1. If interest had continued to be accrued, total interest expense would have been $12.6 million for the period from January 1, 1999, through the Effective Date.

     Interest expense during 1998 and 1997 consisted primarily of:

     o   non-cash interest related to the Old Convertible Notes,

     o   interest on our Old 13% Notes issued in March 1995,

     o   interest on our Old 14% Notes issued in December 1996,

     o   interest on debt incurred in conjunction with the BTA auction.

     The slight decrease in interest expense from 1997 to 1998 resulted from our voluntary Chapter 11 filing on December 4, 1998, at which time interest ceased to accrue on the impaired debt (the Old Convertible Notes and the Old Senior Notes). See "Reorganization" in Item 1. If interest had continued to be accrued, total interest expense would have been $39.9 million for the year ended December 31, 1998.

     Equity in Losses of Affiliates. We had no equity in losses of affiliates for the twelve months ended December 31, 1999, compared to losses of $30.3 million and $32 million during the twelve months ended December 31, 1998 and 1997, respectively. During the twelve months ended December 31, 1999, 1998 and 1997, we owned approximately 20% of the outstanding common stock of Wireless One and at December 31, 1998 and 1997, we owned approximately 36% of the outstanding common stock of CS Wireless. Losses recorded in prior years for Wireless One reduced our investment balance to zero in November 1997, although we still owned approximately 20% of the outstanding common stock. In January 2000, we exchanged 2,911,725 shares of common stock in Wireless One for approximately $3.8 million, pursuant to Wireless One's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. We expect to exchange the remainder of our 547,783 shares of Wireless One common stock for approximately $700,000 in the first quarter of 2000.

     During the twelve months ended December 31, 1998, we wrote off $6.8 million of our excess cost in CS Wireless and our remaining investment balance of $11.7 million based on losses incurred by CS Wireless. In December 1998, we sold our 36% equity interest in CS Wireless to CAI Wireless Systems, Inc. Accordingly, no losses from affiliates were recorded in the twelve months ended December 31, 1999. See "Recent Transactions -- CS Wireless Transaction -- Wireless One Equity Exchange" in Item 1.

     Income Tax Benefit. At December 31, 1999, and before taking into consideration the effects of the reorganization, we had an estimated $366.8 million net operating loss carryforward for income tax purposes. No income tax benefit was recorded for the years ended December 31, 1999, 1998 and 1997. The net operating loss carryforward will be reduced in connection with the reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Reorganization."

     Reorganization Costs. During each of the twelve months ended December 31, 1999, and December 31, 1998, we incurred $3.3 million in expenses related to our reorganization under Chapter 11 of the U.S. Bankruptcy Code. These costs were for financial and legal advisors, accountants and administrative costs. See "Reorganization" in Item 1.

     Gain on Debt Forgiveness. In connection with our reorganization under Chapter 11, on the April 1, 1999, Effective Date of our reorganization we recorded an extraordinary gain of approximately $174 million reflecting the extinguishment of liabilities subject to compromise in exchange for common stock and warrants. Upon consummation of our Plan on April 1, 1999, our Old Senior Notes and Old Convertible Notes totaling approximately $318 million, including the interest accrued thereon and associated unamortized discounts and debt issuance costs, were canceled and exchanged for 10 million shares of newly-issued common stock and warrants to acquire 825,000 shares of common stock, with a combined estimated fair value of $144.2 million as of the Effective Date. This extraordinary gain is not taxable to us pursuant to Federal income tax law because it arose in connection with our recapitalization under Chapter 11 of the U.S. Bankruptcy Code. It will, however, result in a permanent Tax Attribute Reduction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Reorganization."

     Net Loss. We have recorded net losses since our inception. Excluding the extraordinary gain on debt forgiveness discussed above, we incurred a net loss of $7.6 million for the period from January 1, 1999, to the Effective Date and a net loss of $17.2 million for the period from the Effective Date to December 31, 1999. For the twelve months ended December 31, 1998 and 1997, we incurred a net loss of $212 million and $134.6 million, respectively. The improvement in net loss from 1998 to 1999 (excluding impairment charges of $106 million in 1998) resulted from;

     o   lower programming costs,

     o lower depreciation expense resulting from the write-down of long-lived assets during 1998,

     o lower interest expense due to the cancellation of approximately $318 million in debt in our financial restructuring,

     o cost savings from consolidation of certain market offices and management, and

     o   decreased subscription television marketing expenses.

Excluding the write-down of assets in 1998, net loss decreased by $29 million from 1997 to 1998 due to lower programming costs due to fewer subscription television subscribers, operational improvements and efficiencies in our operating markets and lower disconnect costs due to lower churn and bad debt expense. Earnings per share information has not been presented for the Predecessor Period as Nucentrix was recapitalized on the Effective Date, in connection with our Plan and, accordingly, per share amounts are not comparable between the Predecessor Period and the Successor Period.

BALANCE SHEET AS OF DECEMBER 31, 1999, COMPARED TO THE BALANCE SHEET AS OF DECEMBER 31, 1998

     On December 4, 1998, we filed our Plan. Prior to April 1, 1999, our obligations that were eligible for compromise under the Plan were classified as Liabilities Subject to Compromise on our Consolidated Balance Sheet as of December 31, 1998. See Note 8 of Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K. As of December 4, 1998, we discontinued the accrual of interest and amortization of deferred debt issuance costs and discounts to notes payable related to Liabilities Subject to Compromise.

     On April 1, 1999, the Plan became effective and we adopted Fresh Start Reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Liabilities Subject to Compromise were adjusted to zero in the debt discharge portion of the Fresh Start Reporting. All outstanding common stock, stock options and warrants were canceled and new common stock and warrants were issued. See Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     In addition to the impact of Fresh Start Reporting on our balance sheet, other material changes in balance sheet accounts since the Effective Date were as follows:

     o the increase in accounts payable and accrued liabilities from 1998 to 1999 resulted from increased deferred revenue related to our agency relationships with DIRECTV and its distributors as previously described,

     o in the fourth quarter of 1999 we sold 30 of our communications towers to SBA Towers for approximately $6.2 million. We leased back space on the towers that have been transferred to SBA and recorded a lease obligation of $2.1 million and a deferred gain of $3.8 million which were the primary causes for the increase in other long-term liabilities.

CHANGES IN METHOD FOR REPORTING SUBSCRIBERS

     Periodically, we may implement price increases or create new program offerings that upgrade our basic program price structure. Upon such occurrence, we also may update our methodology for reporting subscribers in MDUs who are billed in bulk to the MDU owner. These "bulk" MDU subscribers are converted to SFU subscribers for reporting purposes using an equivalent basic unit ("EBU") rate that corresponds to our most utilized current pricing tier for basic programming for SFU subscribers. This rate is divided into the total revenue from bulk subscribers to get an "equivalent" number of subscribers for reporting purposes. Consequently, when this rate is increased, the number of equivalent subscribers will change and normally decrease. The following EBU rate revisions occurred during the periods presented herein:

     o effective March 31, 1998, our EBU rate was increased to $24.99, resulting in a decrease of approximately 4,000 reported subscribers, and

     o effective November 1, 1998, the EBU rate was increased to $26.99, resulting in a decrease of approximately 600 reported subscribers.

LIQUIDITY AND CAPITAL RESOURCES

     The wireless broadband business is capital-intensive. Since inception, we have spent funds to lease or otherwise acquire MMDS channel rights in various markets and operating systems, to construct operating systems and to finance initial system operating losses. Our primary sources of capital have been subscription fees, debt financing, the sale of common stock and the sale of MMDS channel rights that were not essential to our business strategy. The approval by the FCC of the use of MMDS spectrum for digital two-way communications services allows us to use our spectrum to provide wireless broadband services such as high- speed Internet access services, VoIP and wireless telecommunications services. The growth of our business by using our spectrum to provide two-way communications services will require substantial investment in capital expenditures for the development and launch of wireless broadband services.

     Cash provided by operations was $8.0 million during the twelve months ended December 31, 1999, compared to cash used in operations of $8.4 million during the twelve months ended December 31, 1998, representing an increase of $16.5 million. During the second quarter of 1998, we paid $8.8 million in interest on our Old Senior Notes. No interest was paid on the Old Senior Notes after that time, as we discontinued accruing interest on these notes when we filed our bankruptcy petition on December 4, 1998. The debt was discharged effective April 1, 1999, upon confirmation of our Plan. In 1999, we received approximately $700,000 in settlement of certain litigation matters and we realized savings from lower programming costs due to fewer subscribers. Cash used in operations decreased $33.3 million from 1997 to 1998 primarily due to the following:

     o   nonpayment in 1998 of accrued interest on the Old Senior Notes,

     o   lower programming costs as a result of fewer subscribers,

     o   improved subscriber receivable collection experience, and

     o labor savings and efficiencies and improved collections at the market level.

     Cash provided by/used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber equipment, the upgrade of transmission equipment in certain markets and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of wireless cable channel rights that are not a part of our strategic plan. Cash used in investing activities increased to $9 million during the twelve months ended December 31, 1999, from $2 million during the same period in 1998. The increase in cash used resulted from $9.4 million received in 1998 from the sale of debt securities held in our escrow account for payment of interest on our Old 14% Senior Notes. This was partially offset in 1999 by proceeds from the sale and lease back of 30 communications towers for approximately $6.2 million. Cash used in investing activities increased by $8.9 million from 1997 to 1998. During 1998, cash used by investing activities included the sale of debt securities held in our escrow account for payment of interest on the Old 14% Senior Notes, the sale of our equity interest in CS Wireless for $1.5 million, purchases of subscriber equipment, the upgrade of transmission equipment and purchases of new equipment for additional channels authorized by the FCC in certain markets. During 1997, investing activities included receipt of approximately $15.0 million in cash for payment on a note receivable from CS Wireless, $3.5 million in cash from the sale of a partial interest in our investment in a Mexican wireless cable company, sales of debt securities totaling $19.9 million and the acquisition of two operating systems in Oklahoma for $1.6 million.

     Cash used in financing activities was $878,000 during the twelve months ended December 31, 1999, compared to $1.7 million in the twelve months ended December 31, 1998. The decrease in cash used was due to lower payments on capital lease obligations and other notes payable in 1999 as certain obligations were fully repaid, proceeds from the exercise of stock options in 1999, slightly offset by higher payments on our BTA debt, for which principal payments commenced in the fourth quarter of 1998. Cash used in financing activities was $1.7 million in 1998 and $2.0 million in 1997. Cash used during 1998 and 1997 was primarily for principal payments on obligations related to capital leases and various prior period cable system acquisitions.

     At February 29, 2000, we had approximately $32.7 million of unrestricted cash and cash equivalents and $650,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors.

FUTURE CASH REQUIREMENTS

     Our goal is to become a leading provider of wireless broadband services in our markets. To implement our business strategy we intend to:

     o offer high-speed Internet access service to medium-sized and small businesses in at least 20 markets by the end of 2001,

     o increase our geographic scope for wireless broadband network services by acquisitions or business combinations, and

     o offer telephony services, including wireless telecommunications and VoIP services.

     We estimate that a launch of a new wireless broadband network system providing high-speed Internet access in a typical non-operating market will involve the initial expenditure of approximately $500,000 to $750,000 for network equipment depending upon the system design and type and sophistication of the equipment, assuming that we are able to lease rooftop or tower space rather than constructing new towers. We believe that incremental base station costs to launch an Internet service in one of our existing systems will be $300,000 to $600,000 per base station. In addition, we estimate that the acquisition and installation of each new Internet subscriber will cost approximately $1,700. This includes charges for equipment, labor, overhead and direct commissions. This may be offset partially by installation and other up-front fees. Other launch costs include the cost of securing adequate space for marketing facilities in markets not previously operating a wireless cable video business, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

     In December 1999, we closed the sale of 30 of our communications towers for approximately $6.2 million. The sale of four additional tower sites was closed into escrow, pending satisfaction of certain closing conditions specific for each site. The conditions to the release from escrow of one of the escrowed tower sites occurred in the first quarter 2000 and it has been released from escrow, with an additional $200,000 paid to us. Approximately $200,000 will be paid to us for each of the remaining escrowed sites for which the closing conditions are satisfied on or before April 17, 2000. We also received $3.8 million in the first quarter of 2000 in exchange for our equity interest in Wireless One, which announced confirmation of its plan of reorganization in November 1999.

     Although we do not expect to generate sufficient cash flow to fully implement our long-term business strategy without additional capital or financing, we currently expect that cash on hand and cash generated from operations plus the Wireless One equity exchange, and equipment financing under our strategic alliance with Cisco, will be sufficient to fund operations and capital requirements at least until the end of 2000. We may seek additional capital or financing in 2000 if:

     o we accelerate our business strategy and/or Internet market build-out schedule,

     o   we consummate any significant acquisitions or alliances,

     o we determine that market conditions are appropriate for such financing, or

     o   our current operating assumptions prove to be inaccurate.

     In any event, we likely will seek additional capital or financing before the end of 2001 to enable us to fully implement our long-term business strategy. Options include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including additional vendor equipment financing, and sales of assets. We cannot assure you that such financing will be available in a timely manner and on satisfactory terms.

EFFECTS OF REORGANIZATION

     Our company and certain of our subsidiaries file a consolidated federal income tax return. Subsidiaries in which we own less than 80% of the voting stock will file separate federal income tax returns. We have had no material state or federal income tax expense since inception. As of December 31, 1999 and before taking into consideration the effects of the reorganization, we had approximately $366.8 million in net operating losses for U.S. federal income tax purposes, expiring in years 2013 through 2019. We estimate that approximately $38 million of the above losses relate to various acquisitions and as such are subject to certain limitations.

     Federal income tax law generally requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to reduce federal tax attributes. Generally, the reduction is applied to reduce net operating loss carryforwards, followed by other tax attributes including the basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). An election exists to reduce the basis of depreciable assets first, which can be favorable under certain circumstances. The election is required to be made on a federal income tax return filed on a timely basis for the tax year that includes the date of the debt discharge. Management is currently considering the impact of the election, and whether such an election would be favorable to the Company.

     In addition to the permanent Tax Attribute Reduction, the Company also must limit the annual deduction of pre-bankruptcy net operating losses and "built-in deductions" to an amount no greater than the fair market value of the Company immediately after the reorganization, multiplied by the long-term tax exempt rate. The annual limitation applicable to the Company's pre-bankruptcy net operating losses and "built-in" deductions is currently estimated to be approximately $7.3 million.

     We adopted Fresh Start Reporting on the April 1, 1999, Effective Date of our Plan in accordance with SOP 90-7. Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Liabilities subject to compromise also were adjusted to zero in the debt discharge portion of the Fresh Start Reporting entry. In addition, on the Effective Date our outstanding common stock was canceled and newly issued shares of common stock and warrants were distributed to certain creditors in satisfaction of their claims against us. In connection with the debt discharge, Nucentrix recorded an extraordinary gain of approximately $174 million.

COMMITMENTS AND CONTINGENCIES

     Certain former directors and officers of Nucentrix, to whom we may have indemnity obligations, are defendants in two securities lawsuits, one of which is a purported class action lawsuit. These actions allege, among other things, various violations of federal and state securities laws. Nucentrix also is a party to two purported class action lawsuits alleging that Nucentrix overcharged its customers for administrative late fees. Nucentrix intends to vigorously defend the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Nucentrix. We also received notice in September 1999 that a motion to revoke the order confirming our Plan had been filed in U.S. Bankruptcy Court by two former stockholders of Heartland Wireless Communications. We intend to vigorously oppose the motion, and it is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan. See "Legal Proceedings" in Item 3.

     Under our agreement with Cisco, we are obligated to purchase at least $13 million in base station and customer premises equipment from Cisco through the end of 2001, subject to Cisco meeting certain equipment test trial and other conditions. As part of our strategic alliance, Cisco has offered a financing facility of up to $16.25 million for the purchase of such equipment. In the alternative, we may pursue other financing, or purchase such equipment with available cash. See "Recent Transactions -- Strategic Alliance with Cisco Systems, Inc." in Item 1.

INFLATION

     We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delayed the effective date of SFAS No. 133. SFAS 133 is now effective for all fiscal quarters and for all fiscal years beginning after June 15, 2000. We expect that the adoption of SFAS 133 will not have an impact on our results of operations, financial condition or cash flows.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying General Accepted Accounting Principles to revenue recognition and accounting for deferred costs in the financial statements. Based on our current revenue recognition policies, SAB 101 is not expected to materially impact our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     We are exposed to market risk from changes in marketable securities (which consist of commercial paper). At December 31, 1999, our marketable securities were recorded at a fair value of approximately $650,000, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of December 31, 1999. The fair value of our long-term debt at December 31, 1999, was estimated to be $16.5 million based on the overall rate of the long-term debt of 10% and an overall maturity of 7 years compared to terms and rates currently available in long-term financing markets. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

     We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages F-1 through F-21 of this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this Form 10-K:

Independent Auditors' Report...................................................................F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998...................................F-2
Consolidated Statements of Operations for the period from the Effective Date to December 31, 1999, the period from January 1, 1999, to
         the Effective Date, and for the two years ended
         December 31, 1998.....................................................................F-3
Consolidated Statements of Stockholders' Equity for the
         two years ended December 31, 1998, for the period from January
         1, 1999, to the Effective Date and the period from the
         Effective Date to December 31, 1999...................................................F-4
Consolidated Statements of Cash Flows for the period from the
         Effective Date to December 31, 1999, the period from
         January 1, 1999 to the Effective Date, and for the two years ended
         December 31, 1998.....................................................................F-5
Notes to Consolidated Financial Statements.....................................................F-6

     2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is filed as part of this Form 10-K:

         Schedule II - Valuation and Qualifying Accounts.......................................S-1

         All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     3.  EXHIBITS

     Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

      EXHIBIT
      NUMBER                                    DESCRIPTION

       2.1         --         Registrant's Plan of Reorganization under Chapter
                              11 of the United States Bankruptcy Code
                              (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
                              January 19, 1999).

       2.2         --         Order Confirming Registrant's Plan of
                              Reorganization Under Chapter 11 of the Bankruptcy
                              Code, dated as of March 16, 1999 (incorporated by reference to Exhibit 2.2 to the Registrant's
                              Registration Statement on Form S-1, Registration
                              No. 333-80929 (the "Form S-1")).

       3.1         --         Amended and Restated Certificate of Incorporation
                              of Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
                              (the "March 1999 Form 10-Q")).

       3.2         --         Restated Bylaws of Registrant (incorporated by
                              reference to Exhibit 3.2 to the March 1999 Form
                              10-Q).

       4.1        --          Specimen Nucentrix Broadband Networks, Inc. Stock
                              Certificate (incorporated by reference to Exhibit
                              4.1 to the Form S-1).

       4.2         --         Registration Rights Agreement dated as of April 1,
                              1999, between the Registrant and the selling stockholders named therein (incorporated by reference to Exhibit 4.2 to the Form S-1).

      10.1*       --          Registrant's First Amended and Restated 1999 Share
                              Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
                              Statement on Form S-8, Registration No. 333-
                              79913).

      10.2         --         Office Lease, dated April 10, 1996, between Merit
                              Office Portfolio Limited Partnership and the
                              Registrant for the Registrant's Plano, Texas office (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 ("June 1996 Form
                              10-Q")).

      10.3         --         Cooperative Marketing Agreement between the
                              Registrant and DIRECTV, dated November 12, 1997, and the following related agreements between the Registrant and DIRECTV: Transport Agreement, DSS
                              Receiver Support Agreement and Subscriber Payment
                              Agreement (incorporated by reference to Exhibit
                              10.16 to the Registrant's Annual Report on Form
                              10-K for the Fiscal Year ended December 31, 1997
                              (the "1997 Form 10-K")).

      10.4         --         Agreement between DIRECTV and the Registrant,
                              dated April 5, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
                              (the "June 1998 Form 10-Q")).

     +10.5         --         Amendment dated December 3, 1999 to Agreement
                              between DIRECTV and the Registrant, dated April 5, 1998.

      10.6         --         Registrant's Performance Incentive Compensation
                              Plan (incorporated by reference to Exhibit 10.17 to the 1997 Form 10-K).

      10.7*        --         Employment Agreement between the Registrant and
                              Carroll D. McHenry dated as of March 6, 1998
                              (incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K).

      10.8*        --         Employment Agreement between the Registrant and J.
                              Curtis Henderson dated as of April 8, 1998
                              (incorporated by reference to Exhibit 10.4 to the June 1998 Form 10-Q).

      10.9*        --         Employment Agreement between the Registrant and
                              Marjean Henderson dated as of April 8, 1998
                              (incorporated by reference to Exhibit 10.5 to the June 1998 Form 10-Q).

      10.10*       --         Employment Agreement between the Registrant and
                              Frank H. Hosea dated as of November 3, 1998
                              (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the
                              Fiscal Year ended December 31, 1998).

      10.11*       --         Nonqualified Stock Option Agreement between
                              Registrant and Carroll D. McHenry dated as of April 1, 1999 (incorporated by reference to
                              Exhibit 10.15 to the Form S-1).

      10.12*       --         Nonqualified Stock Option Agreement between
                              Registrant and Marjean Henderson dated as of April
                              1, 1999 (incorporated by reference to Exhibit
                              10.16 to the Form S-1).

      10.13*       --         Nonqualified Stock Option Agreement between
                              Registrant and J. Curtis Henderson dated as of April 1, 1999 (incorporated by reference to
                              Exhibit 10.17 to the Form S-1).

      10.14*       --         Nonqualified Stock Option Agreement between
                              Registrant and Frank H. Hosea dated as of April 1,
                              1999 (incorporated by reference to Exhibit 10.19 to the Form S-1.

      10.15        --         Registrant's Warrant Agreement, dated as of April
                              1, 1999 (incorporated by reference to Exhibit 10.2 to the March 1999 Form 10- Q).

     +10.16        --         Master Agreement, dated as of December 2, 1998,
                              among the Registrant, CS Wireless Systems, Inc.
                              and CAI Wireless Systems, Inc.

     +21.1         --         List of Subsidiaries.

     +23.1         --         Consent of KPMG LLP.

     +27.1         --         Financial Data Schedule (EDGAR Filing only).

     +27.2         --         Financial Data Schedule (EDGAR Filing only).

----------

+ Filed herewith.

(b)  REPORTS ON FORM 8-K

     Nucentrix filed a Current Report on Form 8-K/A dated December 22, 1999, regarding (A) the effectiveness of a "shelf" registration statement registering the offer and sale of 3.8 million shares of common stock of Nucentrix acquired in Nucentrix's reorganization under Chapter 11 of the U.S. Bankruptcy Code, (B) Nucentrix's current business and business strategy and (C) certain risk factors relating to Nucentrix's business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NUCENTRIX BROADBAND NETWORKS, INC.


Date: March 27, 2000                   By: /s/ Carroll D. McHenry
                                           -------------------------------------
                                           Carroll D. McHenry
                                           Chairman of the Board, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

           SIGNATURE                                        TITLE                                  DATE
           ---------                                        -----                                  ----

/s/ Carroll D. McHenry                             Chairman of the Board,                      March 27, 2000
-----------------------------------                President and Chief
Carroll D. McHenry                                 Executive Officer  (Principal
                                                   Executive  Officer)

/s/ Marjean Henderson                              Senior Vice President and                   March 27, 2000
-----------------------------------                Chief Financial Officer
Marjean Henderson                                  (Principal Financial Officer)

/s/ Amy E. Ivanoff                                 Controller (Principal                       March 27, 2000
-----------------------------------                Accounting Officer)
Amy E. Ivanoff

/s/ Richard B. Gold                                Director                                    March 23, 2000
-----------------------------------
Richard B. Gold

/s/ Terry S. Parker                                Director                                    March 25, 2000
-----------------------------------
Terry S. Parker

/s/ Neil S. Subin                                  Director                                    March 26, 2000
-----------------------------------
Neil S. Subin

/s/ R. Ted Weschler                                Director                                    March 27, 2000
-----------------------------------
R. Ted Weschler

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Nucentrix Broadband Networks, Inc.
(formerly Heartland Wireless Communications, Inc.):

We have audited the accompanying consolidated balance sheets of Nucentrix Broadband Networks, Inc. (formerly Heartland Wireless Communications, Inc.) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the periods from January 1, 1999 to April 1, 1999, the effective date of the reorganization discussed in the fourth paragraph below (the "Effective Date"), and from the Effective Date to December 31, 1999, and for each of the years in the two-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nucentrix Broadband Networks, Inc. (formerly Heartland Wireless Communications, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the periods from January 1, 1999 to the Effective Date and from the Effective Date to December 31, 1999 and for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1(b) to the consolidated financial statements, upon consummation of a prenegotiated Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code on the Effective Date, the Company adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result of the application of fresh start reporting, the consolidated financial statements of Nucentrix Broadband Networks, Inc. (formerly Heartland Wireless Communications, Inc.) and subsidiaries for the period from the Effective Date to December 31, 1999 are presented on a different cost basis than those for periods prior to the Effective Date, and accordingly, are not directly comparable.


                                    KPMG LLP



Dallas, Texas
February 18, 2000

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          ASSETS

                                                                                                SUCCESSOR       PREDECESSOR
                                                                                                 (NOTE 1)        (NOTE 1)
                                                                                                 ---------      ---------
                                                                                                    AS OF DECEMBER 31,
                                                                                                 ------------------------
                                                                                                   1999            1998
                                                                                                 ---------      ---------

Current Assets:
  Cash and cash equivalents ................................................................     $  28,932      $  30,676
  Restricted assets -- investment in certificates of deposit ...............................           251            636
  Subscriber receivables, net of allowance for doubtful
    accounts of $407 and $348, respectively ................................................         1,342          1,560
  Other receivables ........................................................................           934          1,312
  Prepaid expenses and other ...............................................................         1,228          1,563
                                                                                                 ---------      ---------
         Total current assets ..............................................................        32,687         35,747
                                                                                                 ---------      ---------

Systems and equipment, net (Notes 2 and 3) .................................................        55,993         61,037
License and leased license investment, net (Notes 2 and 4) .................................        73,310         79,703
Note and lease receivables (Notes 6 and 9) .................................................         3,212          3,901
Other assets, net (Note 2) .................................................................         3,609          5,644
                                                                                                 ---------      ---------
         TOTAL ASSETS ......................................................................     $ 168,811      $ 186,032
                                                                                                 =========      =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities (Note 5) ........................................        18,579      $  11,915
  Current portion of long-term debt (Note 6) ...............................................         1,845          2,019
                                                                                                 ---------      ---------
         Total current liabilities .........................................................        20,424         13,934
                                                                                                 ---------      ---------

Long-term debt, less current portion (Note 6) ..............................................        14,671         14,258
Other long-term liabilities (Note 7) .......................................................         3,671            149
Liabilities subject to compromise (Note 8) .................................................            --        322,781

Stockholders' equity (Note 10):
  Common stock, $.001 par value; authorized 50,000,000 shares, issued
    19,795,521 shares at December 31, 1998; all canceled as of April 1, 1999
    (Note 1(b)) ............................................................................            --             20
  Common stock, $.001 par value; authorized 30,000,000
    shares, 10,099,717 shares outstanding as of December 31, 1999 ..........................            10             --
  Preferred stock, $.01 par value; 15,000,000 shares
    authorized, none issued ................................................................            --             --
  Additional paid-in capital ...............................................................       147,279        261,943
  Accumulated deficit ......................................................................       (17,244)      (426,695)
  Treasury stock at cost; 13,396 shares, all canceled
     as of April 1, 1999 (Note 1(b)) .......................................................            --           (358)
                                                                                                 ---------      ---------
         Total stockholders' equity (deficit) ..............................................       130,045       (165,090)
                                                                                                 ---------      ---------

  Commitments and contingencies (Notes 4 and 13)

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................     $ 168,811      $ 186,032
                                                                                                 =========      =========

          See accompanying notes to Consolidated Financial Statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          SUCCESSOR
                                           (NOTE 1)                PREDECESSOR (NOTE 1)
                                          -----------    ----------------------------------------
                                          PERIOD FROM    PERIOD FROM
                                           EFFECTIVE     JANUARY 1,
                                             DATE            1999
                                              TO              TO         YEAR ENDED DECEMBER 31,
                                          DECEMBER 31,    EFFECTIVE      ------------------------
                                             1999            DATE           1998          1997
                                          ------------   ----------      ---------      ---------

Revenues .............................     $  52,009      $  18,466      $  73,989      $  78,792
Operating expenses:
  System operations ..................        23,767          8,599         35,790         39,596
  Selling, general and
    Administrative ...................        26,125          9,156         36,367         42,255
  Depreciation and amortization ......        19,167          6,104         39,550         65,112
  Impairment of long-lived assets
    (Note 2) .........................            --             --        105,791             --
                                           ---------      ---------      ---------      ---------
         Total operating
           expenses ..................        69,059         23,859        217,498        146,963
                                           ---------      ---------      ---------      ---------

         Operating loss ..............       (17,050)        (5,393)      (143,509)       (68,171)
Other income (expense):
  Interest income ....................         1,160            423          2,659          5,546
  Interest expense ...................          (826)          (321)       (37,095)       (39,867)
  Equity in losses of affiliates .....            --             --        (30,340)       (32,037)
  Other income (expense), net ........           483              2            (10)           (54)
                                           ---------      ---------      ---------      ---------
         Total other income
           (expense) .................           817            104        (64,786)       (66,412)
                                           ---------      ---------      ---------      ---------

  Loss before reorganization
    costs and extraordinary item .....       (16,233)        (5,289)      (208,295)      (134,583)
Reorganization costs (Note 1) ........        (1,011)        (2,311)        (3,266)            --
                                           ---------      ---------      ---------      ---------
  Loss before extraordinary
    Item .............................       (17,244)        (7,600)      (211,561)      (134,583)
Extraordinary item -- gain
  on extinguishment of
  debt, net of tax (Notes 6 and 8) ...            --        173,783             --             --
                                           ---------      ---------      ---------      ---------
         Net income (loss) ...........     $ (17,244)     $ 166,183      $(211,561)     $(134,583)
                                           =========      =========      =========      =========

Net loss per new common
  share-- basic and diluted
  (Note 1(l)) ........................     $   (1.71)           N/A            N/A            N/A
                                           =========      =========      =========      =========

Average shares outstanding --
  Basic and diluted ..................        10,056            N/A            N/A            N/A
                                           =========      =========      =========      =========

          See accompanying notes to Consolidated Financial Statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK          ADDITIONAL                       TREASURY STOCK
                                     ------------------------     PAID-IN     ACCUMULATED   ------------------------
                                       SHARES       AMOUNT        CAPITAL       DEFICIT        SHARES       AMOUNT        TOTAL
                                     -----------  -----------   -----------   -----------   -----------  -----------   -----------

BALANCE, DECEMBER 31, 1996 ........   19,594,481  $        20   $   261,652   $   (80,551)      (10,252) $      (274)  $   180,847
Issuance of common stock to officer
  (Note 10) .......................       75,000           --           159            --            --           --           159
Issuance of common stock for 401(k)
  Plan ............................       19,046           --            69            --            --           --            69
Acquire shares from escrow ........           --           --            --            --        (3,144)         (84)          (84)
Net loss ..........................           --           --            --      (134,583)           --           --      (134,583)
                                     -----------  -----------   -----------   -----------   -----------  -----------   -----------
BALANCE, DECEMBER 31, 1997 ........   19,688,527           20       261,880      (215,134)      (13,396)        (358)       46,408
Issuance of common stock to officer
  (Note 10) .......................       10,000           --            14            --            --           --            14
Issuance of common stock for 401(k)
  Plan ............................       96,994           --            49            --            --           --            49
Net loss ..........................           --           --            --      (211,561)           --           --      (211,561)
                                     -----------  -----------   -----------   -----------   -----------  -----------   -----------
BALANCE, DECEMBER 31, 1998 ........   19,795,521           20       261,943      (426,695)      (13,396)        (358)     (165,090)
Net income ........................           --           --            --       166,183            --           --       166,183
Cancellation of old common stock
  pursuant to the Plan (Note 1(b))   (19,795,521)         (20)     (261,943)           --        13,396          358      (261,605)
Elimination of accumulated deficit
  upon adoption of Fresh Start
  Reporting (Note 1(b)) ...........           --           --            --       260,512            --           --       260,512
Issuance of new common stock
  pursuant to the Plan ............   10,000,000           10       146,216            --            --           --       146,226
                                     -----------  -----------   -----------   -----------   -----------  -----------   -----------
BALANCE, EFFECTIVE DATE (NOTE 1(B))   10,000,000           10       146,216            --            --           --       146,226
Net loss ..........................           --           --            --       (17,244)           --           --       (17,244)
Additional shares issued pursuant
  to the Plan (Note 1(b)) .........       14,717           --            --            --            --           --            --
Exercise of employee stock options        85,000           --         1,063            --            --           --         1,063
                                     -----------  -----------   -----------   -----------   -----------  -----------   -----------
BALANCE, DECEMBER 31, 1999 ........   10,099,717  $        10   $   147,279   $   (17,244)           --           --   $   130,045
                                     ===========  ===========   ===========   ===========   ===========  ===========   ===========

          See accompanying notes to Consolidated Financial Statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SUCCESSOR      PREDECESSOR
                                                             (NOTE 1)        (NOTE 1)         PREDECESSOR(NOTE 1)
                                                          --------------  --------------   ------------------------
                                                           PERIOD FROM     PERIOD FROM
                                                          EFFECTIVE DATE   JANUARY 1,
                                                                TO            1999          YEAR ENDED DECEMBER 31,
                                                            DECEMBER 31,       TO          ------------------------
                                                               1999       EFFECTIVE DATE     1997           1998
                                                             ---------      ---------      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .....................................     $ (17,244)     $ 166,183      $(211,561)     $(134,583)
 Adjustments to reconcile net income (loss) to net
   Cash provided by (used in) operating activities:
   Depreciation and amortization .......................        19,167          6,104         39,550         65,112
   Debt accretion and debt issuance cost
     amortization ......................................            --             --          5,686          4,985
   Equity in losses of affiliates ......................            --             --         30,340         32,037
   Compensation expense related to issuance
     of common stock ...................................            --             --             63            228
   Write-down of assets due to
     impairment ........................................            --             --        105,791             --
   Extraordinary item -- debt
     extinguishment ....................................            --       (173,783)            --             --
   Changes in operating assets and
     liabilities, net of acquisitions:
     Restricted assets .................................           361             --             --             --
     Subscriber and other receivables ..................         1,550           (954)          (674)         3,194
     Prepaid expenses and other ........................           405           (158)          (132)           830
     Accounts payable, accrued expenses and
       other liabilities ...............................         1,354          5,057         22,560        (13,449)
                                                             ---------      ---------      ---------      ---------
       NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES ..........................         5,593          2,449         (8,377)       (41,646)
                                                             ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from note
   receivable -- affiliate .............................            --             --            366         18,749
 Proceeds from sale of investment in
   affiliate ...........................................            --             --          1,534             --
 Proceeds from sale of assets ..........................         6,072             --            236            126
 Purchases of systems and equipment ....................       (10,078)        (5,081)       (13,473)       (29,402)
 Expenditures for licenses and leased
   licenses ............................................          (121)           (16)            --           (310)
 Purchases of other investments ........................            --             --             --           (900)
 Purchase of debt securities ...........................            --             --            (69)            --
 Proceeds from sale of debt securities .................            --             --          9,368         19,935
 Acquisitions, net of cash acquired ....................            --             --             --         (1,622)
 Collections of note and lease receivable ..............           178            138             --            250
                                                             ---------      ---------      ---------      ---------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES ..........................        (3,949)        (4,959)        (2,038)         6,826
                                                             ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of debt issuance costs and consent
   fees ................................................            --             --             --           (597)
 Payments of long-term debt ............................        (1,032)          (335)          (327)            --
 Payments on short-term borrowings and
   other notes payable .................................          (333)          (241)        (1,403)        (1,358)
 Proceeds from exercise of stock options ...............         1,063             --             --             --
                                                             ---------      ---------      ---------      ---------
       NET CASH USED IN FINANCING
          ACTIVITIES ...................................          (302)          (576)        (1,730)        (1,955)
                                                             ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash
 equivalents ...........................................         1,342         (3,086)       (12,145)       (36,775)
Cash and cash equivalents at beginning of
 period ................................................        27,590         30,676         42,821         79,596
                                                             ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD ................................................     $  28,932      $  27,590      $  30,676      $  42,821
                                                             =========      =========      =========      =========

Cash paid for interest .................................     $     762      $     391      $  10,416      $  31,017
                                                             =========      =========      =========      =========

Cash paid for reorganization costs .....................     $     891      $   2,311      $   2,921      $      --
                                                             =========      =========      =========      =========

          See accompanying notes to Consolidated Financial Statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY HEARTLAND WIRELESS COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

     Nucentrix Broadband Networks, Inc. (formerly Heartland Wireless Communications, Inc.) ("Nucentrix" or the "Company") provides wireless broadband services in medium and small markets in the central United States. The Company controls up to 196 MHz of radio spectrum in the 2.1 and 2.5-2.7 GHz band licensed by the Federal Communications Commission ("FCC") in 92 markets (including two markets for which we have entered a letter of intent to acquire). The Company currently provides high-speed wireless Internet access service under temporary developmental FCC licenses in two markets, primarily to medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters.

     At December 31, 1999, Nucentrix provided wireless subscription television service in 58 markets, including an offering of up to 185 digital channels from DIRECTV, Inc. ("DIRECTV") and its distributors in over 50 markets.

(b) Financial Restructuring

     On December 4, 1998, Nucentrix filed a voluntary, prenegotiated Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code, with the prepetition support from holders of more than 70% in principal amount of its 13% Senior Notes ("Old 13% Notes") and 14% Senior Notes ("Old 14% Notes") (collectively, "the Old Senior Notes" -- See Notes 6 and 8). On April 1, 1999 (the "Effective Date"), Nucentrix canceled all issued and outstanding common stock, stock options and warrants and issued 10,000,000 shares of new common stock and warrants to purchase 825,000 shares of common stock. Nucentrix also is obligated under the Plan to issue warrants to purchase an additional 275,000 shares of common stock to certain classes of or claims against and/or interests in Nucentrix, which will become issuable upon the resolution of certain pending litigation claims.

     Nucentrix continued business operations as a debtor-in-possession until the Plan was fully consummated. Prior to April 1, 1999, the obligations of Nucentrix that were eligible for compromise under the Plan were classified as Liabilities Subject to Compromise on Nucentrix's Consolidated Balance Sheets as of December 31, 1998, and March 31, 1999 (See Note 8). As of December 4, 1998, Nucentrix discontinued the accrual of interest and amortization of deferred debt issuance costs and discounts to notes payable related to Liabilities Subject to Compromise. On March 15, 1999, the U.S. Bankruptcy Court for the District of Delaware confirmed the Plan, and Nucentrix consummated the Plan on April 1, 1999.

     On April 1, 1999, Nucentrix adopted Fresh Start Reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Liabilities Subject to Compromise were adjusted to zero in the debt discharge portion of the Fresh Start Reporting. In connection with the debt discharge, Nucentrix recorded an extraordinary gain of approximately $174 million. The effects of the Plan and the application of Fresh Start Reporting on the Company's Consolidated Balance Sheet at the Effective Date are as follows:

                                                                 FRESH START REPORTING
                                                     PREDECESSOR       ADJUSTMENTS       SUCCESSOR
                                                     -----------       -----------       ---------

Current assets                                        $  33,931                             33,931

Systems & equipment, net                                 61,909            (2,917)(A)       58,992
License and leased license investment, net               78,088                             78,088
Note and lease receivables                                3,763                              3,763
Other assets, net                                                          (4,750)(B)
                                                          5,222             3,802 (A)        4,274
                                                      ---------         ---------        ---------
                                                      $ 182,913         $  (3,865)       $ 179,048
                                                      =========         =========        =========

Current liabilities                                   $  18,818                          $  18,818

Long-term debt, less current portion                     13,855                             13,855
Other liabilities                                           149                                149
Liabilities subject to compromise                       322,781          (322,781)(B)           --

Stockholders' equity(deficit):
     Old common stock                                        20               (20)(A)           --
     Additional paid-in capital                         261,943          (261,943)(A)           --
     Accumulated deficit                               (434,295)          318,031 (B)           --
                                                                          116,264 (A)
     Treasury stock - 13,396 shares at cost                (358)              358 (A)           --
     New common stock                                        --                10 (A)           10
     New additional paid-in capital                          --           146,216 (A)      146,216
                                                      ---------         ---------        ---------
             Total stockholders' equity (deficit)      (172,690)          318,916          146,226
                                                      ---------         ---------        ---------
                                                      $ 182,913         $  (3,865)     $   179,048
                                                      =========         =========      ===========

     (A) Reflects the issuance of new shares of Nucentrix common stock to the holders of Old Senior Notes and 9% Convertible Notes ("Old Convertible Notes"), and the allocation of reorganization value to identifiable tangible and intangible assets based on the estimated fair value of the assets, and the adjustment to eliminate the Company's common stock outstanding as of the Effective Date (which was canceled pursuant to the Plan) and to reset beginning retained earnings of the Company to zero in accordance with Fresh Start Reporting.

     (B) Reflects the discharge of debt and write-off of related unamortized debt discounts and debt issuance costs.

     As a result of the application of Fresh Start Reporting, financial information in the accompanying Consolidated Financial Statements as of December 31, 1999, and for the period from the Effective Date to December 31, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of December 31, 1998, for the years ended December 31, 1998 and 1997, and for the period January 1, 1999, to the Effective Date (collectively, the "Predecessor Period"). Accordingly, such information is not comparable. The Predecessor Period includes operations through March 31, 1999, plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations for the Effective Date through December 31, 1999.

     Federal income tax law requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to permanently reduce federal tax attributes. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). Management currently is considering the impact of alternatives available to the Company in performing this Tax Attribute Reduction, but has not yet concluded which alternative it will select. (See Note 11 for further discussion).

(c) Liquidity

     Nucentrix's Consolidated Financial Statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Although the Company does not expect to generate sufficient cash flow to fully implement its long-term business strategy without additional capital or financing, it currently expects that cash on hand and cash generated from operations, including the tower sale-leaseback transaction, along with the exchange of its equity interest in Wireless One, Inc. ("Wireless One") (See Note
16) and equipment financing from Cisco Systems, Inc. ("Cisco") (See Note 13) will be sufficient to fund operations and capital requirements at least until the end of 2000. The Company may seek additional debt or equity or financing in 2000 if it accelerates its business strategy or Internet build-out schedule, consummates any significant acquisitions or alliances, determines that market conditions are appropriate for such financing or determines that its current operating assumptions are inaccurate.

     In any event, the Company likely will seek additional debt or equity financing before the end of 2001 to enable it to fully implement its long-term business strategy. Options include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including additional vendor equipment financing, and sales of assets. The Company can provide no assurance that such financing will be available in a timely manner or on satisfactory terms.

(d) Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Nucentrix and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(e) Cash and Cash Equivalents

     Nucentrix considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds, certificates of deposit, overnight repurchase agreements and other investment securities.

(f) Restricted Assets

     Restricted assets consist of bank certificates of deposit with an original maturity of less than one year. These investments are considered held to maturity and are stated at amortized cost which approximates fair value. The Company has pledged these certificates of deposit as letters of credit primarily for operating leases.

     Other assets include $399,000 in restricted investments in bank certificates of deposit pledged as collateral for long-term operating leases. Although these certificates of deposit have original maturities of less than one year, the Company must renew them for the length of the lease and such investments are therefore classified as long-term assets.

(g) Systems and Equipment

     Systems and equipment used for subscription television services are recorded at cost and include the cost of transmission equipment as well as the excess of direct costs of subscriber installations over installation fees (See
Note 3). Upon installation, depreciation and amortization of systems and equipment is recorded on a straight-line basis over the estimated useful lives, from three to twenty years.

     The direct costs of video subscriber installations include reception materials and equipment on subscriber premises and installation labor which are amortized over the useful life of the asset (presently seven years) for the recoverable portion and the estimated average subscription term (presently three years) for the nonrecoverable portion of such costs. The nonrecoverable portion of the cost of a subscriber installation becomes fully depreciated upon subscriber disconnect. The amortization period of the nonrecoverable portion of subscriber installation costs was reduced from four to three years in the third quarter of 1997, to correspond to Nucentrix's estimate of average subscription term. The effects of these changes in estimate were to increase 1997 depreciation expense by $1.2 million, and increase 1997 net loss by $1.2 million. In the third quarter of 1997, Nucentrix charged operations for $6.1 million for the write-off of installed subscriber equipment which was deemed unrecoverable from lost subscribers and $1.7 million for the write-off of obsolete subscriber equipment.

(h) License and Leased License Investment

     License and leased license investment includes costs incurred to acquire and/or develop wireless broadband channel rights and are amortized over 15 years beginning with inception of service in each market.

     During the third quarter of 1998, Nucentrix wrote down the value of its operating licenses to estimated fair market value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (See Note 2). The re-valued licenses are being amortized over the average remaining life of 12.5 years.

(i) Impairment of Long Lived Assets

     In January 1996, Nucentrix adopted SFAS No. 121, which requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash lows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (See Note 2).

(j) Revenue Recognition

     Revenues from subscribers are recognized as service is provided. Revenue from agency relationships with DIRECTV and its distributors are recognized as earned. Amounts paid in advance are recorded as deferred revenue and included in accrued liabilities in the accompanying financial statements.

(k) Income Taxes

     Nucentrix utilizes the asset and liability method for accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on the foregoing policy, deferred tax assets net of deferred tax liabilities have been fully reserved.

(l) Net Loss Per Common Share -- Basic and Diluted

     The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Options to purchase 713,000 shares and warrants to purchase 825,000 shares of the Company's common stock have not been included in the calculation of diluted loss per share because their effects are antidilutive. Earnings per share information has not been presented for the Predecessor Period as the Company was recapitalized on the Effective Date in connection with the Plan, and accordingly, per share amounts are not comparable between the Predecessor and Successor Periods.

(m) Use of Estimates

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

(n) Concentrations of Credit Risk and Accounts Receivable

     Nucentrix's subscribers and the related accounts receivable are primarily residential subscribers that are concentrated in nine states in the central United States. Nucentrix establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific subscribers, historical trends and other information.

(o) Other Assets

     At December 31, 1999, other assets included amounts allocated to subscriber value and excess reorganization value. These assets are amortized on a straight line basis over the estimated useful lives of three years and 15 years respectively. During 1998, other assets consisted principally of debt issuance costs related to the issuance of Nucentrix's long-term debt. These costs were amortized, straight-line, over the term of the related indebtedness. Nucentrix discontinued the amortization of deferred debt issuance costs upon filing the Plan on December 4, 1998. The carrying value of these costs of $4.75 million was adjusted to zero when Nucentrix adopted Fresh Start Reporting on April 1, 1999.

(p) Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

(q) Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plan using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company has provided pro forma disclosures as if the fair value-based method of accounting for these plans, as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied.

(r) Comprehensive Income

     Effective January 1, 1998, Nucentrix adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For the periods from January 1, 1999 to the Effective Date and from the Effective Date to December 31, 1999, and for each of the years in the two-year period ended December 31, 1998, comprehensive income and net income are the same amount.

(s) Segment Reporting

     In January 1998, Nucentrix adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based on the criteria outlined in SFAS No. 131, Nucentrix is comprised of a single reportable segment -- distribution of wireless subscription television programming.

(2) IMPAIRMENT OF LONG-LIVED ASSETS

     During the second quarter of 1998, Nucentrix reviewed the assets associated with certain undeveloped markets and determined that (i) cash flows from operations would not be adequate to fund the capital outlay required to build out such markets, and (ii) because of Nucentrix's default on its interest payment on the Old 13% Notes in the second quarter of 1998, outside financing for the build-out of these markets was not readily available prior to the consummation of a financial restructuring. Therefore, in accordance with SFAS No. 121, the channel licenses and leases in these undeveloped markets were individually evaluated and written down to estimated fair value, resulting in a non-cash impairment charge of $17.7 million in the second quarter of 1998.

     Throughout the second and third quarters of 1998, Nucentrix analyzed various recapitalization and restructuring alternatives with the assistance of Wasserstein Perella & Company ("WP&Co."), including consensual, out-of-court alternatives. In October 1998, Nucentrix announced that it intended to file a voluntary prenegotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (See Note 1(b)). This event caused Nucentrix to evaluate all of its long-lived assets for impairment according to the requirements of SFAS No.
121. Nucentrix retained the services of a third party to assist in performing a fair market valuation of substantially all of Nucentrix's assets. This valuation resulted in a non-cash impairment charge during the third quarter of 1998 of $105.8 million, as follows:

      DESCRIPTION OF WRITE-DOWNS
      --------------------------
Systems and equipment .......................     $ 44,510
License and leased license investment .......       36,550
Excess of cost over fair value of net
    assets acquired .........................       24,731
                                                  --------
          Total .............................     $105,791
                                                  ========

     Nucentrix's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing, interference issues or competition.

(3) SYSTEMS AND EQUIPMENT

     Systems and equipment consists of the following at December 31, 1999 and 1998:

                                                         1999        1998
                                                        -------     -------

Equipment awaiting installation ...................     $ 1,910     $ 4,233
Subscriber premises equipment and installation
  costs ...........................................      35,016      26,309
Transmission equipment and system
  construction costs ..............................      27,183      31,170
Office furniture and equipment ....................       4,340       1,813
Buildings and leasehold improvements ..............         438         461
                                                        -------     -------
                                                         68,887      63,986
Accumulated depreciation and amortization .........      12,894       2,949
                                                        -------     -------
                                                         55,993     $61,037
                                                        =======     =======

     In the fourth quarter of 1999, Nucentrix sold 30 of its communication towers to SBA Towers, Inc. ("SBA Towers") for approximately $6.2 million in a transaction accounted for as a sale-leaseback (see Note 6). This transaction resulted in a deferred gain of approximately $3.8 million. The sale of four additional tower sites was closed into escrow, pending satisfaction of certain closing conditions specific for each site. The conditions to the release from escrow of one of the escrowed tower sites occurred in first quarter 2000 and it has been released from escrow, with an additional $200,000 paid to the Company. Approximately $200,000 will be paid to the Company for each of the remaining escrowed sites for which the closing conditions are satisfied on or before April 17, 2000.

     (See Note 2 for discussion of systems and equipment written down in the third quarter of 1998).

(4) FCC LICENSES AND OPERATING LEASES

     Nucentrix depends on leases with third parties for some of its channel rights. Under FCC rules, the base term of each lease cannot exceed the term of the underlying FCC license. FCC licenses generally must be renewed every ten years. All licenses are subject to renewal by the FCC. Although FCC custom and practice establish a presumption of granting renewals of licenses, the presumption requires that the licensee substantially comply with its regulatory obligations during the license period. The remaining initial terms of most of Nucentrix's operating channel leases range from two to six years. However, the majority of Nucentrix's channel leases do not currently contemplate two-way use of its spectrum. Nucentrix intends to initially use licenses that it owns for two-way services. Nucentrix plans to negotiate amendments or new leases to certain channel leases to provide for two-way use of the leased channels to the extent it determines that additional channel capacity is needed. Channel lease agreements generally require payments based on the greater of specified minimums or amounts based upon various subscriber levels or revenues.

     Channel lease agreements generally require payments based on the greater of specified minimums or amounts based upon various subscriber levels or revenues. Channel lease payments generally begin upon the completion of construction of transmission equipment and facilities and upon approval for operation under FCC rules. For certain leases, payments begin upon grant of the channel rights. Channel lease expense was $900,000, $2.7 million, $3.0 million and $3.6 million for the periods from January 1, 1999, to the Effective Date, and from the Effective Date to December 31, 1999, and for the years ended December 31, 1998 and 1997, respectively.

     Nucentrix also has other operating leases for office space, vehicles, equipment and transmission tower space. Rent expense incurred in connection with these leases was $1 million, $2.7 million, $4.2 million and

$3.4 million for the periods from January 1, 1999, to the Effective Date, and from the Effective Date to December 31, 1999, and for the years ended December 31, 1998 and 1997, respectively.

     Future minimum lease payments due under noncancellable leases at December 31, 1999, are as follows:

YEAR ENDING       CHANNEL   OPERATING
DECEMBER 31       LEASES    LEASES
-----------       ------    ------

2000 ........     2,887     1,346
2001 ........     2,865       888
2002 ........     2,352       698
2003 ........     1,852       493
2004 ........     1,513       177

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consists of the following at December 31, 1999 and 1998:

                                                          1999        1998
                                                         -------     -------

Accounts payable ...................................     $ 1,083     $   319
  Accrued programming ..............................       2,394       2,798
  Subscriber deposits ..............................         959         730
  Deferred revenue (Note 1(j)) .....................       6,891       1,041
  Accrued sales, property and franchise taxes ......       2,640       2,260
  Accrued compensation .............................       1,406         681
  Other accrued expenses and other liabilities .....       3,206       4,086
                                                         -------     -------
                                                         $18,579     $11,915
                                                         =======     =======

     As of December 31, 1998, accrued interest on the Old Senior Notes and Old Convertible Notes has been reclassified to Liabilities Subject to Compromise. (See Notes 1(b), 6 and 8).

(6) LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998, consists of the following:

                                  1999          1998
                                --------      --------

Capital leases ............     $  2,776      $    960
Other notes payable .......       13,740        15,317
                                --------      --------
                                  16,516        16,277
  Less current portion ....       (1,845)       (2,019)
                                --------      --------
                                  14,671      $ 14,258
                                ========      ========

     In December 1999, Nucentrix entered into capital lease agreements with SBA Towers to lease back space on 30 towers which Nucentrix sold to SBA Towers in December 1999 (See Note 3). A lease obligation of $2.2 million was recorded in connection with the leases, which have an initial term of 10 years, with three
(3) five-year renewal options. The Company also leases computer and office equipment under capital leases, with remaining terms of one to three years.

     Other notes payable at December 31, 1999 and 1998, relate to the acquisition of BTAs from the FCC. The note payable to the FCC bears interest at 9.5%, payable quarterly over ten years beginning November 1996. Quarterly principal payments are payable over the remaining eight years beginning November 1998.

     Nucentrix and CS Wireless Systems, Inc. ("CS Wireless") entered into a lease and purchase option agreement for certain of the BTAs (collectively, the "Leased BTAs") awarded to Nucentrix at a total cost of approximately $5.2 million. Under this agreement, CS Wireless reimburses Nucentrix for principal and interest paid to the FCC for the Leased BTAs. As of December 31, 1999, the amount of FCC debt related to the Leased BTAs totaled $3.2 million and has been recorded as a receivable.

     Aggregate maturities of long-term debt as of December 31, 1999, for the five years ending December 31, 2004, are as follows: 2000 -- $1.8 million; 2001 -- $2.0 million; 2002 -- $2.1 million; 2003 -- $2.2 million; and 2004 -- $2.4 million.

Debt Cancellation Under the Plan

     On April 1, 1999, under the terms of the Plan, the Old 13% Notes, Old 14% Notes and Old Convertible Notes were canceled. The holders of the Old Senior Notes and Old Convertible Notes received 9,700,000 and 300,000 shares, respectively, of newly issued common stock in exchange for cancellation of their debt. The holders of the Old Convertible Notes also received warrants to purchase 825,000 shares of newly issued common stock. Accordingly, the Old Senior Notes and Old Convertible Notes were considered eligible for compromise and were reclassified from Long Term Debt to Liabilities Subject to Compromise on the Consolidated Balance Sheet at December 31, 1998. (See Note 8). As of December 4, 1998, Nucentrix discontinued the accrual of interest and amortization of deferred debt issue costs and discounts on notes payable related to Liabilities Subject to Compromise. If interest had continued to be accrued, total interest expense would have been $39.9 million for the year ended December 31, 1998, and $12.6 million for the period from January 1, 1999 to the Effective Date.

     The following discussion of the Old 13% Notes, Old 14% Notes and Old Convertible Notes relates to the balances at December 31, 1997, and to amounts outstanding during 1998 prior to filing the Plan.

Old Convertible Notes

     On November 30, 1994, Nucentrix consummated the $40.1 million private placement of Old Convertible Notes. The Old Convertible Notes accreted at a rate of 9%, compounded semiannually, to an aggregate principal amount of $62.4 million at November 30, 1999, with interest accruing and payable thereafter.

Old 13% Notes

     In April 1995, Nucentrix consummated a private placement of $100.0 million of Old 13% Notes and 600,000 warrants to purchase an equal number of shares of common stock at an exercise price of $19.525 per share. For financial reporting purposes, the warrants were valued at $4.2 million. In March 1996, Nucentrix consummated a private placement of an additional $15.0 million of Old 13% Notes. Interest on the notes was payable semiannually on April 15 and October 15.

Old 14% Notes

     In December 1996, Nucentrix consummated a private placement of $125.0 million of Old 14% Notes. Nucentrix placed $22.0 million of the net proceeds from the sale into an escrow account to fund the first three interest payments. As of December 31, 1997, the escrow account amounted to $8.0 million, and was used to make the April 15, 1998 interest payment.

(7) OTHER LONG-TERM LIABILITIES

     Other long-term liabilities at December 31, 1999 and 1998 consists of the following:

                                                    1999      1998
                                                  --------   -------

Deferred gain on sale of towers (Note 3)             3,397        --
Deferred revenue (Note 1(j))                           125        --
Other                                                  149       149
                                                  --------   -------
                                                  $  3,671   $   149
                                                  ========   =======

(8) LIABILITIES SUBJECT TO COMPROMISE

     As more fully discussed in Note 6, on April 1, 1999, holders of the Old Senior Notes received newly issued shares of common stock and the holders of the Old Convertible Notes received newly issued shares of common stock and warrants to purchase common stock in exchange for cancellation of their debt. At December 31, 1998, these amounts were considered eligible for compromise under the Plan and were reclassified as Liabilities Subject to Compromise on Nucentrix's Consolidated Balance Sheet at that date. Liabilities Subject to Compromise were comprised of the following:

Old 13% Notes:                  Principal Balance                           $ 115,000
                                Accrued Interest                               16,943
                                Unamortized Discount                           (2,384)
Old 14% Notes:                  Principal Balance                             125,000
                                Accrued Interest                               11,083
Old Convertible Notes:          Principal Balance and Accreted Interest        57,139
                                                                            ---------
                                                                            $ 322,781
                                                                            =========

(9) ACQUISITIONS/DISPOSITIONS

CS Wireless Transaction

     Effective December 2, 1998, Nucentrix, CAI Wireless Systems, Inc. ("CAI") and CS Wireless signed a Master Agreement, pursuant to which CAI purchased Nucentrix's 36% equity interest in CS Wireless for $1.5 million. In addition, CS Wireless agreed to assign certain MDS-1 channel rights, 20 MHz of Wireless Communications Service frequencies and an MMDS subscription television operating system in Radcliffe, Iowa to Nucentrix. Nucentrix agreed to assign channel rights and related equipment in Portsmouth, New Hampshire to CS Wireless. The transfers and assignments will occur following FCC approval and the closing of a master agreement with CS Wireless, at which time Nucentrix will cancel a promissory note issued by CS Wireless to Nucentrix. The carrying value of this note on Nucentrix's Consolidated Balance Sheet at December 31, 1999, was $62,000. No gain or loss was recorded on this transaction.

(10) STOCKHOLDERS' EQUITY

(a) Stock Options

     The First Amended and Restated 1999 Share Incentive Plan (the "New Stock Option Plan") provides for the grant of options to purchase a maximum of 900,000 shares of common stock of the Company. Options are required to be granted at exercise prices of not less than 100% of the fair market value of the common stock. Options vest according to schedules set by the Compensation Committee of the Board of Directors.

     The 1994 Employee Stock Option and Non-Employee Director Plans (collectively, the "Old Stock Option Plans") provided for the granting of options to purchase a maximum of 1,950,000 and 50,000 shares of common stock, respectively. Options were granted at exercise prices of not less than 100% of the fair market value of the common stock on the date of grant. Options typically vested over a five-year period.

     On April 1, 1999, the Effective Date of the Plan, the Old Stock Option Plans were canceled and the New Stock Option Plan was adopted.

     A summary of option activity during 1997, 1998 and 1999 follows:

                                                              WEIGHTED
                                               NUMBER         AVERAGE
                                             OF OPTIONS    EXERCISE PRICE
                                             ----------    --------------

Outstanding at December 31, 1996 .......      1,201,000      $   18.50
Granted ................................        867,000      $    2.49
Canceled ...............................       (711,000)     $   22.03
                                             ----------
Outstanding at December 31, 1997 .......      1,357,000      $    6.42
Granted ................................        165,000      $    3.33
Canceled ...............................        (72,000)     $    7.19
                                             ----------
Outstanding at December 31, 1998 .......      1,450,000      $    6.03
Canceled on April 1, 1999 ..............     (1,450,000)     $    6.03
                                             ----------
                                                     --             --
Granted under New Stock Option Plan ....        807,000      $   12.50
Exercised ..............................        (85,000)     $   12.50
Canceled ...............................         (9,000)     $   12.50
                                             ----------
Outstanding at December 31, 1999 .......        713,000
                                             ==========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                               OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                      ------------------------------------   -----------------------
                                    WEIGHTED-
                                     AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
                        NUMBER      REMAINING     AVERAGE    EXERCISABLE    AVERAGE
     RANGE OF         OUTSTANDING  CONTRACTUAL   EXERCISE        AT        EXERCISE
  EXERCISE PRICES     AT 12/31/99     LIFE         PRICE      12/31/99       PRICE
  ---------------     -----------  -----------   ---------   -----------   ---------
    $   12.50           713,000     6.25 years   $   12.50     397,480     $  12.50

     At December 31, 1998 and 1997, the number of options exercisable and the weighted average exercise prices of those options were 719,000 and 552,000 and $9.73 and $11.27, respectively.

     The per share weighted average fair value of stock options granted during fiscal years 1999, 1998 and 1997, was $8.52, $1.16 and $1.70, respectively, on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   1999     1998     1997
                                 -------  -------  -------

Expected dividend yield ....           0%       0%       0%
Stock price volatility .....          81%     131%      80%
Risk-free interest rate ....         5.1%     5.5%     6.0%
Expected option term .......     5 years  5 years  5 years

     Nucentrix applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recorded for its stock options in the Consolidated Financial Statements. Had Nucentrix determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, net loss and loss per share would have been increased as indicated below:

                                                    SUCCESSOR                    PREDECESSOR
                                                ----------------  ------------------------------------------
                                                   PERIOD FROM      PERIOD FROM      YEAR ENDED DECEMBER 31,
                                                EFFECTIVE DATE TO JANUARY 1, 1999   ------------------------
                                                DECEMBER 31,1999  TO EFFECTIVE DATE   1998           1997
                                                ----------------- ----------------- ---------      ---------

Net income (loss) attributable to common
stockholders:
  As reported ...............................     $  (17,244)         $ 166,183     $(211,561)     $(134,583)
  Pro forma SFAS No. 123 ....................     $  (21,758)         $ 166,183     $(213,077)     $(137,126)
Net loss per share--Basic and Diluted:
  As reported ...............................     $    (1.71)         $     N/A     $     N/A      $     N/A
  Pro forma for SFAS No. 123 ................     $    (2.16)         $     N/A     $     N/A      $     N/A

     Pro forma net loss reflects only options granted after 1994. Compensation cost is reflected over the options' vesting period of three to five years.

(b) Old Common Stock to Officers

     In April 1998 and April 1997, Nucentrix issued 10,000 shares and 75,000 shares of common stock, respectively, to officers of Nucentrix. The quoted market price of the shares on the grant date has been expensed in the accompanying Consolidated Financial Statements. This common stock was canceled on April 1, 1999, the Effective Date of the Plan.

(11) INCOME TAXES

     Income tax benefit for the periods from the Effective Date to December 31, 1999, and from January 1, 1999, to the Effective Date, and for the years ended December 31, 1998 and 1997, differed from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as a result of the following:

                                                      SUCCESSOR                    PREDECESSOR
                                                  -----------------  -----------------------------------------
                                                     PERIOD FROM        PERIOD FROM    YEAR ENDED DECEMBER 31,
                                                  EFFECTIVE DATE TO   JANUARY 1, 1999  -----------------------
                                                  DECEMBER 31, 1999  TO EFFECTIVE DATE   1998          1997
                                                  -----------------  ----------------- --------      ---------

Computed "expected" tax expense (benefit) .......     $ (6,035)          $ 58,164      $(73,890)     $(47,104)
Amortization and write-down of goodwill .........          337                113         9,300           738
Discharge of debt ...............................           --            (64,300)           --            --
Loss for which no tax benefit was recognized ....        6,043              6,175        68,812        49,058
State income tax ................................         (345)              (152)       (4,222)       (2,692)
                                                      --------           --------      --------      --------
                                                      $     --           $     --      $     --      $     --
                                                      ========           ========      ========      ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below:

                                                    1999           1998
                                                 ---------      ---------

Deferred tax assets:
  Net operating loss carryforwards .........     $ 124,647      $ 119,709
  Subscriber receivables ...................           151            129
  Debt restructuring .......................         1,229            906
  Asset impairment .........................        28,080         29,992
  Systems and equipment ....................         7,964          4,779
  Deferred revenue .........................         1,674             --
  Other ....................................         3,375          1,247
                                                 ---------      ---------
Total gross deferred tax assets ............       167,120        156,762
Less valuation allowance ...................      (162,802)      (151,253)
                                                 ---------      ---------
  Net deferred tax assets ..................         4,318          5,509
Deferred tax liabilities:
  License and leased license investment ....        (4,318)        (5,509)
                                                 ---------      ---------
Net deferred tax liability .................     $      --      $      --
                                                 =========      =========

     The net changes in the total valuation allowance for the periods from January 1, 1999, to the Effective Date and from the Effective Date to December 31, 1999, and for the years ended December 31, 1998 and

1997, were increases of $2.6 million, $8.9 million, $82.6 million and $48.6 million in 1999, 1998 and 1997, respectively. In assessing the realizability of deferred tax assets, Nucentrix considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. Nucentrix considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, Nucentrix has fully reserved all deferred tax assets to the extent such assets exceed deferred tax liabilities.

     As of December 31, 1999, and before taking into consideration the effects of the Plan (See Note 1(b)), Nucentrix had approximately $366.8 million of federal income tax loss carryforwards which expire in years 2013 through 2019. Nucentrix estimates that approximately $38.0 million of the above carryforwards relate to various acquisitions and are subject to certain limitations.

     As a result of the cancellation of the Old Senior Notes, Old Convertible Notes and common stock outstanding at the Effective Date, and the issuance of new shares of common stock and warrants in accordance with the Plan, federal income tax law requires that the amount of income from the extinguishment of this indebtedness be used to permanently reduce federal tax attributes. Generally, the reduction is applied to reduce pre-bankruptcy net operating loss carryforwards, followed by other tax attributes, including the basis of certain assets and the tax basis of subsidiary stock. Alternatively, an election is available to reduce the basis of fixed assets first, which can be favorable in certain circumstances. The cancellation of the Liabilities Subject to Compromise (see Note 8), which resulted in an extraordinary gain of $174 million in the accompanying Consolidated Statement of Operations, will not be treated as taxable income under the alternative.

     At the present time management has not yet selected which Tax Attribute Reduction alternative will best meet its business objectives and maximize future tax benefits. Accordingly, the net operating loss carryforward and deferred tax assets and liabilities presented above will be revised to reflect the alternative selected by management after that alternative is selected. However, the Company does not believe that the prospective Tax Attribute Reduction will have a material impact on the Company's Consolidated Financial Statements.

     In addition to the permanent Tax Attribute Reduction, the Company also must limit the annual deduction of pre-bankruptcy net operating losses and "built-in deductions" to an amount no greater than the fair market value of the Company immediately after the restructuring, multiplied by the long-term tax exempt rate. This annual limitation is currently estimated to be approximately $7.3 million.

(12) RELATED PARTY TRANSACTIONS

     During 1999, Nucentrix leased office space from entities owned by certain former officers and directors of Nucentrix for which the expense amounted to approximately $19,000 for the period from January 1, 1999, to the Effective Date, $58,000 for the period from the Effective Date to December 31, 1999, $205,000 in 1998 and $171,000 in 1997. In connection with its restructuring, Nucentrix terminated approximately 56,000 square feet of such leases.

     Nucentrix paid and/or accrued $181,000 in 1997 to an affiliate of a former officer and director of Nucentrix for certain administrative services.

     In 1997, Nucentrix, CS Wireless, Wireless One and CAI formed Wireless Enterprises, LLC ("Wireless Enterprises"). Wireless Enterprises is a programming cooperative that negotiates programming and marketing services with suppliers of programming. In 1998 and 1997, Nucentrix paid approximately $24.5 million and $15.5 million, respectively, to Wireless Enterprises as reimbursement of programming expenses and for other administrative services. The Company did not purchase programming from Wireless Enterprises during 1999.

(13) COMMITMENTS AND CONTINGENCIES

     Certain former directors and officers of the Company, to whom the Company may have indemnity obligations, are defendants in two securities lawsuits, one of which is a purported class action lawsuit. These actions allege, among other things, various violations of federal and state securities laws. The Company also is a party to two purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees. The Company intends to vigorously defend these matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. The Company also received notice in September 1999 that a motion to revoke the order confirming its Plan had been filed in U.S. Bankruptcy Court by two former stockholders of Heartland Wireless Communications, Inc. The Company intends to vigorously oppose the motion, and it is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan.

     Nucentrix also is a party to other legal proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration for amounts recorded in the accompanying Consolidated Financial Statements, the ultimate effects of such other matters are not expected to have a material adverse effect on the consolidated financial condition or results of operations of Nucentrix.

     Nucentrix has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to Nucentrix's systems, subject to certain minimums.

     Nucentrix has entered into a Memorandum of Agreement with Cisco. Under the agreement with Cisco, the Company is obligated to purchase at least $13 million in base station and customer premises equipment from Cisco through the end of 2001, subject to Cisco meeting certain equipment test trial and other conditions. As part of its strategic alliance with the Company, Cisco has offered a financing facility of up to $16.25 million for the purchase of such equipment.

 (14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of Nucentrix's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties:

                                                     1999                       1998
                                         --------------------------- ---------------------------
                                         CARRYING AMOUNT  FAIR VALUE CARRYING AMOUNT  FAIR VALUE
                                         ---------------  ---------- ---------------  ----------

Restricted assets -- investments
   in bank certificates of deposit ....     $     650     $     650     $   1,011      $   1,011
Note receivable from affiliate ........         3,212         3,212         3,901          3,901
Old Senior Notes ......................            --            --      (237,616)       (57,616)
Old Convertible Notes and other
  Notes payable .......................        16,516        16,516       (73,416)       (18,354)

     The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate the carrying amounts of these assets and liabilities because of the short maturity of these instruments.

     The carrying value of bank certificates of deposit approximates fair value since the term of the underlying deposits is short-term at the reporting date. The carrying amount of note receivable from affiliate approximates fair value since the interest rate equates to the market rate of interest. The fair values of the Old Senior Notes are based on market quotes obtained from WP&Co. The fair values of the Old Convertible Notes and other notes payable are based on management's estimates derived from market quotes obtained from WP&Co.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables present unaudited financial data of Nucentrix for each quarter of fiscal years 1999 and 1998.

                                           PREDECESSOR                 SUCCESSOR
                                           -----------     -------------------------------------
                                             MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                                           -----------     --------    ------------  -----------

Year ended December 31, 1999:
  Revenues .............................     $ 18,466      $ 17,269      $ 17,592      $ 17,148
  Operating loss .......................       (5,393)       (5,551)       (5,311)       (6,188)
  Net loss .............................       (7,600)       (4,935)       (5,845)       (6,464)
  Net loss per common share -- basic
     and diluted .......................          N/A         (0.49)        (0.58)        (0.64)

                                                                 PREDECESSOR
                                             ----------------------------------------------------
                                             MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                             --------      --------    ------------   -----------

Year ended December 31, 1998:
  Revenues .............................     $  19,099      $  18,622      $  18,213      $  18,055
  Operating loss .......................       (10,642)       (27,412)      (101,329)        (4,126)
  Net loss .............................       (25,202)       (50,641)      (123,000)       (12,718)
  Net loss per common share -- basic
     and diluted .......................           N/A            N/A            N/A            N/A

     During the fourth quarter of 1999, Nucentrix revised its method of recognizing revenue from its agency relationships with DIRECTV and its distributors. The effect of this change on the first, second and third quarters of 1999 was an increase in reported revenues of $380,000, $458,000 and $1 million, respectively, and an increase in reported depreciation expense of $151,000, $287,000 and $432,000, respectively. The effect of this change on first quarter net income before extraordinary item was an increase of $229,000. The impact of this change on the second and third quarters was a decrease in net loss and loss per basic and diluted common share of $171,000 and $0.02, and $568,000 and $0.06, respectively. These quarters have been restated to reflect this change.

     During the second quarter of 1998, Nucentrix recorded an impairment charge of $17.7 million to write down the value of its non-operating licenses to fair market value and wrote off $6.8 million of its excess basis in its investment in CS Wireless. During the third quarter of 1998, Nucentrix recorded an impairment of charge of $88 million related to the write down of its operating assets to estimated fair market value and wrote off $11.7 million of its remaining investment in CS Wireless.

(16) SUBSEQUENT EVENTS

(a) Sale of Investment in Wireless One, Inc.

     In January 2000, the Company exchanged 2,911,725 shares of common stock in Wireless One for approximately $3.8 million, pursuant to Wireless One's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company expects to exchange its remaining 547,783 shares of Wireless One common stock for approximately $700,000 in the first quarter of 2000. Losses recorded in prior years for Wireless One reduced the Company's investment to zero in 1997.

(b) Fayetteville and Fort Smith, Arkansas Acquisition (Unaudited)

     In March 2000, the Company entered into a letter of intent to acquire all of the MMDS wireless broadband assets in Fayetteville and Fort Smith, Arkansas for $4.2 million in common stock of the Company. The Company expects to close this transaction in the second or third quarter of 2000. The transaction is subject to negotiation of definitive documentation and customary closing conditions, including receipt of all required regulatory approvals.

                                   SCHEDULE II

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       ADDITIONS
                                           BALANCE AT  CHARGED TO                                 BALANCE AT
                                           BEGINNING   COSTS AND   CHARGED TO                       END OF
          DESCRIPTION                      OF PERIOD    EXPENSES     OTHER         DEDUCTIONS       PERIOD
          -----------                      ----------  ----------  ----------      ----------     ----------

Year ended December 31, 1999
  Allowance for doubtful accounts .....     $    348     1,691             --        (1,632)(a)    $    407
                                            ========     =====     ==========        ======        ========

  Valuation allowance for deferred
   tax assets .........................     $151,253        --         11,549(b)         --        $162,802
                                            ========     =====     ==========        ======        ========

Year ended December 31, 1998:
  Allowance for doubtful accounts .....     $    340     1,649             --        (1,641)(a)    $    348
                                            ========     =====     ==========        ======        ========

  Valuation allowance for deferred
   tax assets .........................     $ 68,697        --     82,556(b)$            --        $151,253
                                            ========     =====     ==========        ======        ========

Year ended December 31, 1997:
  Allowance for doubtful accounts .....     $  5,468     3,465             --        (8,593)(a)    $    340
                                            ========     =====     ==========        ======        ========

  Valuation allowance for
   deferred tax assets ................     $ 20,011        --         48,686(b)         --        $ 68,697
                                            ========     =====     ==========        ======        ========

---------------

(a)  Accounts written off.

(b)  Recognized as a component of deferred tax assets.

(c)  Allocation of assets from the CableMaxx acquisitions.

                                INDEX TO EXHIBITS

Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

      EXHIBIT
      NUMBER                                    DESCRIPTION
      ------                                    -----------

       2.1         --         Registrant's Plan of Reorganization under Chapter
                              11 of the United States Bankruptcy Code
                              (incorporated by reference to Exhibit 2.1 to the
                              Registrant's Current Report on Form 8-K dated
                              January 19, 1999).

       2.2         --         Order Confirming Registrant's Plan of
                              Reorganization Under Chapter 11 of the Bankruptcy
                              Code, dated as of March 16, 1999 (incorporated by
                              reference to Exhibit 2.2 to the Registrant's
                              Registration Statement on Form S-1, Registration
                              No. 333-80929 (the "Form S-1")).

       3.1         --         Amended and Restated Certificate of Incorporation
                              of Registrant, (incorporated by reference to
                              Exhibit 3.1 to the Registrant's Quarterly Report
                              on Form 10-Q for the quarter ended March 31, 1999
                              (the "March 1999 Form 10-Q")).

       3.2         --         Restated Bylaws of Registrant (incorporated by
                              reference to Exhibit 3.2 to the March 1999 Form
                              10-Q).

       4.1        --          Specimen Nucentrix Broadband Networks, Inc. Stock
                              Certificate (incorporated by reference to Exhibit
                              4.1 to the Form S-1).

       4.2         --         Registration Rights Agreement dated as of April 1,
                              1999, between the Registrant and the selling
                              stockholders named therein (incorporated by
                              reference to Exhibit 4.2 to the Form S-1).

      10.1*       --          Registrant's First Amended and Restated 1999 Share
                              Incentive Plan (incorporated by reference to
                              Exhibit 4.1 to the Registrant's Registration
                              Statement on Form S-8, Registration No. 333-
                              79913).

      10.2         --         Office Lease, dated April 10, 1996, between Merit
                              Office Portfolio Limited Partnership and the
                              Registrant for the Registrant's Plano, Texas
                              office (incorporated by reference to Exhibit 10.1
                              to the Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1996 ("June 1996 Form
                              10-Q")).

      10.3         --         Cooperative Marketing Agreement between the
                              Registrant and DIRECTV, dated November 12, 1997,
                              and the following related agreements between the
                              Registrant and DIRECTV: Transport Agreement, DSS
                              Receiver Support Agreement and Subscriber Payment
                              Agreement (incorporated by reference to Exhibit
                              10.16 to the Registrant's Annual Report on Form
                              10-K for the Fiscal Year ended December 31, 1997
                              (the "1997 Form 10-K")).

      10.4         --         Agreement between DIRECTV and the Registrant,
                              dated April 5, 1998 (incorporated by reference to
                              Exhibit 10.1 to the Registrant's Quarterly Report
                              on Form 10-Q for the quarter ended June 30, 1998
                              (the "June 1998 Form 10-Q")).

     +10.5         --         Amendment dated December 3, 1999 to Agreement
                              between DIRECTV and the Registrant, dated April 5,
                              1998.

      10.6         --         Registrant's Performance Incentive Compensation
                              Plan (incorporated by reference to Exhibit 10.17
                              to the 1997 Form 10-K).

      10.7*        --         Employment Agreement between the Registrant and
                              Carroll D. McHenry dated as of March 6, 1998
                              (incorporated by reference to Exhibit 10.18 to the
                              1997 Form 10-K).

      10.8*        --         Employment Agreement between the Registrant and J.
                              Curtis Henderson dated as of April 8, 1998
                              (incorporated by reference to Exhibit 10.4 to the
                              June 1998 Form 10-Q).

      10.9*        --         Employment Agreement between the Registrant and
                              Marjean Henderson dated as of April 8, 1998
                              (incorporated by reference to Exhibit 10.5 to the
                              June 1998 Form 10-Q).

      10.10*       --         Employment Agreement between the Registrant and
                              Frank H. Hosea dated as of November 3, 1998
                              (incorporated by reference to Exhibit 10.18 to the
                              Registrant's Annual Report on Form 10-K for the
                              Fiscal Year ended December 31, 1998).

      10.11*       --         Nonqualified Stock Option Agreement between
                              Registrant and Carroll D. McHenry dated as of
                              April 1, 1999 (incorporated by reference to
                              Exhibit 10.15 to the Form S-1).

      10.12*       --         Nonqualified Stock Option Agreement between
                              Registrant and Marjean Henderson dated as of April
                              1, 1999 (incorporated by reference to Exhibit
                              10.16 to the Form S-1).

      10.13*       --         Nonqualified Stock Option Agreement between
                              Registrant and J. Curtis Henderson dated as of
                              April 1, 1999 (incorporated by reference to
                              Exhibit 10.17 to the Form S-1).

      10.14*       --         Nonqualified Stock Option Agreement between
                              Registrant and Frank H. Hosea dated as of April 1,
                              1999 (incorporated by reference to Exhibit 10.19
                              to the Form S-1.

      10.15        --         Registrant's Warrant Agreement, dated as of April
                              1, 1999 (incorporated by reference to Exhibit 10.2
                              to the March 1999 Form 10- Q).

     +10.16        --         Master Agreement, dated as of December 2, 1998,
                              among the Registrant, CS Wireless Systems, Inc.
                              and CAI Wireless Systems, Inc.

     +21.1         --         List of Subsidiaries.

     +23.1         --         Consent of KPMG LLP.

     +27.1         --         Financial Data Schedule (EDGAR Filing only).

     +27.2         --         Financial Data Schedule (EDGAR Filing only).

----------

+ Filed herewith.