Form 10-K/A
period 1999-12-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2000-04-12
CIK 917707

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 0-23694

                             ---------------------

                       NUCENTRIX BROADBAND NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
                            (State of Incorporation)

                                   73-1435149
                      (I.R.S. Employer Identification No.)

                         200 CHISHOLM PLACE, SUITE 200
                                  PLANO, TEXAS
                    (Address of principal executive offices)

                                     75075
                                   (Zip Code)

                                 (972) 423-9494
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                         SUCCESSOR                                PREDECESSOR
                                     -----------------   --------------------------------------------------------------
                                        PERIOD FROM        PERIOD FROM
                                     EFFECTIVE DATE TO   JANUARY 1, 1999,             YEAR ENDED DECEMBER 31,
                                       DECEMBER 31,        TO EFFECTIVE     -------------------------------------------
                                           1999                DATE           1998        1997        1996       1995
                                     -----------------   ----------------   ---------   ---------   --------   --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...........................      $ 52,009            $ 18,466       $  73,989   $  78,792   $ 56,017   $ 15,300
Operating expenses:
  System operation.................        23,767               8,599          35,790      39,596     21,255      4,893
  Selling, general and
    administrative.................        26,125               9,156          36,367      42,255     42,435     11,887
  Depreciation and
    amortization(1)(2).............        19,167               6,104          39,550      65,112     39,323      6,234
  Impairment of long-lived
    assets(2)......................            --                  --         105,791          --         --         --
                                         --------            --------       ---------   ---------   --------   --------
         Total operating
           expenses................        69,059              23,859         217,498     146,963    103,013     23,014
                                         --------            --------       ---------   ---------   --------   --------
Operating loss.....................       (17,050)             (5,393)       (143,509)    (68,171)   (46,996)    (7,714)
Interest income (expense), net.....           334                 102         (34,436)    (34,321)   (18,166)   (10,857)
Equity in losses of affiliates.....            --                  --         (30,340)    (32,037)   (18,612)    (1,369)
Other income (expense).............           483                   2             (10)        (54)     4,981       (247)
                                         --------            --------       ---------   ---------   --------   --------
Loss before reorganization costs,
  income taxes and extraordinary
  item.............................       (16,233)             (5,289)       (208,295)   (134,583)   (78,793)   (20,187)
Reorganization costs(3)............        (1,011)             (2,311)         (3,266)         --         --         --
                                         --------            --------       ---------   ---------   --------   --------
Loss before income taxes and
  extraordinary item...............       (17,244)             (7,600)       (211,561)   (134,583)   (78,793)   (20,187)
Income tax benefit.................            --                  --              --          --     28,156      4,285
                                         --------            --------       ---------   ---------   --------   --------
Loss before extraordinary item.....       (17,244)             (7,600)       (211,561)   (134,583)   (50,637)   (15,902)
Extraordinary item.................            --             173,783              --          --    (10,424)        --
                                         --------            --------       ---------   ---------   --------   --------
Net income (loss)..................      $(17,244)           $166,183       $(211,561)  $(134,583)  $(61,061)  $(15,902)
                                         ========            ========       =========   =========   ========   ========
Net loss per new common
  share -- basic and diluted(4)....      $  (1.71)                N/A             N/A         N/A        N/A        N/A
                                         ========            ========       =========   =========   ========   ========

                                    SUCCESSOR                               PREDECESSOR
                                -----------------   -----------------------------------------------------------
                                   PERIOD FROM        PERIOD FROM
                                EFFECTIVE DATE TO   JANUARY 1, 1999,           YEAR ENDED DECEMBER 31,
                                  DECEMBER 31,        TO EFFECTIVE     ----------------------------------------
                                      1999                DATE          1998       1997       1996       1995
                                -----------------   ----------------   -------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
OTHER DATA:
EBITDA(5).....................       $2,117             $   711        $ 1,832   $ (3,059)  $ (7,673)  $ (1,480)
Net cash provided by (used in)
  operating activities........        5,593               2,449         (8,377)   (41,646)   (22,754)    (6,474)
Net cash provided by (used in)
  investing activities........       (3,949)             (4,959)        (2,038)     6,826    (34,169)   (96,703)
Net cash provided by (used in)
  financing activities........         (302)               (576)        (1,730)    (1,955)   113,376    114,334
Capital Expenditures..........       10,199               2,550         13,473     29,712     95,680     46,034

                                                 SUCCESSOR                    PREDECESSOR
                                                ------------   ------------------------------------------
                                                   AS OF                   AS OF DECEMBER 31,
                                                DECEMBER 31,   ------------------------------------------
                                                    1999         1998        1997       1996       1995
                                                ------------   ---------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................    $ 28,932     $  30,676   $ 42,821   $ 79,596   $ 23,143
Restricted assets.............................         650         1,011     10,333     30,007     18,739
Systems and equipment, net(2).................      55,993        61,037    122,653    145,797     60,649
License and leased license investment,
  net(2)......................................      73,310        79,703    123,369    129,725     60,421
Total assets..................................     168,811       186,032    372,134    515,364    205,405
Long-term debt, including current portion.....      16,516        16,277    308,196    303,538    141,652
Liabilities subject to compromise(3)..........          --       322,781         --         --         --
Total stockholders' equity (deficit)..........     130,045      (165,090)    46,408    180,847     51,688

---------------

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

                                            NUCENTRIX BROADBAND
                                            NETWORKS, INC.

                                            By:   /s/ CARROLL D. MCHENRY
                                              ----------------------------------
                                              Carroll D. McHenry
                                              Chairman of the Board, President
                                                and
                                              Chief Executive Officer

Date: April 11, 2000