Form 10-Q
period 2000-03-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2000-05-09
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________________


                         Commission file number 0-23694
                                               ---------

                       Nucentrix Broadband Networks, Inc.
  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      73-1435149
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


200 Chisholm Place, Suite 200, Plano, Texas                 75075
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code       (972) 423-9494
                                                  ---------------------


                                      N/A
--------------------------------------------------------------------------------

              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


         Indicate by check T whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                                             -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Shares Outstanding
            Class                                    as of May 1, 2000
            -----                                    -----------------
Common Stock, $.001 par value                            10,148,183

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   2000              1999
                                                                                ------------      ------------
                                                                                 (UNAUDITED)
Current assets:
        Cash and cash equivalents .........................................     $     29,643      $     28,932
        Restricted assets - investment in debt securities .................              251               251
        Subscriber receivables, net of allowance for
          doubtful accounts of $340 and $407, respectively ................              982             1,342
        Other receivables .................................................            1,692               934
        Prepaid expenses and other ........................................            1,450             1,228
                                                                                ------------      ------------
                   Total current assets ...................................           34,018            32,687

Systems and equipment, net ................................................           52,459            55,993
License and leased license investment, net ................................           71,767            73,310
Note and lease receivables ................................................            3,101             3,212
Other assets, net .........................................................            3,646             3,609
                                                                                ------------      ------------
                   Total assets ...........................................     $    164,991      $    168,811
                                                                                ============      ============

Current liabilities:
        Accounts payable and accrued expenses .............................     $     16,160      $     18,579
        Current portion of long-term debt .................................            1,881             1,845
                                                                                ------------      ------------
                   Total current liabilities ..............................           18,041            20,424
                                                                                ------------      ------------

Long-term debt, less current portion ......................................           14,282            14,671
Other long-term liabilities ...............................................            4,125             3,671
Commitments and contingencies (note 8)

Stockholders' equity:
        Preferred stock, $.01 par value; 15,000,000 shares
              authorized; none issued .....................................               --                --
        Common stock, $.001 par value; authorized
             30,000,000 shares, 10,148,183 and 10,099,717 shares
             outstanding at March 31, 2000 and December 31,1999,
             respectively .................................................               10                10
        Additional paid-in capital ........................................          147,801           147,279
        Accumulated deficit ...............................................          (19,268)          (17,244)
                                                                                ------------      ------------
                   Total stockholders' equity .............................          128,543           130,045
                                                                                ------------      ------------

                   Total liabilities and stockholders' equity .............     $    164,991      $    168,811
                                                                                ============      ============

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       SUCCESSOR        PREDECESSOR
                                                                        (NOTE 2)          (NOTE 2)
                                                                      ------------      ------------
                                                                      THREE MONTHS      THREE MONTHS
                                                                         ENDED              ENDED
                                                                        MARCH 31,         MARCH 31,
                                                                          2000              1999
                                                                      ------------      ------------
                                                                                (UNAUDITED)
Revenues ........................................................     $     16,323      $     18,466

Operating expenses:
        Systems operations ......................................            7,297             8,599
        Selling, general and administrative .....................            8,044             9,156
        Depreciation and amortization ...........................            6,967             6,104
                                                                      ------------      ------------
                   Total operating expenses .....................           22,308            23,859
                                                                      ------------      ------------

                   Operating loss ...............................           (5,985)           (5,393)
Other income (expense):
        Interest income .........................................              495               423
        Interest expense ........................................             (354)             (321)
        Other income ............................................            3,820                 2
                                                                      ------------      ------------
                   Total other income (expense) .................            3,961               104
                                                                      ------------      ------------

                   Loss before reorganization costs .............           (2,024)           (5,289)
        Reorganization costs ....................................               --            (2,311)
                                                                      ------------      ------------
                   Net loss .....................................     $     (2,024)     $     (7,600)
                                                                      ============      ============


Net loss per common share - basic and diluted ...................     $      (0.20)              N/A
                                                                      ============      ============


Weighted average shares outstanding - basic and diluted .........           10,111               N/A
                                                                      ============      ============


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SUCCESSOR        PREDECESSOR
                                                                             (NOTE 2)          (NOTE 2)
                                                                           ------------      ------------
                                                                           THREE MONTHS      THREE MONTHS
                                                                              ENDED              ENDED
                                                                             MARCH 31,         MARCH 31,
                                                                               2000              1999
                                                                           ------------      ------------
                                                                                    (UNAUDITED)
Cash flows from operating activities:
        Net loss .....................................................     $     (2,024)     $     (7,600)
        Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
            Depreciation and amortization ............................            6,967             6,104
            Gain on sale of assets ...................................           (3,922)               --
            Changes in assets and liabilities:
                  Subscriber and other receivables ...................             (398)             (954)
                  Prepaid expenses and other .........................              (64)             (158)
                  Accounts payable, accrued expenses and other
                  liabilities ........................................           (1,970)            5,057
                                                                           ------------      ------------
                       Net cash provided by (used in) operating
                       activities ....................................           (1,411)            2,449
                                                                           ------------      ------------

Cash flows from investing activities:
        Proceeds from sale of assets .................................            4,033                --
        Purchases of systems and equipment ...........................           (1,937)           (5,081)
        Expenditures for licenses and leased licenses ................             (178)              (16)
        Proceeds from note receivable ................................              111               138
                                                                           ------------      ------------
                       Net cash provided by (used in) investing
                       activities ....................................            2,029            (4,959)
                                                                           ------------      ------------
Cash flows from financing activities:
        Payments on short-term borrowings and notes payable ..........              (70)             (241)

        Payments on long-term debt ...................................             (359)             (335)
        Proceeds from exercise of stock options ......................              522                --
                                                                           ------------      ------------
                       Net cash provided by (used in) financing
                       activities ....................................               93              (576)
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents .................              711            (3,086)
Cash and cash equivalents at beginning of period .....................           28,932            30,676
                                                                           ------------      ------------
Cash and cash equivalents at end of period ...........................     $     29,643      $     27,590
                                                                           ============      ============

Cash paid for interest ...............................................     $        346      $        391
                                                                           ============      ============
Cash paid for reorganization costs ...................................     $        512      $      2,311
                                                                           ============      ============


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


(1)      Description of Business

         Nucentrix Broadband Networks, Inc. (the "Company") provides wireless broadband services in medium and small markets in the central United States. The Company controls up to 196 megahertz ("MHz") of radio spectrum in the 2.1 gigahertz ("GHz") and 2.5 - 2.7 GHz band licensed by the Federal Communications Commission ("FCC") in 93 markets (including three markets for which the Company has entered into letters of intent to acquire). The Company currently provides high-speed wireless Internet access service under temporary developmental FCC licenses in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters.

         At April 30, 2000, the Company provided wireless subscription television service in 58 markets, including an offering of up to 185 digital channels from DIRECTV, Inc. and its distributors in over 50 markets.

(2)      Financial Restructuring

         On December 4, 1998, the Company filed a voluntary, pre-negotiated Plan of Reorganization (the "Plan" or "Plan of Reorganization") under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code"). On March 15, 1999, the U.S. Bankruptcy Court for the District of Delaware confirmed the Plan, and the Company consummated the Plan on April 1, 1999 (the "Effective Date").

         The Company adopted Fresh Start Reporting as of the Effective Date, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to estimated fair value and beginning retained earnings set to zero. Liabilities subject to compromise were adjusted to zero in connection with their cancellation under the Plan. In connection with the debt discharge, the Company recorded an extraordinary gain of approximately $174.0 million on the Effective Date.

         As a result of the application of Fresh Start Reporting and the recapitalization of the Company on the Effective Date, financial information in the accompanying condensed consolidated financial statements as of March 31, 2000, and December 31, 1999, and for the three months ended March 31, 2000 (collectively, the "Successor Period") is presented on a different basis than the financial information for the three months ended March 31, 1999 (the "Predecessor Period"). Accordingly, such information is not comparable.

         Federal tax law requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to permanently reduce federal tax attributes. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). Management is currently considering the impact of alternatives available to the Company in performing this Tax Attribute Reduction, but has not yet concluded which alternative it will select.

(3)      Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         Although the Company does not expect to generate sufficient cash flow to fully implement its long-term business strategy without additional capital or financing, it currently expects that cash on hand and cash generated from operations and equipment financing from Cisco Systems, Inc. ("Cisco") will be sufficient to fund operations and capital requirements at least through the first quarter of 2001. The Company may seek additional debt or equity financing in 2000 if it accelerates its business strategy or Internet build-out schedule, consummates any significant acquisitions or alliances, determines that market conditions are appropriate for such financing or determines that its current operating assumptions are inaccurate.

         In any event, the Company likely will seek additional capital or financing before the end of 2001 to enable it to fully implement its long-term business strategy. Options include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. The Company can provide no assurance that such financing will be available in a timely manner or on satisfactory terms.

(4)      Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

(5)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 1999 audited consolidated financial statements of the Company included in the Company's 1999 Form 10-K (as amended by Form 10-K/A).

(6)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Options to purchase 728,500 shares and warrants to purchase 825,000 shares of the Company's common stock issued and outstanding at March 31, 2000, have not been included in the calculation of diluted loss per share because their effects are antidilutive. Earnings per share information has not been presented for the Predecessor Period as the Company was recapitalized on the Effective Date in connection with the Plan, and accordingly, per share amounts are not comparable between the Predecessor Period and the Successor Period.

(7)      Sale of Investment in Wireless One, Inc.

         In January 2000, the Company exchanged 2,911,725 shares of common stock in Wireless One, Inc. ("Wireless One") for approximately $3.8 million, pursuant to Wireless One's plan of reorganization under Chapter 11 of the Bankruptcy Code. The Company expects to exchange the remainder of the Company's 547,783 shares of Wireless One common stock for approximately $700,000 in the second quarter of 2000. Losses recorded in prior years for Wireless One reduced the Company's investment to zero. Accordingly, the proceeds are classified as a gain on sale of assets and included in other income in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2000.

(8)      Commitments and Contingencies

         Certain former directors and officers of the Company, to whom the Company may have indemnity obligations, are defendants in two securities lawsuits, one of which is a purported class action lawsuit. These actions allege, among other things, various violations of federal and state securities laws. In addition, the Company is a party to two purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees. The Company intends to vigorously defend these matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. In September 1999, two former stockholders of Heartland Wireless Communications, Inc. filed a motion in U.S. Bankruptcy Court to revoke the order confirming the Plan. The Company intends to vigorously oppose the motion, and it is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan.

         The Company also is a party to other legal proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration for amounts recorded in the accompanying condensed consolidated financial statements, the ultimate effects of such other matters are not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

         The Company has entered into a Memorandum of Agreement with Cisco. Under the agreement with Cisco, the Company is obligated to purchase at least $13.0 million in base station and customer premises equipment from Cisco through the end of 2001, subject to Cisco meeting certain equipment test trial and other conditions. As part of its strategic alliance with the Company, Cisco has offered a financing facility of up to $16.25 million for the purchase of such equipment.

(9)      Segment Reporting

         Historically the Company has been considered to have a single reportable segment: the distribution of subscription television services. However, based on the Company's current business strategy to become a leading provider of wireless broadband services in its markets, and its plans to provide wireless broadband Internet access in approximately 20 of its markets by the end of 2001, the Company expects to be comprised of two reportable segments in 2000: (i) distribution of subscription television services, and (ii) delivery of wireless broadband Internet access. As of, and for the quarter ended March 31, 2000, revenues and segment assets related to the delivery of wireless broadband Internet access were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, we will refer to Nucentrix Broadband Networks, Inc., a Delaware corporation, as "the Company," "we," "us" and "our."

FORWARD-LOOKING STATEMENTS

         This document contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue" and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Such statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions and uncertainties deemed relevant by management, including:

         o        business and economic conditions in our existing markets,

         o        competitive technologies, products and services,

         o regulatory and interference issues, including grant of two-way transmission authorizations,

         o the capabilities of the Vector Orthogonal Frequency Division Multiplexing ("VOFDM") technology platform we intend to use for wireless broadband services,

         o with respect to pending transactions, completing definitive documents, satisfying our due diligence efforts and obtaining required third party consents, including consent of the Federal Communications Commission ("FCC"),

         o those matters discussed under "Risk Factors" in Part I of our Annual Report on Form 10-K for 1999 (as amended by Form 10-K/A), and

         o        those matters discussed elsewhere in this document.

         We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

         We provide wireless broadband Internet and wireless subscription television services using up to 196 megahertz ("MHz") of radio spectrum licensed by the FCC in the 2.1 gigahertz ("GHz") and 2.5 - 2.7 GHz range, primarily in medium and small markets in the central United States. This spectrum commonly is referred to together as "Multichannel Multipoint Distribution Service," or "MMDS," and is referred to together as "MMDS" in this document. We own the basic trading area ("BTA") authorization, or otherwise license or lease MMDS spectrum, in 93 markets covering approximately 9.1 million total households, including three markets covering over 460,000 total households for which we have entered into letters of intent to acquire.

         Our business strategy is to become a leading provider of wireless broadband services using our high-capacity radio spectrum in medium and small markets. We currently provide always-on, high-speed wireless Internet access service under temporary developmental FCC licenses to over 215 accounts serving an estimated 1,700 end users in two of our 93 markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Our service offerings include Internet access from 256 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard telephone lines. Through a national independent contractor, we also provide value-added services such as technical support, e-mail, Web hosting and design, domain name registration and domain name and maintenance changes. We launched our first Internet market, Sherman-Denison, Texas, in February 1999 followed by our second market, Austin, Texas, in May 1999.

         In February 2000, we announced a strategic alliance and agreement with Cisco Systems, Inc. ("Cisco") to pursue testing and deployment of wireless broadband services using VOFDM technology on a Cisco Powered Network(R). The agreement includes two field trials to be completed in Austin and Amarillo, Texas between September 2000 and the end of 2000. We expect to launch at least 20 total markets by the end of 2001 using this technology.

         Historically, we have used our spectrum to provide wireless subscription television services. We presently have wireless subscription television transmission facilities constructed and operating in 58 markets in nine states. At April 30, 2000, we had about 125,000 wireless subscription television customers, including about 117,000 customers who subscribed only to programming service provided over our MMDS spectrum, and 8,000 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV programming service sold by us. In addition, at April 30, 2000, there were approximately 17,000 customers who received only DIRECTV programming sold by us.

         Our business strategy contemplates a decline in revenues, wireless subscription television subscribers and EBITDA in 2000 and beyond, as we continue to allocate more of our spectrum and other resources to develop and expand our wireless broadband Internet and other wireless broadband Internet protocol ("IP")-based businesses.

         In connection with the FCC's rules on MMDS two-way communications services, the FCC has announced a one-week "filing window" for applications for two-way authorizations from July 3, 2000, to July 10, 2000. We intend to file two-way applications for a number of our markets in this filing window, including Austin and Sherman/Denison. All such applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in our markets and neighboring markets. All complete applications that have not been opposed within 120 days after the close of the filing window will be granted. Although we believe we will be able to file for and receive two-way authorizations to replace our developmental authorizations in Austin and Sherman/Denison, there can be no assurance that we will receive such authorizations in these or other markets.

         Cisco Systems and Cisco Powered Network are trademarks of Cisco Systems, Inc. DIRECTV is a registered trademark of DIRECTV, Inc., a subsidiary of the Hughes Electronics unit of General Motors Corporation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         As a result of the application of Fresh Start Reporting, in connection with our Plan of Reorganization ("Plan of Reorganization" or "Plan") that became effective April 1, 1999, financial information in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2000 (the "Successor Period"), is presented on a different basis than the financial information for the three months ended March 31, 1999 (the "Predecessor Period"). Accordingly, such information is not comparable. However, certain trends addressed within the discussion of operating results below will be based on a comparison of the two three-month periods.

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless subscription television subscribers for basic programming, premium programming, equipment rental and other miscellaneous fees, revenue from our agency relationships with DIRECTV and its distributors, as well as fees generated from start-up Internet operations in Austin and Sherman/Denison, Texas. Our revenues for the first quarter of 2000 were $16.3 million, compared to $18.5 million for the first quarter of 1999. The average number of wireless subscription television subscribers for the three months ended March 31, 2000, was 130,478 compared to 155,377 for the same period of 1999. In addition, during the three months ended March 31, 2000, we had 15,323 average subscribers who received only DIRECTV programming sold by us. As of January 1, 2000 we do not include these customers in our reported wireless subscription television subscriber base, but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber. Prior year calculations have been revised to conform with this presentation.

         The decline in revenues over the periods presented resulted primarily from fewer total wireless subscription television subscribers as we continued to shift our principal focus from providing wireless subscription television services to developing and expanding our wireless broadband IP-based services. Additional factors contributing to a loss in subscribers over the periods presented were decreased marketing of MMDS subscription television services, overall increased competition for cable television services, and a loss of subscribers in Austin in the second quarter of 1999, which resulted from a technology conversion that caused some existing subscribers to fall outside of the coverage range of the new technology.

         Recurring average revenue per subscriber was $36.03 in the first quarter of 2000, compared to $35.10 in the same quarter last year. Internet service revenues for the three months ended March 31, 2000, were not material.

         System Operations Expense. Systems operations expense includes programming costs, channel lease payments, labor and overhead relating to service calls and churn, transmitter site and tower rentals, certain repairs and maintenance expenditures and Internet service costs. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. System operations expense was $7.3 million, or 44.7% of revenues, for the first quarter of 2000, compared to $8.6 million, or 46.6% of revenues, for the first quarter of 1999. System operations expense decreased over the periods presented due to lower programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. Average monthly churn was 2.9% for both the first quarter of 2000 and the first quarter of 1999.

         Selling, General and Administrative (SG&A) Expense. SG&A expense for the first quarter of 2000 was $8.0 million, or 49.3% of revenues, compared to $9.2 million, or 49.6% of revenues, for the same period last year. SG&A expense for the quarters ending March 31, 2000 and 1999, included $364,000 and $166,000, respectively, in costs associated with our Internet operations, which primarily included labor and marketing expenses incurred to launch the Austin and Sherman/Denison markets. Excluding Internet costs and revenues, SG&A would have been 47.3% and 48.7% of revenues for the quarters ending March 31, 2000 and 1999, respectively. The decrease in SG&A expense for the quarter ending March 31, 2000, was primarily due to savings from consolidation of certain market offices and management, and lower bad debt expense due to improved collections. This decrease was partially offset by increased costs to improve service at our customer care center and increased expenditures in preparation for the trial launch of wireless broadband Internet service using Cisco's VOFDM technology in two markets.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and other intangibles. Our policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor and overhead. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheets. Depreciation and amortization expense was $7.0 million for the first quarter of 2000, compared to $6.1 million for the first quarter of 1999. The increase in the current quarter is primarily due to increased depreciation on DIRECTV subscriber equipment due to more DIRECTV subscribers.

         Operating Loss. We generated operating losses of $6.0 million for the first quarter of 2000, compared to a loss of $5.4 million for the first quarter of 1999. This was primarily due to increased depreciation on DIRECTV subscriber equipment, partially offset by lower programming expense, decreased marketing costs and savings from consolidation of certain market offices and management.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation and amortization and non-recurring items, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was $982,000 for the quarter ended March 31, 2000, compared to $711,000 for the same period in 1999. The increase in EBITDA over the prior year period primarily was due to lower programming expenses for fewer subscribers, lower compensation and facilities costs resulting from the consolidation of field offices and personnel and decreased marketing expenditures for our wireless subscription television service.

         Interest Income. Interest income was $495,000 for the three months ended March 31, 2000, compared to $423,000 for the three months ended March 31, 1999. The slight increase in interest expense was due to higher earnings during the current year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $354,000 for the first quarter of 2000 compared to $321,000 for the first quarter of 1999. Interest expense increased slightly in 2000 because of higher debt balances related to capital lease obligations incurred when we leased back 31 tower sites that we sold during the fourth quarter of 1999 and the first quarter of 2000.

         Other Income/Expense. During the first quarter of 2000, we received $3.8 million in exchange for our equity interest in Wireless One, Inc. ("Wireless One"), which announced confirmation of its plan of reorganization in November 1999. The entire amount received was recognized as other income, as our investment balance had been reduced to zero during 1997 as a result of Wireless One losses.

         Reorganization Costs. During the first quarter of 1999, we incurred $2.3 million in expenses related to our reorganization under Chapter 11. These costs were for financial and legal advisors, accountants and administrative costs. There were no reorganization costs in the current year.

         Net Loss. We have recorded net losses since our inception. During the first quarter of 2000, we incurred a net loss of $2.0 million compared to a net loss of $7.6 million for the first quarter of 1999. The improvement in net loss resulted primarily from $3.8 million in other income recognized in connection with the sale of our equity interest in Wireless One and from lower reorganization costs in the current year. Earnings per share information has not been presented for the Predecessor Period as the Company was recapitalized on April 1, 1999, in connection with our Plan, and, accordingly, per share amounts are not comparable between the Predecessor Period and the Successor Period.

LIQUIDITY AND CAPITAL RESOURCES

         The wireless broadband and wireless subscription television businesses are capital-intensive. Since inception, we have spent funds to lease or otherwise acquire MMDS channel rights in various markets and operating systems, to construct operating systems and to finance initial system operating losses. Our primary sources of capital have been subscription fees, debt financing, the sale of common stock and the sale of MMDS channel rights that were not essential to our business strategy. The approval by the FCC of the use of MMDS spectrum for digital two-way communications services allows us to use our spectrum to provide wireless broadband services such as high-speed Internet access, voice over IP ("VoIP") and/or fixed-wireless telecommunications services. The growth of our business by using our spectrum to provide two-way communications services will require substantial investment in capital expenditures for the development and launch of wireless broadband services.

         Cash used in operations was $1.4 million during the three months ended March 31, 2000, compared to cash provided by operations of $2.4 million during the same period of 1999. Cash used by operations in the current year was primarily for payment of accrued property taxes and reorganization costs. Cash provided by operations for the first quarter of 1999 was primarily related to $2.2 million for DIRECTV agency revenue received but not yet earned.

         Cash provided by investing activities was $2.0 million during the three months ended March 31, 2000, compared to cash used in investing activities of $5.0 million for the first quarter of 1999. Cash provided by investing activities during the first quarter of 2000 included $3.8 million from the exchange for our equity interest in Wireless One, and approximately $200,000 from the sale of one escrowed tower site related to a previously announced sale and leaseback transaction with SBA Towers, Inc. Prior year cash used in investing activities included capitalized subscriber installation costs and purchases of wireless subscription television customer premises equipment.

         Cash provided by financing activities was $93,000 during the three months ended March 31, 2000, compared to cash used in financing activities of $576,000 during the comparable 1999 period. Cash provided by financing activities in the current year included principal payments on our BTA debt, which was more than offset by $522,000 in cash proceeds received from the exercise of employee stock options. Cash used in the first quarter of 1999 was for principal payments on our BTA debt, capital lease obligations and other notes payable, several of which have been fully repaid.

         At April 30, 2000 we had approximately $30.2 million of unrestricted cash and cash equivalents and $650,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors. $399,000 of restricted cash represents bank certificates of deposit pledged as collateral for long-term operating leases and are therefore considered non-current and included in other assets on the accompanying condensed consolidated balance sheets.

FUTURE CASH REQUIREMENTS

         Our goal is to become a leading provider of wireless broadband services in our markets. To implement this strategy, we plan to (1) offer high-speed Internet access service to medium-sized and small businesses in at least 20 markets by the end of 2001, (2) increase our geographic scope for wireless broadband services by acquisitions or business combinations and (3) offer telephony services including VoIP and/or fixed-wireless telecommunications services.

         We estimate that a launch of a new wireless broadband network system providing high-speed Internet access in a typical market will involve an initial expenditure of approximately $500,000 to $900,000 for network equipment, depending upon the system design and type and sophistication of the equipment. In addition, we estimate that the acquisition and installation of each new Internet subscriber will cost between $1,500 and $1,800 depending upon the type of customer. This includes charges for equipment, labor, overhead and direct commissions. This may be offset partially by installation and other up-front fees. Other launch costs include the cost of securing adequate space for marketing facilities in markets not previously operating a wireless subscription television business, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

         In December 1999, we closed the sale of 30 communications towers for approximately $6.2 million. In the first quarter of 2000, we closed the sale of an additional tower for approximately $200,000. In April 2000, we closed the sale of an additional tower for approximately $200,000. The sale of two additional tower sites has been closed into escrow, pending satisfaction of certain closing conditions specific for each site. Approximately $200,000 will be paid to us for each of the remaining escrowed sites for which closing conditions are satisfied on or before May 19, 2000. We lease back space on the towers which have been sold for our wireless broadband Internet and video operations under antenna site agreements. We also received $3.8 million in the first quarter of 2000 in exchange for a portion of our equity interest in Wireless One, which announced confirmation of its plan of reorganization in November 1999. We expect to receive an additional $700,000 for the remainder of our equity interest in Wireless One in the second quarter of 2000.

         Although we do not expect to generate sufficient cash flow to fully implement our long-term business strategy without additional capital or financing, we currently expect that cash on hand and cash generated from operations, plus equipment financing under our strategic alliance with Cisco, will be sufficient to fund operations and capital requirements through at least the first quarter of 2001.

         We may seek additional capital or financing in 2000 if we accelerate our business strategy and/or Internet market build-out schedule, consummate any significant acquisitions or alliances, determine that market conditions are appropriate for such financing, or our current operating assumptions prove to be inaccurate. In any event, we likely will seek additional capital or financing before the end of 2001 to implement our long-term business strategy. Options include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. We cannot provide assurance that such financing will be available in a timely manner and on satisfactory terms.

COMMITMENTS AND CONTINGENCIES

         Certain former directors and officers of the Company, to whom we may have indemnity obligations, are defendants in two securities lawsuits, one of which is a purported class action lawsuit. These actions allege, among other things, various violations of federal and state securities laws. In addition, we are a party to two purported class action lawsuits alleging that we overcharged our customers for administrative late fees. We intend to vigorously defend the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while we do not expect such an adverse outcome, we believe that an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. In September 1999, two former stockholders of Heartland Wireless Communications, Inc. ("Heartland Wireless") filed a motion in U.S. Bankruptcy Court to revoke the order confirming our Plan. We intend to vigorously oppose the motion, and it is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan.

         Under our agreement with Cisco, we are obligated to purchase at least $13.0 million in base station and customer premises equipment from Cisco through the end of 2001, subject to Cisco meeting certain equipment test trial and other conditions. As part of our strategic alliance, Cisco has offered a financing facility of up to $16.25 million for the purchase of such equipment. In the alternative, we may pursue other financing, or purchase such equipment with available cash.

INFLATION

         We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In July 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We expect that the adoption of SFAS No. 133 will not have an impact on our financial condition, results of operations or cash flows.

RECENT EVENTS

         In March 2000, we entered into a letter of intent to acquire all of the MMDS wireless broadband assets in the greater Fayetteville and Fort Smith, Arkansas areas for $4.2 million in common stock of the Company. These markets are contiguous with our existing BTAs in northeast Oklahoma and southwest Missouri, and cover over 200,000 total households. The transaction is subject to customary closing conditions, including due diligence, completion of definitive agreements and receipt of all required regulatory approvals. We expect to close this transaction in the third quarter of 2000.

         In addition, in April 2000, we entered into a letter of intent to acquire all of the MMDS wireless broadband assets in the greater Rockford, Illinois area for $5.6 million in common stock of Nucentrix and the assumption of $400,000 in BTA debt. This market is contiguous with our existing BTAs in central Illinois, and covers over 250,000 total households. The transaction is subject to customary closing conditions, including due diligence, completion of definitive agreements and receipt of all required regulatory approvals. We expect to close this transaction in the third quarter of 2000.

         In April 2000, we closed the sale of one tower site to SBA Towers, Inc. for approximately $200,000 in connection with a previously announced sale and leaseback transaction, and extended the deadline for closing the remaining two tower sites to May 19, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in marketable securities (which consist of commercial paper). At March 31, 2000, our marketable securities were recorded at a fair value of approximately $650,000, with an overall weighted average return of approximately 5% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2000. The fair value of our long-term debt at March 31, 2000, is estimated to be $16.2 million based on the overall rate of the long-term debt of 10% and an overall maturity of seven years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are involved in certain legal proceedings as described in note 8 of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report and in "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K (as amended by Form 10-K/A) for 1999. We also are a party, from time to time, to routine litigation incident to our business. We do not believe that any other pending litigation matter will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2000, we issued 6,766 shares of our common stock to the holders of certain prepetition claims in satisfaction of such claims. These securities were issued pursuant to our Plan of Reorganization under Section 1145(a) of the U.S. Bankruptcy Code ("Bankruptcy Code") and, accordingly, are exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended ("Securities Act"). However, pursuant to
Section 1145(c) of the Bankruptcy Code, the issuance of the securities pursuant to the Plan is deemed a public offering of the securities and, therefore, the securities are not "restricted" securities for purposes of Rule 144 promulgated under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  2.1 Plan of Reorganization under Chapter 11 of the U. S. Bankruptcy Code (incorporated by reference to Exhibit
                           2.1 to the Company's Current Report on Form 8-K dated January 19, 1999).

                  2.2 Order Confirming the Plan of Reorganization Under Chapter 11 of the U.S. Bankruptcy Code, dated as of March 15, 1999 (incorporated by reference to Exhibit
                           2.2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 17, 1999, No. 333-80929).

                  3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 10-Q")).

                  3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

                  *10.1 Nonqualified Stock Option Agreement between Registrant and Russell A. Wiseman dated as of January 31, 2000.

                  *27      Financial Data Schedule.

----------------------
*Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  NONE.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 8, 2000        NUCENTRIX BROADBAND NETWORKS, INC.



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

                                Index to Exhibits

Exhibit
Number            Description
------            -----------
2.1               Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy
                  Code (incorporated by reference to Exhibit 2.1 to the
                  Company's Current Report on Form 8-K dated January 19, 1999).

2.2               Order Confirming the Plan of Reorganization Under Chapter 11
                  of the U.S. Bankruptcy Code, dated as of March 15, 1999
                  (incorporated by reference to Exhibit 2.2 to the Company's
                  Registration Statement on Form S-1 filed with the SEC on June
                  17, 1999, No. 333-80929).

3.1               Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1999 (the "March 1999 10-Q")).

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

*10.1             Nonqualified Stock Option Agreement between Registrant and
                  Russell A. Wiseman dated as of January 31, 2000.

*27               Financial Data Schedule.


--------------------
*Filed herewith