Form 10-Q
period 2000-06-30
NUCENTRIX BROADBAND NETWORKS INC
filed 2000-08-11
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                       Shares Outstanding
               Class                                   as of July 31, 2000
               -----                                   -------------------
     Common Stock, $.001 par value                         10,160,683

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                JUNE 30,           DECEMBER 31,
                                                                                  2000                1999
                                                                             -------------       -------------
Current assets:                                                               (UNAUDITED)
        Cash and cash equivalents .....................................      $      28,940       $      28,932
        Restricted assets - investment in debt securities .............                251                 251
        Subscriber receivables, net of allowance for
          doubtful accounts of $344 and $407, respectively ............              1,017               1,342
        Other receivables .............................................                583                 934
        Prepaid expenses and other ....................................              1,240               1,228
                                                                             -------------       -------------
                   Total current assets ...............................             32,031              32,687

Systems and equipment, net ............................................             48,608              55,993
License and leased license investment, net ............................             70,930              73,310
Note and lease receivables ............................................              2,937               3,212
Other assets, net .....................................................              3,763               3,609
                                                                             -------------       -------------
                   Total assets.......................................       $     158,269       $     168,811
                                                                             =============       =============

Current liabilities:
        Accounts payable and accrued expenses .........................      $      17,261       $      18,579
        Current portion of long-term debt .............................              1,928               1,845
                                                                             -------------       -------------
                   Total current liabilities ..........................             19,189              20,424
                                                                             -------------       -------------

Long-term debt, less current portion ..................................             13,869              14,671
Other long-term liabilities ...........................................              3,620               3,671
Commitments and contingencies (note 7)

Stockholders' equity:
        Preferred stock, $.01 par value; 15,000,000 shares
              authorized; none issued..................................                 --                  --
        Common stock, $.001 par value; 30,000,000 shares
             authorized, 10,157,983 and 10,099,717 shares
             outstanding at June 30, 2000, and December 31, 1999,
             respectively..............................................                 10                  10
        Additional paid-in capital ....................................            147,998             147,279
        Accumulated deficit ...........................................            (26,417)            (17,244)
                                                                             -------------       -------------
                   Total stockholders' equity .........................            121,591             130,045
                                                                             -------------       -------------

                   Total liabilities and stockholders' equity .........      $     158,269       $     168,811
                                                                             =============       =============




     See accompanying notes to condensed consolidated financial statements.

                       NUCENTRIX BROADBAND NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)







                                                                SUCCESSOR                           PREDECESSOR
                                                                 (NOTE 2)                             (NOTE 2)
                                                   --------------------------------------           -------------
                                                       THREE                PERIOD FROM
                                                    MONTHS ENDED         EFFECTIVE DATE TO           EFFECTIVE
                                                   JUNE 30, 2000           JUNE 30, 1999                DATE
                                                  --------------           --------------           -------------
Revenues ...............................          $       15,818            $      17,273                      --


Operating expenses:
     System operations .................                   7,364                    8,187                      --
     Selling, general and administrative                   8,498                    8,852                      --
     Depreciation and amortization .....                   7,346                    5,782                      --
                                                  --------------            --------------           ------------
        Total operating expenses .......                  23,208                   22,821                      --


        Operating loss .................                  (7,390)                  (5,548)                     --


Other income (expense):
     Interest income ...................                     498                      368                      --
     Interest expense ..................                    (346)                    (309)                     --
     Other income (expense), net .......                      89                      700                      --
                                                  --------------            -------------            ------------
        Total other income (expense) ...                     241                      759                      --
                                                  --------------            -------------            ------------




        Loss before reorganization costs
        and extraordinary item .........                  (7,149)                  (4,789)                     --


     Reorganization costs ..............                      --                     (143)                     --
                                                  ---------------            ------------            ------------
        Loss before extraordinary item..                   (7,149)                 (4,932)                     --


     Extraordinary item:
        Gain on debt forgiveness .......                      --                        --                173,783
                                                  --------------            --------------           ------------

Net income (loss) ......................          $       (7,149)           $       (4,932)               173,783
                                                  ==============            ==============           ============


Net loss per common share -
      basic and diluted ................          $        (0.70)           $        (0.49)                   N/A
                                                  ==============            ==============           ============
Weighted average shares outstanding -
basic and diluted ......................                  10,153                    10,009                    N/A
                                                  ==============            ==============           ============



                                                                SUCCESSOR                            PREDECESSOR
                                                                 (NOTE 2)                              (NOTE 2)
                                                   ---------------------------------------        -----------------
                                                     SIX MONTHS            PERIOD FROM              PERIOD FROM
                                                        ENDED           EFFECTIVE DATE TO          JANUARY 1, 1999,
                                                    JUNE 30, 2000        JUNE 30, 1999            TO EFFECTIVE DATE
                                                  ----------------      -----------------         -----------------
Revenues ...............................          $       32,141           $       17,273           $       18,466


Operating expenses:

     System operations .................                  14,661                    8,187                    8,599
     Selling, general and administrative                  16,542                    8,852                    9,156
     Depreciation and amortization .....                  14,313                    5,782                    6,104
                                                  --------------           --------------           --------------
        Total operating expenses .......                  45,516                   22,821                   23,859


        Operating loss .................                 (13,375)                  (5,548)                  (5,393)


Other income (expense):
     Interest income ...................                     993                      368                      423
     Interest expense ..................                    (700)                    (309)                    (321)
     Other income (expense), net .......                   3,909                      700                        2
                                                  --------------           --------------           --------------

        Total other income (expense) ...                   4,202                      759                      104
                                                  --------------           --------------           --------------

        Loss before reorganization costs
        and extraordinary item .........                  (9,173)                  (4,789)                  (5,289)


     Reorganization costs ..............                      --                     (143)                  (2,311)
                                                  --------------           --------------           --------------
        Loss before extraordinary item..                  (9,173)                  (4,932)                  (7,600)

     Extraordinary item:
        Gain on debt forgiveness .......                      --                       --                  173,783
                                                  --------------           --------------           --------------

Net income (loss) ......................          $       (9,173)          $       (4,932)          $      166,183
                                                  ==============           ==============           ==============

Net loss per common share -
      basic and diluted ................          $        (0.91)          $        (0.49)                     N/A
                                                  ==============           ==============           ==============

Weighted average shares outstanding -
basic and diluted ......................                  10,132                   10,009                      N/A
                                                  ==============           ==============           ==============


          See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SUCCESSOR                             PREDECESSOR
                                                                          (NOTE 2)                               (NOTE 2)
                                                            ---------------------------------------          ----------------
                                                              SIX MONTHS               PERIOD FROM              PERIOD FROM
                                                                ENDED                EFFECTIVE DATE           JANUARY 1, 1999,
                                                               JUNE 30,                TO JUNE 30,              TO EFFECTIVE
                                                                 2000                      1999                     DATE
                                                            --------------           --------------           --------------
Cash flows from operating activities:
     Net loss ........................................      $       (9,173)          $       (4,932)          $      166,183
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Gain on forgiveness of debt ................                  --                       --                 (173,783)
          Non-cash stock compensation ................                  56                       --                       --
          Depreciation and amortization ..............              14,313                    5,782                    6,104
          Gain on sale of assets .....................              (4,020)                      --                       --
          Changes in assets and liabilities:
             Restricted cash .........................                  --                      226                       --
             Subscriber and other receivables ........                 676                    1,136                     (954)
             Prepaid expenses and other ..............                 334                      305                     (158)
             Accounts payable, accrued expenses and
             other liabilities .......................              (1,441)                     682                    5,057
                                                            --------------           --------------           --------------
                Net cash provided by operating
                activities ...........................                 745                    3,199                    2,449
                                                            --------------           --------------           --------------
Cash flows from investing activities:
     Proceeds from sale of assets ....................               4,400                       --                       --
     Purchases of systems and equipment ..............              (4,117)                  (4,072)                  (5,081)
     Expenditures for licenses and leased licenses....              (1,043)                      --                      (16)
     Proceeds from note receivable ...................                 275                       78                      138
                                                            --------------           --------------           --------------
                Net cash used in investing
                  activities .........................                (485)                  (3,994)                  (4,959)
                                                            --------------           --------------           --------------
Cash flows from financing activities:
        Payments on short-term borrowings and notes
          payable ....................................                (145)                    (157)                    (241)
        Payments on long-term debt ...................                (725)                    (343)                    (335)
        Proceeds from exercise of stock options ......                 618                      525                       --
                                                            --------------           --------------           --------------
                Net cash provided by (used in)
                  financing activities ...............                (252)                      25                     (576)
                                                            --------------           --------------           --------------


Net increase (decrease) in cash and cash equivalents..                   8                     (770)                  (3,086)
Cash and cash equivalents at beginning of period .....              28,932                   27,590                   30,676
                                                            --------------           --------------           --------------
Cash and cash equivalents at end of period ...........      $       28,940           $       26,820           $       27,590
                                                            ==============           ==============           ==============


Cash paid for interest ...............................      $          687           $          220           $          391
                                                            ==============           ==============           ==============
Cash paid for reorganization costs ...................      $          525           $          143           $        2,311
                                                            ==============           ==============           ==============

Non-cash activities:
     Capital leases and other ........................     $           211                       --                       --
                                                           ===============          ===============          ===============
     Common stock issued for channel license .........     $            45                       --                       --
                                                           ===============           ==============          ===============

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


(1)      Description of Business

         Nucentrix Broadband Networks, Inc. (the "Company") provides broadband wireless services in medium and small markets in the central United States. The Company controls up to 196 megahertz ("MHz") of radio spectrum in the 2.1 gigahertz ("GHz") and 2.5 - 2.7 GHz band licensed by the Federal Communications Commission ("FCC") in 94 markets (including four markets for which the Company has entered into a definitive agreement or letter of intent to acquire). This spectrum commonly is referred to together as "Multichannel Multipoint Distribution Service," or "MMDS," and is referred to together as "MMDS" in this report. The Company currently provides high-speed wireless Internet access service under temporary developmental FCC licenses in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters.

         At July 31, 2000, the Company provided wireless subscription television service in 58 markets, including an offering of up to 185 digital channels from DIRECTV, Inc. and its distributors in over 50 markets.

(2)      Financial Restructuring

         On December 4, 1998, the Company filed a voluntary, pre-negotiated Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code"). On March 15, 1999, the U.S. Bankruptcy Court for the District of Delaware confirmed the Plan, and the Company consummated the Plan on April 1, 1999 (the "Effective Date").

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

         As a result of the application of Fresh Start Reporting and the reorganization of the Company on the Effective Date, financial information in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2000, and for the period from the Effective Date to June 30, 1999 (collectively, the "Successor Period") is presented on a different basis than the financial information for the period from January 1, 1999, to the Effective Date (the "Predecessor Period"). Accordingly, such information is not comparable.

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

         Although the Company does not expect to generate sufficient cash flow to fully implement its long-term business strategy without additional capital or financing, it currently expects that cash on hand and cash generated from operations and equipment financing from Cisco Systems, Inc. ("Cisco"), will be sufficient to fund operations and capital requirements at least through the second quarter of 2001. The Company may seek additional debt or equity financing in 2000 or the first quarter of 2001 if it accelerates its business strategy or Internet build-out schedule, consummates any significant acquisitions or alliances, determines that market conditions are appropriate for such financing or determines that its current operating assumptions are inaccurate.

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

(5)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2000, and the results of operations and cash flows for the three and six months ended June 30, 2000, and the period from January 1, 1999, to the Effective Date and from the Effective Date to June 30, 1999. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 1999 audited consolidated financial statements of the Company included in the Company's 1999 Form 10-K (as amended by Form 10-K/A).

(6)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Options to purchase 767,100 shares and warrants to purchase 825,000 shares of the Company's common stock issued and outstanding at June 30, 2000, have not been included in the calculation of diluted loss per share because their effects are antidilutive. Earnings per share information has not been presented for the Predecessor Period as the Company was reorganized on the Effective Date in connection with the Plan and, accordingly, per share amounts are not comparable between the Predecessor Period and the Successor Period.

(7)    Commitments and Contingencies

         Certain former directors and officers of the Company, to whom the Company may have indemnity obligations, are defendants in one purported class action securities lawsuit, styled Thompson, et al. v. David E. Webb, et al., (98-371-D), in State District Court in Kleburg County, Texas. This action alleges, among other things, various violations of state securities laws. In June 2000, the plaintiffs' counsel in this matter notified counsel for defendants that the maximum amount of damages sought by the plaintiffs in this matter was $700 million. The plaintiffs previously had indicated in a statement of the case that their purported class damage models indicated total damages of $70.5 million.

         Certain former officers and directors of the Company, to whom the Company also may have indemnity obligations, were defendants in a federal securities action styled Coates, et al. v. Heartland Wireless Communications, Inc., et al., (3-98-CV-0452-D), in U.S. District Court for the Northern District of Texas. In June 2000, the court dismissed the plaintiffs' claims in this matter, with prejudice. In July 2000, the Company received notice that the plaintiffs intended to appeal the District Court's decision to the U.S. Circuit Court of Appeals for the Fifth Circuit.

         The Company also is a party to three purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees. The most recent lawsuit, filed against the Company in State District Court in Duval County, Texas in May 2000, is styled John Nolen, Jr., et al. v. Nucentrix Broadband Networks, Inc. (DC-00-155). The plaintiff in the Nolen action is represented by the same counsel who has filed similar lawsuits against the Company in Brooks and Nueces Counties, Texas. The Nolen action alleges that the Company's administrative late fees are unenforceable and usurious. The plaintiff seeks to represent a class consisting of all persons who have entered into a contract to receive subscription television services from the Company and paid the Company an administrative late fee since December 4, 1998. The plaintiff in Nolen seeks (1) a declaration that the administrative late fees charged by the Company are usurious and unenforceable and that these late fees should be returned to the purported class, (2) an injunction prohibiting the Company from charging more than the maximum legal interest rate, and (3) recovery of statutory penalties and interest, attorneys' fees, prejudgment and post-judgment interest and costs.

         The Company intends to vigorously defend all of the matters discussed above. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the consolidated financial condition, results of operations and/or cash flows of the Company.

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

(8)      Segment Reporting

         Historically the Company has been considered to have a single reportable segment: the distribution of subscription television services. However, based on the Company's current business strategy to become a leading provider of broadband wireless services in its markets, and its plans to provide broadband wireless Internet access in approximately 20 of its markets by the end of 2001, the Company expects to be comprised of two reportable segments by the end of 2000: (i) distribution of subscription television services and (ii) delivery of broadband wireless Internet access. In anticipation of launching broadband wireless Internet access and other Internet protocol-based services, the Company incurred expenses totaling $1.0 million and $1.8 million for the quarter and six months ended June 30, 2000, including costs related to its two operating Internet markets in Austin and Sherman-Denison, Texas and allocable corporate costs. As of and for the quarter and six months ended June 30, 2000, revenues and segment assets related to the delivery of broadband wireless Internet access were immaterial.

(9)      Acquisitions

         In June 2000, the Company entered into a letter of intent to acquire substantially all of the MMDS broadband wireless assets in the greater Lexington, Kentucky area for $5.4 million in common stock, assumption of debt to the FCC and cash. The transaction is subject to customary closing conditions, including completion of due diligence and definitive agreements, and receipt of all required regulatory approvals.

         In May 2000, the Company executed a definitive agreement to acquire all of the MMDS broadband wireless assets in the greater Rockford, Illinois area for $6.0 million in common stock and the assumption of debt to the FCC. The transaction is subject to customary closing conditions, including completion of due diligence and receipt of all required regulatory approvals.

(10)     Subsequent Events

         In July 2000, the Company exchanged 547,783 shares of common stock in Wireless One, Inc. ("Wireless One") for approximately $700,000, pursuant to Wireless One's plan of reorganization under Chapter 11 of the Bankruptcy Code. After this exchange, the Company retained no equity interest in Wireless One. Losses recorded in prior years for Wireless One reduced the Company's investment to zero. Accordingly, the proceeds will be classified as a gain on sale of assets and included in other income in the condensed consolidated statement of operations for the three months ended September 30, 2000.

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

         This document contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue" and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Such statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions and uncertainties deemed relevant by management, including:

         o    business and economic conditions in our existing markets,

         o    competitive technologies, products and services,

         o regulatory and interference issues, including grant of two-way transmission authorizations,

         o the capabilities of the Vector Orthogonal Frequency Division Multiplexing ("VOFDM") technology platform we intend to use for broadband wireless services,

         o with respect to pending transactions, completing definitive documents, satisfying our due diligence efforts and obtaining required third party consents, including consent of the Federal Communications Commission ("FCC"),

         o those matters discussed under "Risk Factors" in Part I of our Annual Report on Form 10-K for 1999 (as amended by Form 10-K/A), and

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

OVERVIEW

         We provide broadband wireless Internet and wireless subscription television services using up to 196 megahertz ("MHz") of radio spectrum licensed by the FCC in the 2.1 gigahertz ("GHz") and 2.5 - 2.7 GHz range, primarily in medium and small markets in the central United States. This spectrum commonly is referred to together as "Multichannel Multipoint Distribution Service," or "MMDS," and is referred to together as "MMDS" in this report. We own the basic trading area ("BTA") authorization, or otherwise license or lease MMDS spectrum, in 94 markets covering an estimated 9.4 million total households, including four markets covering an estimated 708,000 total households for which we have entered into a definitive agreement or letter of intent to acquire.

         Our business strategy is to become a leading provider of broadband wireless services using our high-capacity radio spectrum in our markets. We currently provide always-on, high-speed wireless Internet access service under temporary developmental FCC licenses to over 235 accounts serving an estimated 1,850 end users in Austin and Sherman-Denison, Texas, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Our service offerings include Internet access from 256 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard telephone lines. Through a national independent contractor, we also provide value-added services such as technical support, e-mail, Web hosting and design, domain name registration and domain name and maintenance changes.

         In February 2000, we announced a strategic alliance and agreement with Cisco Systems, Inc. ("Cisco"), to pursue testing and deployment of broadband wireless services using VOFDM technology on a Cisco Powered Network(R). The agreement includes two field trials to be completed in Austin and Amarillo, Texas between September 2000 and the end of 2000. We plan to receive initial results from the Austin field trial by the end of August 2000. We expect to launch at least 20 total markets by the end of 2001.

         Historically, we have used our spectrum to provide wireless subscription television services. We presently have wireless subscription television transmission facilities constructed and operating in 58 markets in nine states. At July 31, 2000, we had approximately 117,000 wireless subscription television customers, including approximately 109,000 customers who subscribed only to programming service provided over our MMDS spectrum, and 8,000 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV programming service sold by us. In addition, at July 31, 2000, there were approximately 17,000 customers who received only DIRECTV programming sold by us.

         Our business strategy contemplates a decline in revenues, wireless subscription television subscribers and earnings before interest, taxes, depreciation and amortization and non-recurring items ("EBITDA") in 2000 and beyond, as we allocate more of our spectrum and other resources to develop and expand our broadband wireless Internet access and other broadband wireless Internet protocol ("IP")-based businesses.

         In connection with the FCC's rules on MMDS two-way communications services, the FCC has announced a one-week "filing window" for applications for two-way authorizations from August 14, 2000, to August 18, 2000. We intend to file two-way applications for a number of our markets in this filing window, including Austin and Sherman-Denison. All such applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in our markets and neighboring markets. All complete applications that have not been opposed within 120 days after the close of the filing window will be granted. Although we believe we will be able to file for and receive two-way authorizations to replace our developmental authorizations in Austin and Sherman-Denison, there can be no assurance that we will receive such authorizations in these or other markets.

         Cisco Systems and Cisco Powered Network are trademarks of Cisco Systems, Inc. DIRECTV is a registered trademark of DIRECTV, Inc., a subsidiary of the Hughes Electronics unit of General Motors Corporation.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

         As a result of the application of Fresh Start Reporting, in connection with our Plan of Reorganization (the "Plan") that became effective April 1, 1999 (the "Effective Date"), financial information in the accompanying unaudited condensed consolidated financial statements for the period from the Effective Date to June 30, 1999, and the three and six months ended June 30, 2000 (collectively, the "Successor Period"), is presented on a different basis than the financial information for the period from January 1, 1999, to the Effective Date (the "Predecessor Period"). Accordingly, such information is not comparable. However, for purposes of comparison discussions in this report, references to the three months ended June 30, 1999, represent the period from the Effective Date through June 30, 1999, and references to the six months ended June 30, 1999, represent the combined amounts for the period of January 1, 1999, through the Effective Date and the period from the Effective Date through June 30, 1999.

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless subscription television subscribers for basic programming, premium programming, equipment rental and other miscellaneous fees, revenue from our agency relationships with DIRECTV and its distributors, as well as fees generated from start-up Internet operations in Austin and Sherman-Denison, Texas. Our revenues for the second quarter of 2000 were $15.8 million, compared to $17.3 million for the second quarter of 1999. Revenues for the six months ended June 30, 2000, were $32.1 million, compared to $35.7 million for the same period last year. The average number of wireless subscription television subscribers for the three months ended June 30, 2000, was 123,983 compared to 149,264 for the same period of 1999. For the six months ended June 30, 2000, the average number of subscribers was 127,190 compared to 152,415 for the six months ended June 30, 1999. In addition, during the three and six months ended June 30, 2000, we had 16,531 and 15,299 average subscribers, respectively, who received only DIRECTV programming sold by us. As of January 1, 2000, we do not include these customers in our reported wireless subscription television subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber. Prior year calculations have been revised to conform with this presentation.

         The decline in revenues over the periods presented resulted primarily from fewer total wireless subscription television subscribers as we continued to shift our principal focus from providing wireless subscription television services to developing and expanding our broadband wireless IP-based services. Other factors contributing to a loss in subscribers over the periods presented were decreased marketing of MMDS subscription television services, overall increased competition for cable television services, and a loss of subscribers in Austin in the second quarter of 1999, which resulted from a technology conversion that caused some existing subscribers to fall outside of the coverage range of the new technology. We no longer offer programming provided solely over MMDS frequencies in seven of our markets as we prepare to reallocate the use of spectrum in these markets for two-way broadband wireless services, although we continue to offer MMDS and DIRECTV programming in combination with one another in these markets.

         Recurring average revenue per subscriber was $35.63 and $35.48 for the three and six months ended June 30, 2000, respectively, compared to $35.10 and $35.14 for the same periods last year. Internet service revenues for the three and six months ended June 30, 2000, were not material.

         System Operations Expense. Systems operations expense includes programming costs, channel lease payments, labor and overhead relating to service calls and churn, transmitter site and tower rentals, certain repairs and maintenance expenditures and Internet service costs. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. Systems operations expense was $7.4 million, or 46.6% of revenues, for the second quarter of 2000, compared to $8.2 million, or 47.4% of revenues, for the same period in 1999. For the six months ended June 30, 2000, systems operations expense was $14.7 million, or 45.6% of revenues, compared to $16.8 million, or 47% of revenues, for the comparable prior year period. System operations expense decreased over both periods primarily due to lower programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. Average monthly churn was 3.1% and 2.9% for the quarter and six months ended June 30, 2000, respectively, compared to 2.9% and 2.8% for the same periods last year.

         Selling, General and Administrative (SG&A) Expense. SG&A expense for the second quarter of 2000 was $8.5 million, or 53.7% of revenues, compared to $8.9 million, or 51.2% of revenues, for the same period last year. For the six months ended June 30, 2000, SG&A expense was $16.5 million, or 51.5% of revenues, compared to $18.0 million, or 50.4% of revenues, for the same period last year. The decrease in SG&A expense over the periods presented was primarily due to savings from consolidation of certain offices and management in our video markets, and lower bad debt expense due to improved collections. This decrease was partially offset by increased costs to improve service at our customer care center and increased expenditures related to the testing and deployment of broadband wireless services using Cisco technology. SG&A costs related to the anticipated launch of broadband wireless Internet access and other IP-based services, including costs related to our two operating Internet markets in Austin and Sherman-Denison, Texas, and allocable corporate overhead, were $874,000 and $1.6 million for the quarter and six months ended June 30, 2000, compared to $700,000 and $870,000 for the same prior year periods.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and other intangibles. Our policy is to capitalize the excess of direct costs of subscriber installations over installation fees in our subscription television business. These direct costs include reception materials and equipment on subscriber premises and installation labor and overhead. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheets. Depreciation and amortization expense was $7.3 million and $14.3 million for the three and six months ended June 30, 2000, respectively, compared to $5.8 million and $11.9 million for the same periods last year. The increase in expense over the periods presented is primarily due to increased depreciation on DIRECTV subscriber equipment resulting from more DIRECTV subscribers, and increased depreciation on the excess of direct subscriber installation costs over installation fees. Prior year depreciation on these assets had decreased due to a write-down in September 1998 of certain long-lived assets, in accordance with Statement of Financial Accounting Standards ("FAS") No. 121.

         Operating Loss. We generated operating losses of $7.4 million and $13.4 million for the three and six months ended June 30, 2000, respectively, compared to $5.5 million and $10.9 million for the three and six months ended June 30, 1999, respectively. The increased losses during the periods presented were primarily due to lower wireless subscription television revenues, increased costs to improve service at our customer care center, additional expenditures related to testing and deployment of fixed wireless broadband services, and increased depreciation on DIRECTV subscriber equipment and subscriber installation costs. These cost increases were partially offset by lower programming expense, savings from consolidation of certain offices and management in our video markets, and lower bad debt expense.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation and amortization and non-recurring items, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a negative $44,000 and a positive $938,000 for the three and six months ended June 30, 2000, compared to a positive $234,000 and $945,000 for the same periods in 1999. The decrease in EBITDA during the current quarter is primarily due to decreased subscription television revenues resulting from fewer subscribers as we continue to shift our principal focus to developing and expanding our wireless broadband IP-based services, and from start-up costs related to our planned deployment of wireless broadband Internet operations.

         Interest Income. Interest income was $498,000 and $993,000 for the three and six months ended June 30, 2000, respectively, compared to $368,000 and $791,000 for the same periods last year. The increase in interest income for the periods presented was due to higher earnings during the current year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $346,000 and $700,000 for the three and six months ended June 30, 2000, respectively, compared to $309,000 and $630,000 for the three and six months ended June 30, 1999, respectively. Interest expense increased slightly in 2000 because of higher debt balances related to capital lease obligations incurred in connection with the leaseback of 33 tower sites that were sold during the fourth quarter of 1999 and the first six months of 2000.

         Other Income/Expense. During the first quarter of 2000, we received $3.8 million in exchange for our equity interest in Wireless One, Inc. ("Wireless One"), which announced confirmation of its plan of reorganization in November 1999. The entire amount received was recognized as other income, as our investment balance had been reduced to zero during 1997 as a result of Wireless One losses. Other income during the prior year includes cash settlements from certain litigation matters.

         Reorganization Costs. During the six months ended June 30, 1999, we incurred $2.5 million in expenses related to our reorganization under Chapter
11. These costs were for financial and legal advisors, accountants and administrative costs. There were no reorganization costs in the current year.

         Net Loss. We have recorded net losses since our inception. Net loss for the quarter and six months ended June 30, 2000, was $7.1 million ($0.70 per share) and $9.2 million ($0.91 per share), respectively, compared to $4.9 million ($0.49 per share) and $12.5 million for the quarter and six months ended June 30, 1999 (excluding an extraordinary gain on debt forgiveness of $174.0 million on the Effective Date, relating to the reorganization of the Company).

         The increase in net loss in the second quarter of 2000 compared to the same period in 1999 was primarily due to a decrease in revenues from our subscription television business discussed above. The improvement in year-to-date net loss resulted primarily from a nonrecurring gain of $3.8 million in the first quarter of 2000 on the exchange of our equity interest in Wireless One, Inc., and from no reorganization costs in the first six months of 2000 compared to $2.5 million in such costs for the same period last year, offset by decreased revenues from our subscription television business. Earnings per share information has not been presented for the Predecessor Period as the Company was reorganized on the Effective Date in connection with our Plan and, accordingly, per share amounts are not comparable between the Predecessor Period and Successor Period.

 LIQUIDITY AND CAPITAL RESOURCES

         The approval by the FCC of the use of MMDS spectrum for digital two-way communications services will allow us to use our spectrum to provide broadband wireless services such as high-speed Internet access, voice over IP ("VoIP") and/or fixed-wireless telecommunications services. The growth of our business by using our spectrum to provide two-way communications services will require substantial investment in capital expenditures for the development and launch of broadband wireless services.

         Cash provided by operations was $745,000 during the six months ended June 30, 2000, compared to $5.6 million for the same period of 1999. The decrease in cash provided by operations resulted primarily from lower wireless subscription television revenues due to fewer subscribers, partially offset by lower programming costs.

         Cash used in investing activities was $485,000 during the six months ended June 30, 2000, compared to $9.0 million for the six months ended June 30, 1999. Cash used in investing activities decreased in the first six months of 2000 compared to the prior year primarily due to $3.8 million received in the first quarter of 2000 from the exchange of our equity interest in Wireless One. In addition, we had lower expenditures for systems and equipment related to our subscription television business, somewhat offset by higher expenditures for engineering, legal, site acquisition and other costs related to the preparation of FCC applications necessary to expand our broadband wireless operations to two-way communications services.

         Cash used in financing activities was $252,000 during the six months ended June 30, 2000, compared to $551,000 during the comparable period in 1999. Cash used in financing activities in the current year included principal payments on our BTA debt and capital leases related to the sale and leaseback of 33 of our towers. This was partially offset by $618,000 in cash proceeds received from the exercise of employee stock options. Cash used in the first six months of 1999 was for principal payments on our BTA debt, capital lease obligations and other notes payable, several of which have been fully repaid, offset by proceeds from stock option exercises.

         At July 31, 2000, we had approximately $28.1 million of unrestricted cash and cash equivalents and $650,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors. The $399,000 of restricted cash represents bank certificates of deposit pledged as collateral for long-term operating leases and are, therefore, considered non-current and included in other assets on the accompanying condensed consolidated balance sheets.

FUTURE CASH REQUIREMENTS

         Our goal is to become a leading provider of broadband wireless services in our markets. To implement this strategy, we plan to (1) offer high-speed Internet access service to medium-sized and small businesses in at least 20 markets by the end of 2001, (2) increase our geographic scope for broadband wireless services by acquisitions or business combinations and (3) offer telephony services, including VoIP and/or fixed-wireless telecommunications services.

         We estimate that a launch of a new broadband wireless network system providing high-speed Internet access in a typical market will involve an initial expenditure of approximately $500,000 to $900,000 for network equipment, depending upon the system design and type and sophistication of the equipment. In addition, we estimate that the acquisition and installation of each new Internet subscriber will cost between $1,500 and $1,800 depending upon the type of customer. This includes charges for equipment, labor, overhead and direct commissions. This may be offset partially by installation and other up-front fees. Other launch costs include the cost of securing adequate space for marketing facilities in markets not previously operating a wireless subscription television business, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

         Although we do not expect to generate sufficient cash flow to fully implement our long-term business strategy without additional capital or financing, we currently expect that cash on hand and cash generated from operations, plus equipment financing under our strategic alliance with Cisco, will be sufficient to fund operations and capital requirements through at least the second quarter of 2001.

         We may seek additional capital or financing in 2000 if we accelerate our business strategy and/or Internet market build-out schedule, consummate any significant acquisitions or alliances, determine that market conditions are appropriate for such financing, or our current operating assumptions prove to be inaccurate. In any event, we likely will seek additional capital or financing before the end of 2001 to implement our long-term business strategy. Options include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing and sales of assets. We cannot provide assurance that such financing will be available in a timely manner and on satisfactory terms.

COMMITMENTS AND CONTINGENCIES

         Certain former directors and officers of the Company, to whom we may have indemnity obligations, are defendants in one purported class action securities lawsuit. This action alleges, among other things, various violations of state securities laws. A second securities lawsuit against former directors and officers of the Company was dismissed in June 2000 by the U.S. District Court for the Northern District of Texas, although the Company has received notice that the plaintiffs in this case intend to appeal the District Court's decision. In addition, we are a party to three purported class action lawsuits alleging that we overcharged our customers for administrative late fees. We intend to vigorously defend the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while we do not expect such an adverse outcome, we believe that an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the consolidated financial condition, results of operations and/or cash flows of the Company. In September 1999, two former stockholders of Heartland Wireless Communications, Inc. filed a motion in U.S. Bankruptcy Court to revoke the order confirming our Plan which became effective in April 1999. We intend to vigorously oppose the motion, and it is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan.

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

INFLATION

         We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase prices, if necessary, to keep pace with inflationary increases in costs.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 1998 the Financial Accounting Standards Board ("FASB") issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), which was amended by FAS No. 137 issued in July 1999 and FAS No. 138 issued in June 2000. FAS No. 137 delayed the effective date of FAS No.
133. FAS No. 133 is now effective for all interim and annual periods of the Company commencing December 1, 2000. Given the Company's current and anticipated derivative activities, management does not believe the adoption of FAS No. 133 should have a material effect on the Company's consolidated financial condition or results of operations.

         FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44") in March 2000. Among other issues, this interpretation clarifies the definition of an employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the Company's consolidated financial condition or results of operations upon adoption.

RECENT EVENTS

         In June 2000, we entered into a letter of intent to acquire substantially all of the MMDS broadband wireless assets in the greater Lexington, Kentucky area for $5.4 million in common stock, assumption of BTA debt and cash. This market covers over 245,000 estimated total households. The transaction is subject to customary closing conditions, including completion of due diligence and definitive agreements, and receipt of all required regulatory approvals. We expect to close this transaction in the fourth quarter of 2000 or first quarter of 2001.

         In addition, in May 2000, we executed a definitive agreement in a previously disclosed transaction to acquire all of the MMDS broadband wireless assets in the greater Rockford, Illinois area for $6.0 million in common stock and the assumption of BTA debt. This market is contiguous with our existing BTAs in central Illinois, and covers over 250,000 estimated total households. The transaction is subject to customary closing conditions, including completion of due diligence and receipt of all required regulatory approvals. We expect to close this transaction in the third quarter of 2000.

         In the second quarter of 2000, we closed the sale of two tower sites to SBA Towers, Inc. for approximately $400,000 in connection with a previously disclosed sale and leaseback transaction. We have extended the deadline for closing the one remaining tower site in this transaction to August 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in marketable securities (which consist of commercial paper). At June 30, 2000, our marketable securities were recorded at a fair value of approximately $650,000, with an overall weighted average return of approximately 6% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (8.3% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of June 30, 2000. The fair value of our long-term debt at June 30, 2000, is estimated to be $15.8 million based on the overall rate of the long-term debt of 10% and an overall maturity of seven years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

'


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are involved in certain legal proceedings as described in note 7 of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report, which discussion is incorporated herein by reference. For additional information regarding these proceedings, see "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K (as amended by Form 10-K/A) for 1999, and "Part II, Item 1 - Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. We also are a party, from time to time, to routine litigation incident to our business. We do not believe that any other pending litigation matter will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 30, 2000, we issued to Kevin Ketelson, as the owner of a Multipoint Distribution Service license in Des Moines, Iowa, 2,000 shares of our common stock in partial consideration for the purchase of this license. These shares were issued pursuant to Regulation D of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 9, 2000, for the purpose of electing a board of directors, ratifying the appointment of independent auditors and transacting other business as outlined below. Proxies for the meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors' solicitations.

         All of the nominees for directors as listed in the Proxy Statement dated April 11, 2000, were elected with the following vote:


                               Shares Voted "For"              Shares "Withheld"               Broker Non-Votes
                               ------------------              ----------------                ----------------
Carroll D. McHenry                 9,934,002                         44,181                           -0-
Richard B. Gold                    9,935,183                         43,000                           -0-
Terry S. Parker                    9,935,183                         43,000                           -0-
Neil S. Subin                      9,935,183                         43,000                           -0-
R. Ted Weschler                    9,935,183                         43,000                           -0-

         The appointment of KPMG LLP as independent auditors was ratified by the following vote:

   Shares Voted "For"         Shares Voted "Against"         Shares Abstaining              Broker Non-Votes
 ----------------------      -----------------------         -------------------           ------------------
       9,974,203                       630                         3,350                           -0-

         The proposal to amend the Company's First Amended and Restated 1999 Share Incentive Plan to (i) increase the maximum number of shares of common stock that may be issued under the plan from 900,000 to 1,300,000 and (ii) permit the grant of nonqualified stock options with an exercise price less than 100% of the fair market value of a share of common stock on the date of grant, was approved by the following vote:

   Shares Voted "For"         Shares Voted "Against"         Shares Abstaining              Broker Non-Votes
 ----------------------      -----------------------         -------------------           ------------------
       9,757,768                     217,265                       3,150                           -0-

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

              3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

              *10.1 Nonqualified Stock Option Agreement between the Company and Russell A. Wiseman dated as of April 3, 2000.

              *10.2 First Amendment to the Nucentrix Broadband Networks, Inc. First Amended and Restated 1999 Share Incentive Plan.

              *27    Financial Data Schedule (EDGAR filing only).

----------

*Filed herewith.

       (b)    REPORTS ON FORM 8-K

              None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 2000      NUCENTRIX BROADBAND NETWORKS, INC.



                             By: /s/ CARROLL D. MCHENRY
                                 -------------------------------------------
                                 Carroll D. McHenry
                                 Chairman of the Board, President, Chief
                                 Executive Officer and
                                 Acting Chief Financial Officer
                                 (Principal Executive Officer and
                                 Principal Financial Officer)

                                Index to Exhibits
                                -----------------


Exhibit
Number            Description
--------          -----------

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

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

*10.1             Nonqualified Stock Option Agreement between the Company and
                  Russell A. Wiseman dated as of April 3, 2000.

*10.2             First Amendment to the Nucentrix Broadband Networks, Inc.
                  First Amended and Restated 1999 Share Incentive Plan.

*27               Financial Data Schedule (EDGAR filing only).

----------
*Filed herewith