Form 10-Q
period 2000-09-30
NUCENTRIX BROADBAND NETWORKS INC
filed 2000-11-14
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  ----------------


                      Commission file number    0-23694
                                            --------------

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

         Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                             Shares Outstanding
                    Class                                  as of October 31, 2000
                    -----                                  ----------------------

             Common Stock, $.001 par value                      10,288,935

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                         2000            1999
                                                                    -------------    ------------
                                                                      (UNAUDITED)
Current assets:
        Cash and cash equivalents ................................. $    26,217      $    28,932
        Restricted assets - investment in debt securities .........         251              251
        Subscriber receivables, net of allowance for
          doubtful accounts of $244 and $407, respectively ........         991            1,342
        Other receivables .........................................         835              934
        Prepaid expenses and other ................................       1,514            1,228
                                                                    -----------      -----------
                   Total current assets ...........................      29,808           32,687

Systems and equipment, net ........................................      45,479           55,993
License and leased license investment, net ........................      70,945           73,310
Note and lease receivables ........................................       2,849            3,212
Other assets, net .................................................       3,546            3,609
                                                                    -----------      -----------
                   Total assets ................................... $   152,627      $   168,811
                                                                    ===========      ===========

Current liabilities:
        Accounts payable and accrued expenses ..................... $    17,505      $    18,579
        Current portion of long-term debt .........................       1,972            1,845
                                                                    -----------      -----------
                   Total current liabilities ......................      19,477           20,424
                                                                    -----------      -----------

Long-term debt, less current portion ..............................      13,454           14,671
Other long-term liabilities .......................................       3,610            3,671
Commitments and contingencies (note 7)

Stockholders' equity:
        Preferred stock, $.01 par value; 15,000,000 shares
              authorized; none issued .............................          --               --
             Common stock, $.001 par value; 30,000,000 shares
             authorized, 10,228,735 and 10,099,717 shares
             outstanding at September 30, 2000, and
             December 31,1999, respectively .......................          10               10
        Additional paid-in capital ................................     148,939          147,279
        Accumulated deficit .......................................     (32,863)         (17,244)
                                                                    -----------      -----------
                   Total stockholders' equity .....................     116,086          130,045
                                                                    -----------      -----------

                   Total liabilities and stockholders' equity ..... $   152,627      $   168,811
                                                                    ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                       NUCENTRIX BROADBAND NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                               SUCCESSOR
                                                                (NOTE 2)
                                                ----------------------------------------
                                                       THREE                THREE
                                                   MONTHS ENDED          MONTHS ENDED
                                                SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                ------------------    ------------------

Revenues ....................................   $           14,697    $           17,592

Operating expenses:
     System operations ......................                6,984                 8,042
     Selling, general and administrative ....                8,655                 8,394
     Depreciation and amortization ..........                6,508                 6,467
                                                ------------------    ------------------
        Total operating expenses ............               22,147                22,903

        Operating loss ......................               (7,450)               (5,311)

Other income (expense):
     Interest income ........................                  519                   376
     Interest expense .......................                 (339)                 (272)
     Other income (expense), net ............                  824                  (179)
                                                ------------------    ------------------
        Total other income (expense) ........                1,004                   (75)
                                                ------------------    ------------------

        Loss before reorganization costs
          and extraordinary item ............               (6,446)               (5,386)

Reorganization costs ........................                   --                  (459)
                                                ------------------    ------------------
     Loss before extraordinary item .........               (6,446)               (5,845)
Extraordinary item:
     Gain on debt forgiveness ...............                   --                    --
                                                ------------------    ------------------
Net income (loss) ...........................   $           (6,446)   $           (5,845)
                                                ==================    ==================

Net loss per common share -
      basic and diluted .....................   $            (0.63)   $            (0.58)
                                                ==================    ==================

Weighted average shares outstanding -
basic and diluted ...........................               10,185                10,060
                                                ==================    ==================




                                                                  SUCCESSOR               PREDECESSOR
                                                                   (NOTE 2)                (NOTE 2)
                                             ---------------------------------------  ------------------
                                               NINE MONTHS           PERIOD FROM          PERIOD FROM
                                                  ENDED            EFFECTIVE DATE TO    JANUARY 1, 1999,
                                             SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   TO EFFECTIVE DATE
                                             ------------------   ------------------  ------------------

Revenues ....................................$           46,838   $           34,865  $           18,466

Operating expenses:
     System operations ......................            21,645               16,229               8,599
     Selling, general and administrative ....            25,197               17,246               9,156
     Depreciation and amortization ..........            20,821               12,249               6,104
                                             ------------------   ------------------  ------------------
        Total operating expenses ............            67,663               45,724              23,859

        Operating loss ......................           (20,825)             (10,859)             (5,393)

Other income (expense):
     Interest income ........................             1,512                  744                 423
     Interest expense .......................            (1,039)                (581)               (321)
     Other income (expense), net ............             4,733                  521                   2
                                             ------------------   ------------------  ------------------
        Total other income (expense) ........             5,206                  684                 104
                                             ------------------   ------------------  ------------------

        Loss before reorganization costs
          and extraordinary item ............           (15,619)             (10,175)             (5,289)

Reorganization costs ........................                --                 (602)             (2,311)
                                             ------------------   ------------------  ------------------
     Loss before extraordinary item .........           (15,619)             (10,777)             (7,600)
Extraordinary item:
     Gain on debt forgiveness ...............                --                   --             173,783
                                             ------------------   ------------------  ------------------
Net income (loss) ...........................$          (15,619)  $          (10,777) $          166,183
                                             ==================   ==================  ==================

Net loss per common share -
      basic and diluted .....................$            (1.54)  $            (1.07)                N/A
                                             ==================   ==================  ==================

Weighted average shares outstanding -
basic and diluted ...........................            10,150               10,035                 N/A
                                             ==================   ==================  ==================

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                            SUCCESSOR                             PREDECESSOR
                                                                             (NOTE 2)                               (NOTE 2)
                                                               ------------------------------------------      ------------------
                                                                                          PERIOD FROM            PERIOD FROM
                                                               NINE MONTHS ENDED       EFFECTIVE DATE TO       JANUARY 1, 1999,
                                                               SEPTEMBER 30, 2000      SEPTEMBER 30, 1999      TO EFFECTIVE DATE
                                                               ------------------      ------------------      ------------------

Cash flows from operating activities:
     Net income (loss) ...................................     $          (15,619)     $          (10,777)     $          166,183
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
          Gain on forgiveness of debt ....................                     --                      --                (173,783)
          Non-cash stock compensation ....................                    112                      --                      --
          Depreciation and amortization ..................                 20,821                  12,249                   6,104
          Gain on sale of assets .........................                 (4,846)                     --                      --
          Changes in assets and liabilities:
             Restricted cash .............................                     --                     385                      --
             Subscriber and other receivables ............                    450                     624                    (954)
             Prepaid expenses and other ..................                    272                     123                    (158)
             Accounts payable, accrued expenses and
             other liabilities ...........................                 (1,240)                  1,248                   5,057
                                                               ------------------      ------------------      ------------------
                Net cash provided by (used in)
                operating activities .....................                    (50)                  3,852                   2,449
                                                               ------------------      ------------------      ------------------
Cash flows from investing activities:
     Proceeds from sale of assets ........................                  5,330                      --                      --
     Purchases of systems and equipment ..................                 (5,787)                 (7,715)                 (5,081)
     Expenditures for licenses and leased licenses .......                 (2,749)                    (46)                    (16)
     Proceeds from note receivable .......................                    363                     158                     138
                                                               ------------------      ------------------      ------------------
                Net cash used in investing
                activities ...............................                 (2,843)                 (7,603)                 (4,959)
                                                               ------------------      ------------------      ------------------
Cash flows from financing activities:
     Payments on short-term borrowings and notes
     payable .............................................                   (227)                   (224)                   (241)
     Payments on long-term debt ..........................                 (1,097)                   (717)                   (335)
     Proceeds from exercise of stock options .............                  1,502                   1,056                      --
                                                               ------------------      ------------------      ------------------
                Net cash provided by (used in)
                financing activities .....................                    178                     115                    (576)
                                                               ------------------      ------------------      ------------------
Net decrease in cash and cash equivalents ................                 (2,715)                 (3,636)                 (3,086)
Cash and cash equivalents at beginning of period .........                 28,932                  27,590                  30,676
                                                               ------------------      ------------------      ------------------
Cash and cash equivalents at end of period ...............     $           26,217      $           23,954      $           27,590
                                                               ==================      ==================      ==================
Cash paid for interest ...................................     $            1,022      $              503      $              391
                                                               ==================      ==================      ==================
Cash paid for reorganization costs .......................     $              535      $              820      $            2,311
                                                               ==================      ==================      ==================

Non-cash activities:
     Capital leases and other ............................     $              294                      --                      --
                                                               ==================      ==================      ==================
     Common stock issued for channel license .............     $               45                      --                      --
                                                               ==================      ==================      ==================





     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(1)      Description of Business

         Nucentrix Broadband Networks, Inc. (the "Company") provides broadband wireless services in medium and small markets across Texas and the Midwestern United States. The Company controls up to 196 megahertz ("MHz") of radio spectrum in the 2.1 gigahertz ("GHz") and 2.5 - 2.7 GHz band licensed by the Federal Communications Commission ("FCC") in 94 markets (including four markets for which the Company has entered into a definitive agreement or letter of intent to acquire). This spectrum commonly is referred to as Multipoint Distribution Service or "MDS," Multichannel Multipoint Distribution Service or "MMDS" and Instructional Television Fixed Service or "ITFS." The Company currently provides high-speed wireless Internet access service under temporary developmental FCC licenses in two markets.

         At October 31, 2000, the Company provided wireless subscription television service in 58 markets, including an offering of up to 185 digital channels from DIRECTV, Inc. and its distributors in over 50 markets.

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

         As a result of the application of Fresh Start Reporting and the reorganization of the Company on the Effective Date, financial information in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2000, and for the period from the Effective Date to September 30, 1999 (collectively, the "Successor Period"), is presented on a different basis than the financial information for the period from January 1, 1999, to the Effective Date (the "Predecessor Period"). Accordingly, such information is not comparable.

         Federal tax law requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to permanently reduce federal tax attributes. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock. Management has elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in the tax basis of depreciable assets was approximately $96 million, leaving approximately $143 million in remaining basis in depreciable assets. The amount of reduction in net operating loss carryforwards was approximately $78 million, leaving approximately $233 million in remaining net operating loss carryforwards.

(3)      Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company anticipates that additional capital will be required to fully implement its long-term business strategy. The Company currently expects that, based on existing Internet deployment plans, cash on hand, cash generated from operations and equipment financing from Cisco Systems, Inc. ("Cisco"), will be sufficient to fund operations through the second quarter of 2001. The Company currently estimates that it will require an additional $15 million to $25 million in cash to fund its business plan through the end of 2001. The Company may seek additional capital if it accelerates its business strategy or Internet build-out schedule, consummates any significant acquisitions or alliances, determines that market conditions are appropriate for such financing or determines that its current operating assumptions require revision.

         Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. The Company can provide no assurance that such financing will be available in a timely manner or on satisfactory terms. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that allows the Company to continue to operate in the normal course of business at least through the fourth quarter of 2001. More specifically, this plan would include delaying, reducing or eliminating the launch of new broadband wireless Internet systems, reducing or eliminating new video subscriber installations and related marketing expenditures, and reducing or eliminating other discretionary expenditures.

(4)      Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

(5)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the three and nine months ended September 30, 2000, and the period from January 1, 1999, to the Effective Date and from the Effective Date to September 30, 1999. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 1999 audited consolidated financial statements of the Company included in the Company's 1999 Form 10-K (as amended by Form 10-K/A).

(6)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Options to purchase 736,200 shares and warrants to purchase 825,000 shares of the Company's common stock issued and outstanding at September 30, 2000, have not been included in the calculation of diluted loss per share because their effects are antidilutive. Earnings per share information has not been presented for the Predecessor Period as the Company was reorganized on the Effective Date in connection with the Plan and, accordingly, per share amounts are not comparable between the Predecessor Period and the Successor Period.

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

         Certain former officers and directors of the Company, to whom the Company also may have indemnity obligations, were defendants in a federal securities action styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D), in U.S. District Court for the Northern District of Texas. In June 2000, the court dismissed the plaintiffs' claims in this matter, with prejudice. In July 2000, the Company received notice that the plaintiffs intended to appeal the District Court's decision to the U.S. Circuit Court of Appeals for the Fifth Circuit.

         The Company also is a party to four purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees in violation of various states' laws. The most recent such lawsuit, filed against the Company in State District Court in Patricio County, Texas, in September 2000, is styled Ortiz, et al. v. Nucentrix Broadband Networks, Inc. (S-00-5731-CV-B). The plaintiff in the Ortiz action is represented by the same counsel who has filed similar lawsuits against the Company in Brooks, Nueces and Duval Counties, Texas. The Ortiz action alleges that the Company's administrative late fees are unenforceable and usurious. The plaintiff seeks to represent a class consisting of all persons who have entered into a contract to receive subscription television services from the Company or paid the Company an administrative late fee since December 4, 1998. The plaintiff in Ortiz seeks (1) a declaration that the administrative late fees charged by the Company are usurious and unenforceable and that these late fees should be returned to the purported class, (2) an injunction prohibiting the Company from charging more than the maximum legal interest rate, and (3) recovery of statutory penalties and interest, attorneys' fees, prejudgment and post-judgment interest and costs.

         The Company, certain former directors and officers of the Company to whom the Company may have indemnity obligations, certain subsidiaries of the Company, and other parties are defendants in a purported civil class action lawsuit filed in October 2000 and alleging violation of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). This case is styled Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134), and is pending in U.S. District Court for the Southern District of Texas, Laredo Division. The plaintiff in the Nolen action is represented by the same counsel who filed the state court lawsuits described in the preceding paragraph. The Nolen action alleges that the Company and other defendants together caused the collection of an unlawful debt comprised of a service fee for subscription television services and an administrative late fee, in violation of RICO. The plaintiff seeks to represent a class consisting of all persons from whom any of the defendants has collected a late fee. The plaintiff in Nolen seeks disgorgement and payment of unspecified restitution to members of the purported class, as well as treble damages, attorneys' fees, interest and costs.

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

         The Company has entered into a Memorandum of Agreement with Cisco. Under the agreement with Cisco, the Company is obligated to purchase at least $13.0 million in base station and customer premises equipment from Cisco through the end of 2001, subject to Cisco meeting certain equipment test trial and other conditions. As part of its strategic alliance with the Company, Cisco has offered a financing facility of up to $16.25 million for the purchase of such equipment and related deployment costs.

(8)      Segment Reporting

         Historically the Company has been considered to have a single reportable segment: the distribution of subscription television services. However, based on the Company's current business strategy to become a leading provider of broadband wireless services in its markets, and its plans to provide broadband wireless Internet access in approximately 10 to 20 of its markets by the end of 2001, the Company expects to be comprised of two reportable segments by the end of 2000:
         (i) distribution of subscription television services and (ii) delivery of IP-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization and nonrecurring items. Information regarding operating segments as of and for the quarter and nine months ended September 30, 2000, and September 30, 1999, is presented in the following tables. For comparison purposes, references to the nine months ended September 30, 1999, represent the combined amounts for the period of January 1, 1999, through the Effective Date and the period from the Effective Date through September 30, 1999.



                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)

                                                REVENUES         INTERSEGMENT
                                              FROM EXTERNAL        REVENUE
                                                CUSTOMERS          (EXPENSE)            EBITDA
                                             --------------     --------------      --------------

THREE MONTHS ENDED
SEPTEMBER 30, 2000
Subscription television services
   segment                                   $       14,587     $       (1,032)     $        2,824
IP-based services segment                               110              1,032              (3,263)
Other                                                    --                 --                (503)
                                             --------------     --------------      --------------
Total                                        $       14,697     $           --      $         (942)
                                             ==============     ==============      ==============

THREE MONTHS ENDED
SEPTEMBER 30, 1999
Subscription television services
   segment                                   $       17,565     $       (1,278)     $        2,848
IP-based services segment                                27              1,278              (1,510)
Other                                                    --                 --                (182)
                                             --------------     --------------      --------------
Total                                        $       17,592     $           --      $        1,156
                                             ==============     ==============      ==============


                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                    REVENUES     INTERSEGMENT
                                  FROM EXTERNAL    REVENUE
                                    CUSTOMERS     (EXPENSE)       EBITDA
                                  -------------   ---------      --------

NINE MONTHS ENDED
SEPTEMBER 30, 2000
Subscription television services
  segment                            $ 46,547     $ (3,447)     $  7,410
IP-based services segment                 291        3,447        (6,376)
Other                                      --           --        (1,038)
                                     --------     --------      --------
Total                                $ 46,838     $     --      $     (4)
                                     ========     ========      ========
NINE MONTHS ENDED
SEPTEMBER 30, 1999
Subscription television services
   segment                           $ 53,292     $ (3,580)     $  7,168
IP-based services segment                  39        3,580        (3,132)
Other                                      --           --        (1,935)
                                     --------     --------      --------
Total                                $ 53,331     $     --      $  2,101
                                     ========     ========      ========




                                                       (IN THOUSANDS)
                                                        (UNAUDITED)

                                         THREE MONTHS                NINE MONTHS
                                       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                     ----------------------      ----------------------
                                       2000          1999          2000          1999
                                     --------      --------      --------      --------

EBITDA                               $   (942)     $  1,156      $     (4)        2,101
Depreciation and amortization          (6,508)       (6,467)      (20,821)      (18,353)
                                     --------      --------      --------      --------
Operating loss                         (7,450)       (5,311)      (20,825)      (16,252)
Interest income                           519           376         1,512         1,167
Interest expense                         (339)         (272)       (1,039)         (902)
Other income (expense), net               824          (179)        4,733           523
                                     --------      --------      --------      --------
Loss before reorganization costs
 and extraordinary item              $ (6,446)     $ (5,386)     $(15,619)     $(15,464)
                                     ========      ========      ========      ========





                                                           (IN THOUSANDS)
                                                            (UNAUDITED)

                                                          TOTAL ASSETS AT
                                                           SEPTEMBER 30,
                                                       ---------------------
                                                         2000          1999
                                                       --------     --------

Subscription television services segment               $ 43,570     $ 56,937
IP-based services segment                                78,325       82,787
Other
                                                         30,732       29,909
                                                       --------     --------
Total                                                  $152,627     $169,633
                                                       ========     ========

         Intersegment revenue (expense) represents a charge from the IP-based services segment to the subscription television services segment for the use of shared assets. The "other" category includes corporate expenses, other income and assets not considered part of the two primary operating segments.

         EBITDA is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another.

(9)      Exchange of Equity Interest in Wireless One, Inc.

         In July 2000, the Company exchanged 547,783 shares of common stock in Wireless One, Inc. ("Wireless One") for approximately $700,000, pursuant to Wireless One's plan of reorganization under Chapter 11 of the Bankruptcy Code. After this exchange, the Company retained no equity interest in Wireless One. Losses recorded in prior years for Wireless One reduced the Company's investment to zero. Accordingly, the proceeds have been classified as a gain on sale of assets and included in other income in the condensed consolidated statement of operations for the three months ended September 30, 2000.

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

FORWARD-LOOKING STATEMENTS

         This document contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue" and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Such statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions and uncertainties deemed relevant by management, including:

         o        business and economic conditions in our existing markets,

         o        competitive technologies, products and services,

         o regulatory and interference issues, including the ability to obtain and maintain Multipoint Distribution Service ("MDS") and Multichannel Multipoint Distribution Service ("MMDS") licenses and MDS/MMDS and Instructional Television Fixed Service ("ITFS") spectrum leases,

         o the outcome of regulatory proceedings relating to the allocation of additional spectrum in the United States for third generation, or "3G," mobile wireless services, as described in Item 5,

         o the capabilities of the technology platform we intend to use for broadband wireless services,

         o our ability to successfully and timely fund and build out our planned broadband wireless network,

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

OVERVIEW

         We provide broadband wireless Internet and wireless subscription television services using up to 196 megahertz ("MHz") of radio spectrum licensed by the FCC in the 2.1 gigahertz ("GHz") and 2.5 - 2.7 GHz range, primarily in medium and small markets across Texas and the Midwestern United States. This spectrum commonly is referred to as Multipoint Distribution Service or "MDS," Multichannel Multipoint Distribution Service or "MMDS" and Instructional Television Fixed Service or "ITFS." We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS/MMDS/ITFS spectrum, in 94 markets covering an estimated 9.4 million total households, including four markets covering an estimated 708,000 total households for which we have entered into a definitive agreement or letter of intent to acquire.

         Our business strategy is to become a leading provider of broadband wireless services using our high-capacity radio spectrum in our markets. We currently provide always-on, high-speed wireless Internet access service under temporary developmental FCC licenses to over 285 accounts serving an estimated 2,240 end users in Austin and Sherman-Denison, Texas, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Our service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through a national independent contractor, we also provide value-added services such as technical support, e-mail, Web hosting and design and domain name service.

         In February 2000, we announced a strategic alliance and agreement with Cisco Systems, Inc. ("Cisco"), to pursue testing and deployment of broadband wireless services using Vector Orthogonal Frequency Multiplexing, or "VOFDM" technology on a Cisco Powered Network(R). The agreement includes two field trials in Austin and Amarillo, Texas. We successfully completed the initial phase of the Austin field trial in August 2000, and expect to complete the Amarillo field trial in December 2000.

         In August 2000, we filed over 400 applications with the FCC to provide digital two-way communications services in 70 of our markets. All such applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in our markets and neighboring markets. All complete applications that have not been opposed within 120 days after the issuance of a public notice by the FCC on the two-way filings will be granted. We expect the FCC to issue the public notice in November 2000. Although we believe we will receive two-way authorizations to replace our developmental authorizations in Austin and Sherman-Denison, there can be no assurance that we will receive such authorizations in these or other markets.

         Historically, we have used our spectrum to provide wireless subscription television services. We presently have wireless subscription television transmission facilities constructed and operating in 58 markets in nine states. At October 31, 2000, we had approximately 112,260 wireless subscription television customers, including approximately 103,930 customers who subscribed only to programming service provided over our MDS/MMDS/ITFS spectrum, and 8,330 "combo" subscribers who subscribed to both our MDS/MMDS/ITFS programming service and to DIRECTV programming service sold by us. In addition, at October 31, 2000, there were approximately 19,950 customers who received only DIRECTV programming sold by us.

         Our business strategy contemplates a decline in wireless subscription television subscribers, revenues and earnings before interest, taxes, depreciation and amortization and nonrecurring items ("EBITDA") in 2000 and beyond, as we allocate more of our spectrum and other resources to develop and expand our broadband wireless Internet access and other broadband wireless Internet protocol ("IP")-based businesses.

         Cisco Systems and Cisco Powered Network are trademarks of Cisco Systems, Inc. DIRECTV is a registered trademark of DIRECTV, Inc., a subsidiary of the Hughes Electronics unit of General Motors Corporation.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         As a result of the application of Fresh Start Reporting, in connection with our Plan of Reorganization (the "Plan") that became effective April 1, 1999 (the "Effective Date"), financial information in the accompanying unaudited condensed consolidated financial statements for the period from the Effective Date to September 30, 1999, and the three and nine months ended September 30, 2000 (collectively, the "Successor Period"), is presented on a different basis than the financial information for the period from January 1, 1999, to the Effective Date (the "Predecessor Period"). Accordingly, such information is not comparable. However, for purposes of comparison discussions in this report, references to the nine months ended September 30, 1999, represent the combined amounts for the period of January 1, 1999, through the Effective Date and the period from the Effective Date through September 30, 1999.

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless subscription television subscribers for basic programming, premium programming, equipment rental and other miscellaneous fees, revenue from our agency relationships with DIRECTV and its distributors, as well as fees generated from start-up Internet operations in Austin and Sherman-Denison, Texas. Our revenues for the third quarter of 2000 were $14.7 million, compared to $17.6 million for the third quarter of 1999. Revenues for the nine months ended September 30, 2000, were $46.8 million, compared to $53.3 million for the same period last year. The average number of wireless subscription television subscribers for the three months ended September 30, 2000, was 116,699 compared to 142,274 for the same period of 1999. For the nine months ended September 30, 2000, the average number of subscribers was 123,708 compared to 149,022 for the nine months ended September 30, 1999. In addition, during the three and nine months ended September 30, 2000, we had 17,236 and 15,875 average subscribers, respectively, who received only DIRECTV programming sold by us. As of January 1, 2000, we do not include these customers in our reported wireless subscription television subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber. Prior year calculations have been revised to conform with this presentation.

         The decline in revenues over the periods presented resulted primarily from fewer total wireless subscription television subscribers as we continued to shift our principal focus from providing wireless subscription television services to developing and expanding our broadband wireless IP-based services. Other factors contributing to a loss in subscribers over the periods presented were decreased marketing of MDS/MMDS/ITFS subscription television services, overall increased competition for cable television services, and a loss of subscribers in Austin in the second quarter of 1999, which resulted from a subscription television technology conversion that caused some existing video subscribers to fall outside of the coverage range of the new technology. We no longer offer programming provided solely over MMDS frequencies in seven of our markets as we prepare to reallocate the use of spectrum in these markets for two-way broadband wireless services, although we continue to offer MDS/MMDS/ITFS and DIRECTV programming in combination with one another in these markets.

         Recurring average revenue per subscriber was $35.31 and $35.44 for the three and nine months ended September 30, 2000, respectively, compared to $35.66 and $35.38 for the same periods last year. Internet service revenues for the three and nine months ended September 30, 2000, were $110,000 and $291,000, respectively.

         System Operations Expense. System operations expense includes programming costs, channel lease payments, labor and overhead relating to service calls and churn, transmitter site and tower rentals, certain repairs and maintenance expenditures and Internet service costs. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. Systems operations expense was $7.0 million, or 47.5% of revenues, for the third quarter of 2000, compared to $8.0 million, or 45.7% of revenues, for the same period in 1999. For the nine months ended September 30, 2000, system operations expense was $21.6 million, or 46.2% of revenues, compared to $24.8 million, or 46.6% of revenues, for the comparable prior year period. System operations expense decreased over both periods primarily due to lower programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. System operations expense as a percent of revenue was higher for the three months ended September 30, 2000, compared to the same period last year, primarily due to higher costs under certain spectrum leases that were renegotiated in preparation for providing two-way broadband services. Average monthly churn was 3.0% and 2.9% for the quarter and nine months ended September 30, 2000, respectively, compared to 3.1% and 2.9% for the same periods last year.

         Selling, General and Administrative ("SG&A") Expense. SG&A expense for the third quarter of 2000 was $8.7 million, or 58.9% of revenues, compared to $8.4 million, or 47.7% of revenues, for the same period last year. For the nine months ended September 30, 2000, SG&A expense was $25.2 million, or 53.8% of revenues, compared to $26.4 million, or 49.5% of revenues, for the same period last year. Internet SG&A costs, which include (i) costs related to the launch of broadband wireless Internet access and other IP-based services, (ii) costs related to our two operating Internet markets in Austin and Sherman-Denison, Texas, and (iii) allocable corporate overhead, were $2.0 million and $3.6 million for the quarter and nine months ended September 30, 2000, compared to $661,000 and $1.5 million for the same prior year periods. The increase in Internet SG&A expense during the current year was primarily due to increased costs for technology trials and for building the field and corporate organizations to develop and support the Internet business, as well as an increase in the allocation to Internet of existing corporate resources. These increases, combined with increased costs to improve service at our customer care center, more than offset decreases due to savings from the consolidation of certain offices and management in our video markets, and lower bad debt expense due to improved collections.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of license and leased license investment and other intangibles. Our policy is to capitalize the excess of direct costs of subscriber installations over installation fees in our subscription television business. These direct costs include reception materials and equipment on subscriber premises and installation labor and overhead. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheets. Depreciation and amortization expense was $6.5 million and $20.8 million for the three and nine months ended September 30, 2000, respectively, compared to $6.5 million and $18.4 million for the same periods last year. The increase in expense over the periods presented is primarily due to increased depreciation on DIRECTV subscriber equipment resulting from more DIRECTV subscribers, and increased depreciation on the excess of direct subscriber installation costs over installation fees. Prior year depreciation on these assets had decreased due to a write-down in September 1998 of certain long-lived assets, in accordance with Statement of Financial Accounting Standards ("FAS") No. 121.

         Operating Loss. We generated operating losses of $7.5 million and $20.8 million for the three and nine months ended September 30, 2000, respectively, compared to $5.3 million and $16.3 million for the three and nine months ended September 30, 1999, respectively. The increased losses during the periods presented were primarily due to lower wireless subscription television revenues, increased costs to improve service at our customer care center, additional expenditures related to testing and deployment of fixed wireless broadband services, and increased depreciation on DIRECTV subscriber equipment and subscriber installation costs. These cost increases were partially offset by lower programming expense, savings from consolidation of certain offices and management in our video markets, and lower bad debt expense.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation and amortization and nonrecurring items, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a negative $942,000 and break-even for the three and nine months ended September 30, 2000, respectively, compared to a positive $1.2 million and $2.1 million for the same periods in 1999. The decrease in EBITDA during the current quarter and year to date period is primarily due to decreased subscription television revenues resulting from fewer subscribers as we continue to shift our principal focus to developing and expanding our wireless broadband IP-based services, and from start-up costs related to our deployment of wireless broadband Internet operations.

         Interest Income. Interest income was $519,000 and $1.5 million for the three and nine months ended September 30, 2000, respectively, compared to $376,000 and $1.2 million for the same periods last year. The increase in interest income for the periods presented was due to higher earnings during the current year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $339,000 and $1.0 million for the three and nine months ended September 30, 2000, respectively, compared to $272,000 and $902,000 for the three and nine months ended September 30, 1999, respectively. Interest expense increased slightly in 2000 because of higher debt balances related to capital lease obligations incurred in connection with the sale and leaseback of 34 tower sites that were sold during the fourth quarter of 1999 and the first nine months of 2000.

         Other Income/Expense. During the first and third quarters of 2000, we received $3.8 million and $723,000, respectively, in exchange for our equity interest in Wireless One, Inc. ("Wireless One"), which announced confirmation of its plan of reorganization in November 1999. The entire amount received was recognized as other income, as our investment balance had been reduced to zero during 1997 as a result of Wireless One losses. Other income during the prior year includes cash settlements from certain litigation matters.

         Reorganization Costs. During the nine months ended September 30, 1999, we incurred $2.9 million in expenses related to our reorganization under Chapter
11. These costs were for financial and legal advisors, accountants and administrative costs. There were no reorganization costs in the current year.

         Net Loss. We have recorded net losses since our inception. Net loss for the quarter and nine months ended

September 30, 2000, was $6.4 million ($0.63 per share) and $15.6 million ($1.54 per share), respectively, compared to $5.8 million ($0.58 per share) and $18.4 million for the quarter and nine months ended September 30, 1999 (excluding an extraordinary gain on debt forgiveness of $173.8 million on the Effective Date, relating to the reorganization of the Company).

         The increase in net loss in the third quarter of 2000 compared to the same period in 1999 was primarily due to a decrease in revenues from our subscription television business discussed above, offset by a nonrecurring gain of $723,000 in the third quarter of 2000 relating to the exchange of our equity interest in Wireless One. The improvement in year-to-date net loss resulted primarily from a nonrecurring gain of $4.5 million in the first nine months of 2000 on the Wireless One exchange, and from no reorganization costs in the first nine months of 2000 compared to $2.9 million in such costs for the same period last year, offset by decreased revenues from our subscription television business. Earnings per share information has not been presented for the Predecessor Period as the Company was reorganized on the Effective Date in connection with our Plan and, accordingly, per share amounts are not comparable between the Predecessor Period and Successor Period.

 LIQUIDITY AND CAPITAL RESOURCES

         The approval by the FCC of the use of MDS, MMDS and ITFS spectrum for digital two-way communications services will allow us to use our spectrum to provide broadband wireless services such as high-speed Internet access, voice over IP ("VoIP") and/or fixed-wireless telephony services. The growth of our business by using our spectrum to provide two-way communications services will require substantial investment in capital expenditures for the development and launch of broadband wireless services.

         Cash used in operations was $50,000 during the nine months ended September 30, 2000, compared to $6.3 million provided by operations for the same period of 1999. The decrease in cash provided by operations resulted primarily from current year recognition of deferred agency revenue received in the prior year from the Company's alliance with DIRECTV and its distributors and from payment of previously accrued reorganization costs.

         Cash used in investing activities was $2.8 million during the nine months ended September 30, 2000, compared to $12.6 million for the nine months ended September 30, 1999. Cash used in investing activities decreased in the current year primarily due to $4.5 million received in the first nine months of 2000 from the exchange of our equity interest in Wireless One. In addition, we had lower expenditures for systems and equipment related to our subscription television business, somewhat offset by higher expenditures for engineering, legal, site acquisition and other costs related to the preparation of FCC applications necessary to expand our broadband wireless operations to two-way communications services.

         Cash provided by financing activities was $178,000 during the nine months ended September 30, 2000, compared to cash used in financing activities of $461,000 during the comparable period in 1999. Cash used by financing activities in the current year included principal payments on our BTA debt and on capital leases related to the sale and leaseback of 34 of our communications towers. This was more than offset by $1.5 million in cash proceeds received from the exercise of employee stock options. Cash used in the first nine months of 1999 was for principal payments on our BTA debt, capital lease obligations and other notes payable, several of which have been fully repaid, offset by $1.1 million in cash proceeds from employee stock option exercises.

         At October 31, 2000, we had approximately $26.6 million of unrestricted cash and cash equivalents and $650,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors. $399,000 of restricted cash represents bank certificates of deposit pledged as collateral for long-term operating leases and are, therefore, considered non-current and included in other assets on the accompanying condensed consolidated balance sheets.

FUTURE CASH REQUIREMENTS

         Our goal is to become a leading provider of broadband wireless services in our markets. To implement this strategy, we plan to (1) offer high-speed Internet access service to medium-sized and small businesses, SOHOs, telecommuters and residential consumers in 10 to 20 markets by the end of 2001, (2) increase our geographic scope for broadband wireless services by acquisitions or business combinations and (3) offer telephony services, including VoIP and/or fixed-wireless telecommunications services.

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

         The Company anticipates that additional capital will be required to fully implement its long-term business strategy. The Company currently expects that, based on existing Internet deployment plans, cash on hand, cash generated from operations and equipment financing from Cisco, will be sufficient to fund operations through the second quarter of 2001. The Company currently estimates that it will require an additional $15 million to $25 million in cash to fund its business plan through the end of 2001. The Company may seek additional capital if it accelerates its business strategy or Internet build-out schedule, consummates any significant acquisitions or alliances, determines that market conditions are appropriate for such financing or determines that its current operating assumptions require revision.

         Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. The Company can provide no assurance that such financing will be available in a timely manner or on satisfactory terms. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that allows the Company to continue to operate in the normal course of business at least through the fourth quarter of 2001. More specifically, this plan would include delaying, reducing or eliminating the launch of new broadband wireless Internet systems, reducing or eliminating new video subscriber installations and related marketing expenditures, and reducing or eliminating other discretionary expenditures.

COMMITMENTS AND CONTINGENCIES

         Certain former directors and officers of the Company, to whom we may have indemnity obligations, are defendants in a purported class action securities lawsuit. This action alleges, among other things, various violations of state securities laws. A second securities lawsuit against former directors and officers of the Company was dismissed in June 2000 by the U.S. District Court for the Northern District of Texas, although the Company has received notice that the plaintiffs in this case intend to appeal the District Court's decision. In addition, we are a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees, including one administrative late fee lawsuit alleging violation of the federal Racketeering Influenced and Corrupt Organizations Act. We intend to vigorously defend the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while we do not expect such an adverse outcome, we believe that an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on the consolidated financial condition, results of operations and/or cash flows of the Company. In September 1999, two former stockholders of Heartland Wireless Communications, Inc. filed a motion in U.S. Bankruptcy Court to revoke the order confirming our Plan which became effective in April 1999. We intend to vigorously oppose the motion, and it is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan.

         As discussed in Item 5, "Other Information," various industry parties have requested, and government organizations have initiated, proceedings to study, identify and authorize additional radio frequencies for third generation, or "3G," mobile wireless services worldwide. Several frequency bands will be studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which we hold substantially all of our MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. We intend to vigorously oppose any effort to share or reallocate any of our spectrum for 3G services. However, we cannot predict how these various proceedings will be resolved. We could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of our fixed wireless services to another frequency band. Although the National Telecommunications Information Administration's Plan to Select Spectrum, which is discussed below in Item 5, recognizes that additional spectrum may have to be found or other accommodations will have to be made for relocated licensees to continue their operations, it is impossible to determine at this time what impact, if any, spectrum sharing or relocation would have on the consolidated financial condition, results of operations or cash flows of the Company.

         Under our agreement with Cisco, we are obligated to purchase at least $13.0 million in base station and customer premises equipment from Cisco through the end of 2001, subject to Cisco meeting certain equipment test trial and other conditions. As part of our strategic alliance, Cisco has offered a financing facility of up to $16.25 million for the purchase of such equipment and related deployment costs. In the alternative, we may pursue other financing, or purchase such equipment with available cash.

INFLATION

         We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase prices, if necessary, to keep pace with inflationary increases in costs.

RECENTLY ISSUED ACCOUNTING PRINCIPLE

         In June 1998 the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), which was amended by FAS No. 137 issued in July 1999 and FAS No. 138 issued in June 2000. FAS No. 137 delayed the effective date of FAS No. 133. FAS No. 133 is now effective for all interim and annual periods of the Company commencing January 1, 2001. Given the Company's current and anticipated derivative activities, management does not believe the adoption of FAS No. 133 should have a material effect on the Company's consolidated financial condition or results of operations.

RECENT EVENTS

         In August 2000, we closed the sale of a final tower site to SBA Towers, Inc. for approximately $200,000 in connection with a previously disclosed sale and leaseback transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in marketable securities (which consist of commercial paper). At September 30, 2000, our marketable securities were recorded at a fair value of approximately $650,000, with an overall weighted average return of approximately 6% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (8.3%) of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of September 30, 2000. The fair value of our long-term debt at September 30, 2000, is estimated to be $15.4 million based on the overall rate of the long-term debt of 10% and an overall maturity of seven years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We currently do not have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are involved in certain legal proceedings as described in note 7 of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report, which discussion is incorporated herein by reference. For additional information regarding these proceedings, see "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K (as amended by Form 10-K/A) for 1999, and "Part II, Item 1 - Legal Proceedings" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000, and June 30, 2000. We also are a party, from time to time, to routine litigation incident to our business. We do not believe that any other pending litigation matter will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 5.  OTHER INFORMATION

         As discussed below, industry parties have requested, and various government organizations have initiated, proceedings to study, identify and authorize additional radio frequencies for third generation, or "3G," mobile wireless services worldwide. Several frequency bands will be studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which we hold substantially all of our MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. We intend to vigorously oppose any effort to share or reallocate any of our spectrum for 3G services. However, we currently cannot predict how these various proceedings will be resolved. We could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of our fixed wireless services to another frequency band. Although the NTIA Plan to Select Spectrum, which is discussed below, recognizes that additional spectrum may have to be found or other accommodations will have to be made for relocated licensees to continue their operations, it is impossible to determine at this time what impact, if any, spectrum sharing or relocation would have on the operations of the Company.

WRC-2000

         In June 2000, the International Telecommunication Union ("ITU") concluded a World Radiocommunication Conference ("WRC-2000") in Istanbul, Turkey. Among other things, WRC-2000 adopted nonbinding resolutions inviting countries to make available, based on market demand and other national considerations, additional spectrum in the following frequency bands for the terrestrial component of International Mobile Telecommunications ("IMT-2000") or 3G mobile wireless services worldwide: (i) 806-960 MHz, (ii) 1710-1885 MHz, and
(iii) 2500-2690 MHz. In connection with WRC-2000, the ITU estimated that as much as 160 MHz of additional spectrum would be needed to meet projected demands in the highest traffic areas worldwide by 2010.

         WRC-2000 also adopted nonbinding resolutions requesting the ITU's Radiocommunication Sector to conduct studies on: (i) the implications and possibilities of sharing of services allocated in the identified frequency bands with IMT-2000 services, (ii) harmonizing frequency arrangements for the implementation of IMT-2000 in the bands, (iii) ways to facilitate global roaming within the bands, (iv) spectrum demand forecasts, (v) adapting mobile radiocommunication technologies (including IMT-2000) for developing countries,
(vi) maintaining a database of national studies and decisions on selection of spectrum for IMT-2000, and (vii) providing a fixed wireless access interface using IMT-2000 technologies. WRC-2000 instructed that these studies be completed before the next World Radiocommunication Conference or before June 2003, whichever is earlier.

         The resolutions adopted by WRC-2000 expressly recognized that not all countries may need all of the IMT-2000 bands identified at WRC-2000, and that not all countries may be able to implement IMT-2000 in all of those frequency bands, due to usage by, and investment in, existing services. WRC-2000 also noted that its resolutions did not establish any regulatory priority with respect to these bands, nor did the resolutions preclude the use of the bands for any application of the services to which they currently are allocated.

Petitions for Rulemaking

         In July 2000, the Cellular Telecommunications Industry Association ("CTIA") filed a Petition for Rule Making with the FCC, requesting that the FCC begin the process of designating additional spectrum for 3G services in a manner consistent with WRC-2000. In addition, in April 2000 the Satellite Industry Association ("SIA") filed a Petition for Rule Making with the FCC requesting that the FCC allocate the 2500 - 2520 MHz and 2670 - 2690 MHz frequency bands for use by Mobile Satellite Service operators to develop 3G services. The CTIA petition and SIA petition are referred to together as the "Petitions." A number of interested parties, including the Company, filed responses to the Petitions with the FCC in August 2000.

Executive Memorandum

         On October 13, 2000, President Clinton signed an Executive Memorandum (the "Executive Memorandum") that directs federal agencies to work with the private sector and the FCC to identify radio spectrum needed for 3G services. Specifically, the Executive Memorandum directed the Secretary of Commerce to work with the FCC to develop a plan by October 20, 2000, to select spectrum for 3G services and to issue, by November 15, 2000, an interim report on current spectrum uses and the potential for realloction or sharing of the frequency bands identified at WRC-2000 for 3G services. The Executive Memorandum set forth a timetable of July 2001 for identifying additional spectrum for 3G services, and September 30, 2002, for auctioning licenses to competing applicants. The Executive Memorandum further directs the Secretaries of Defense, Treasury, Transportation and the heads of any other executive department or agency that is currently authorized to use spectrum identified at WRC-2000 to participate and cooperate in this process.

Plan to Select Spectrum

         On October 20, 2000, the National Telecommunications Information Administration ("NTIA") issued a Plan to Select Spectrum (the "NTIA Plan") pursuant to the Executive Memorandum. The NTIA Plan states that, in addition to the three frequency bands identified at WRC-2000, the following frequency bands would be given full consideration in formulating a final allocation order for 3G services in the United States: 698 - 746 MHz, 746 - 764 MHz, 776 - 794 MHz, 1850
- 1990 MHz, 2110 - 2150 MHz and 2160 - 2165 MHz. The NTIA Plan noted that extensive studies for certain of these candidate bands would not be required to provide a factual basis for the NTIA and FCC to identify and allocate spectrum for 3G services. The NTIA Plan further stated that for license holders that may be required to relocate, additional spectrum may have to be found, or other accommodations will have to be made to continue their operations.

         The NTIA Plan generally provides for two reports to determine whether, and under what circumstances, the 1755 - 1850 MHz and 2500 - 2690 MHz bands could be made available for 3G wireless systems and the costs and operating impacts of such action to the incumbent users, as well as to consider other relevant information regarding the 806 - 960 MHz and other frequency bands identified in the preceding paragraph. The first report, an interim report due November 15, 2000, is expected to (i) describe 3G system requirements, (ii) describe incumbent systems in these frequency bands, and (iii) evaluate possibilities for sharing, segmenting or relocating existing services from these bands for 3G services. A second report, due March 1, 2001, is expected to (i) finalize information from the first report, (ii) describe other candidate bands for 3G services, (iii) identify alternate bands to support incumbent services, and (iv) evaluate the costs and benefits of spectrum sharing, segmentation and relocation (and various combinations thereof) for 3G services.

         The NTIA Plan also indicates that the FCC intends to (i) initiate a Notice of Proposed Rule Making by December 31, 2000, to propose spectrum allocations for 3G services, (ii) issue a Report and Order to allocate spectrum for 3G services in July 2001, and (iii) complete auctions of spectrum for 3G services by September 30, 2002.

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

         *27      Financial Data Schedule (EDGAR filing only).

-----------
*Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000           NUCENTRIX BROADBAND NETWORKS, INC.



                                   By: /s/ Carroll D. McHenry
                                       ----------------------------------------
                                       Carroll D. McHenry
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ J. David Darnell
                                       ----------------------------------------
                                       J. David Darnell
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           ------------

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

 *27              Financial Data Schedule (EDGAR filing only).

-----------
*Filed herewith