Form 10-K
period 2000-12-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2001-04-02
CIK 917707

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

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

Aggregate market value of outstanding common stock held by non-affiliates of the
   registrant as of March 27, 2001..............................................................   $ 55,156,152

Number of shares of common stock outstanding as of March 27, 2001..............................    $ 10,228,935

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III -- Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 10, 2001.

                       NUCENTRIX BROADBAND NETWORKS, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----

                                                      PART I

Item 1.        Business..................................................................................    3
Item 2.        Properties................................................................................   27
Item 3.        Legal Proceedings.........................................................................   28
Item 4.        Submission of Matters to a Vote of Security Holders.......................................   31

                                                      PART II

Item 5.        Market for Registrant's Common Equity and Related Matters.................................   32
Item 6.        Selected Financial Data...................................................................   33
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations................................................................................   35
Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.................................   45
Item 8.        Financial Statements and Supplementary Data...............................................   46
Item 9.        Change in and Disagreements with Accountants on Accounting and Financial
               Disclosure................................................................................   46

                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant........................................   46
Item 11.       Executive Compensation....................................................................   46
Item 12.       Security Ownership of Certain Beneficial Owners and Management............................   46
Item 13.       Certain Relationships and Related Transactions............................................   46

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   47


Note: The responses to Items 10 through 13 are included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 10, 2001. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

                           FORWARD LOOKING STATEMENTS

         This document contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy, and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Such statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions, and uncertainties deemed relevant by management, including:

         o     business and economic conditions in our existing markets,

         o     competitive technologies, products and services,

         o regulatory and interference issues, including the ability to obtain and maintain Multipoint Distribution Service ("MDS") and Multichannel Multipoint Distribution Service ("MMDS") licenses and MDS/MMDS and Instructional Television Fixed Service ("ITFS") spectrum leases,

         o the outcome of regulatory proceedings relating to the allocation of additional spectrum in the United States for third generation, or "3G," mobile wireless services, as described in Item 1.,

         o the outcome of our ongoing technology trial with Cisco Systems, Inc. ("Cisco"), and the capabilities of Cisco's and other technology platforms available for deployment of broadband wireless services,

         o our ability to successfully and timely fund and build out our broadband wireless network,

         o with respect to pending transactions, satisfying our due diligence efforts and obtaining required third party consents, including consent of the Federal Communications Commission ("FCC"), and

         o those matters discussed under Item 1., "Business - Risk Factors" and elsewhere in this document.

         We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

         In this Annual Report on Form 10-K, we will refer to Nucentrix Broadband Networks, Inc., a Delaware corporation, as "Nucentrix," "we," "us," and "our."

ITEM 1.    BUSINESS

         We provide fixed broadband wireless Internet and wireless subscription television services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the FCC in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS/MMDS/ITFS spectrum, in 93 markets covering an estimated 9 million total households, including three markets covering an estimated 460,000 total households for which we have entered into definitive agreements to acquire. On average, we own or lease 152 MHz of spectrum per market. We often refer to our frequencies collectively in this document as "MMDS."

         Our long-term business strategy is to provide broadband wireless services using our high-capacity MMDS radio spectrum in medium and small markets. We currently provide always-on, high-speed wireless Internet access service under temporary developmental FCC licenses to over 385 accounts serving an estimated 3,000 end users in Austin and Sherman-Denison, Texas. These end users primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as technical support, e-mail, Web hosting and design, and domain name service.

         In February 2000, we announced a strategic alliance and agreement with Cisco to pursue testing and deployment of broadband wireless services using Vector Orthogonal Frequency Division Multiplexing, or

"VOFDM" technology. The tests include two field trials in Austin and Amarillo, Texas. We successfully completed the initial phase of the Austin field trial in August 2000. In February 2001, we announced that we had extended the Amarillo field trial, which we currently expect to complete in the second quarter of 2001. Because the trial was extended beyond certain dates in the original agreement with Cisco, our prior purchase commitment of $13 million in equipment has expired. We currently are in discussions with Cisco regarding new purchase commitments and equipment financing proposals. Although we currently intend to complete our technology trial in Amarillo, there can be no assurance that the trial will be successful or that we will enter into a subsequent purchase or financing agreement with Cisco.

         While our long-term business strategy is to be a leading provider of broadband wireless services in our markets, we announced in February 2001 that, because of the extended technology trial with Cisco, the delay in receiving final two-way operating licenses from the FCC, and recent capital market conditions, we had reduced our Internet deployment schedule for 2001. We also announced in March 2001 that we had undertaken a reduction in force of 32 employees, or approximately 6% of our work force, primarily related to Internet sales, marketing and support, as well as general corporate functions. We are continuing to evaluate the development of technology by Cisco and other vendors for MMDS service, as well as the capital markets and other sources of financing. However, until we are able to deploy a cost-effective and reliable technology platform, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve our spectrum resources. This may result in no additional deployment of new Internet markets in 2001. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - "Liquidity and Capital Resources" and "Future Cash Requirements."

         Historically, we have used our spectrum to provide wireless subscription television, or "wireless cable," services. We presently have wireless subscription television transmission facilities constructed and operating in 58 markets in nine states. At February 28, 2001, we had approximately 103,600 wireless subscription television customers, including approximately 95,600 customers who subscribed only to programming service provided over our MDS/MMDS/ITFS spectrum, and 8,000 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV, Inc.'s ("DIRECTV") programming service sold by us. In addition, at February 28, 2001, there were approximately 22,000 customers who received only DIRECTV programming sold by us.

         We use our spectrum to transmit and/or receive signals between a base station and transmit/receive equipment at each customer's location. Our radio spectrum is comprised of the following channels:

         o MDS (Multipoint Distribution Service) -- two channels in the 2150-2160 MHz band and three channels in the 2650-2680 MHz band,

         o ITFS (Instructional Television Fixed Service) -- 20 channels in the 2500-2686 MHz band,

         o MMDS (Multichannel Multipoint Distribution Service) -- eight channels in the 2596-2644 MHz band, and

         o Leased rights to 20 MHz of WCS (Wireless Communications Service) spectrum at 2.3 GHz in 19 markets.

         We believe that our MMDS spectrum will be able to transmit and receive data at aggregate data rates of up to 22 Mbps downstream and 19 Mbps upstream per six-MHz channel, and cover a service area radius of up to 35 miles from a single base station.

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

INDUSTRY OVERVIEW

         In 1998, Nucentrix and several other MMDS companies demonstrated the commercial viability of providing high-speed Internet access using MMDS spectrum. However, the FCC historically had limited the use of

MMDS spectrum to one-way transmissions. In September 1998, the FCC announced that it would authorize the use of MMDS spectrum to provide two-way services, including high-speed data, voice and video communications. The FCC finalized its ruling in July 1999 and, in August 2000, opened an initial, one-week filing window for applications for two-way services. We filed over 400 applications with the FCC in this initial filing window to provide digital two-way communications services in 70 of our markets. All of these applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in our markets and neighboring markets. The FCC issued a public notice accepting these and other operators' filings on February 1, 2001. All applications that have not been opposed within 60 days after the issuance of this public notice will be deemed granted. The grant will become final upon FCC public notice and issuance of a new FCC license. Although we believe we will receive two-way authorizations to replace our developmental authorizations in Austin and Sherman-Denison, there can be no assurance that we will receive such authorizations in these or other markets.

NUCENTRIX'S BROADBAND WIRELESS SERVICES

         High-Speed Internet Access. In July 1998, we entered our first market in Sherman-Denison, Texas on a developmental basis as a retail business high-speed Internet service provider ("ISP"). We initially offered a one-way wireless Internet access service using a six-MHz MMDS channel for downstream transmission and a standard telephone line connection for an upstream path. In August 1998, we received a temporary developmental authorization from the FCC to conduct two-way operations in this market and, in February 1999, we began offering high-speed two-way Internet access over our MMDS spectrum.

         We upgraded our wireless cable headend facility in Austin, Texas and successfully completed testing for Internet access over this system in the second quarter of 1999. We launched this service in May 1999, also under a temporary developmental authorization from the FCC. We currently offer a variety of Internet services in Austin and Sherman-Denison, Texas for medium-sized and small businesses, telecommuters, SOHOs, and residential customers, which include:

         o     Internet access at speeds from 128 Kbps to 1.54 Mbps,

         o     technical support available 24 hours a day, 7 days a week,

         o     e-mail,

         o     Web design and hosting,

         o     domain name registration, and

         o     domain name and maintenance changes.

         Subscription Television Business. Through our wireless cable programming, we generally offer our subscribers local off-air VHF/UHF channels from affiliates of ABC, NBC, CBS, and Fox, and other local independent broadcast stations, as well as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, TBS, Discovery, TNN, A&E, and other cable programming. The channels and programming that we offer in each market will vary depending upon the amount of spectrum capacity controlled in such market. The preceding marks are trademarks of the respective organizations and are not owned by us.

         Currently, wireless cable providers can offer a maximum of 33 channels of analog video programming. We have supplemented our analog channel capacity by entering into cooperative marketing arrangements with DIRECTV and a DIRECTV distributor, which allow us to market up to 185 channels of digital programming in over 50 markets in combination with our MMDS offering or as a stand-alone offering. See "Suppliers." Our long-term business strategy currently does not include the launch of any new wireless cable-only markets, or adding wireless cable programming to any of our unconstructed markets.

MMDS LICENSES AND LEASES

         We hold the licenses granted by the FCC for approximately 80% of our MMDS and MDS channels. We lease from third-party license holders the rights to
(1) the remaining 20% of our MMDS and MDS channels and (2) all of our ITFS channels, which generally comprise 20 of the 33 channels available in each market. All MDS and MMDS licenses expire in either 2001 or 2006. Approximately 50% of our MDS/MMDS licenses are for "incumbent" channels that expire in May 2001; the other 50% are BTA channels that expire in 2006. ITFS licenses generally have a term of 10 years. All licenses are subject to renewal by the FCC as described in "Government

Regulation." We currently expect that substantially all of our licenses for incumbent MDS/MMDS channels that expire in May 2001 will be renewed. Although FCC custom and practice establish a presumption of granting renewals of licenses, the presumption requires that the licensee substantially comply with its regulatory obligations during the license period.

         Each of our channel leases typically covers four ITFS channels or one to four MDS/MMDS channels. The initial terms of our leases for ITFS channels typically expire five to ten years after the license grant date, but in any event may not exceed 15 years. The initial terms of the leases for MDS/MMDS channels typically expire five to 10 years from the lease execution date. The average remaining terms of most of our current ITFS and MDS/MMDS channel leases, including all renewal terms, range from nine to 12 years. We believe that substantially all of our MDS/MMDS channel leases allow for use of the spectrum for two-way data transmission. Approximately 66% of our ITFS channel leases in our top 40 Internet markets conform to the FCC's new rules for two-way use of this spectrum. We believe that another 24% of these ITFS channel leases, although entered into before the issuance of the two-way rules, would be "grandfathered" under the FCC's rules and authorized for two-way use of the spectrum.

         We also hold licenses in 93 BTAs in which we have the exclusive right to apply for and develop available MDS and MMDS frequencies, subject to our lease of 10 BTAs and portions of four other BTAs to CS Wireless Systems, Inc. ("CS Wireless"). See "Government Regulation -- BTA Auction and Service Requirements."

MARKETS

         The following tables provide information as of February 28, 2001, regarding the 93 markets in which we operate a wireless cable or broadband wireless Internet system, own the BTA authorization or have acquired, or expect to acquire, additional MDS/MMDS/ITFS channel rights. Certain of our channel rights are subject to pending applications for new channel licenses, modifications to existing channel licenses or special temporary and developmental authorizations, and must be reviewed by the FCC's engineering and legal staff. Additionally, we have filed for two-way authorization with the FCC for channels in 70 of the markets listed below. We cannot assure you of the number of applications that will be granted. See "Risk Factors -- Two-way systems require regulatory approval. We are required to obtain regulatory approval for our current and future two-way systems. If we do not obtain requisite approvals for a market, then we will not be permitted to operate a two-way system in that market."

         We estimate that the BTAs and 35-mile protected service areas in our markets include approximately 9 million households. Estimated household information is based on 1990 census bureau data and data from a commercially available 2001 population projection database. The actual number of households that can receive and/or transmit an adequate unobstructed analog or digital signal may vary significantly from this estimate based on a number of factors, including transmitter height and power, topography and the proximity of adjacent MMDS systems.

                                      NUMBER OF                                 ADDITIONAL
                                      CHANNELS            BANDWIDTH              EXPECTED             BANDWIDTH
MARKETS                             AVAILABLE (1)           (MHZ)              CHANNELS (2)             (MHZ)
-------                          ------------------   -----------------    -------------------    -----------------

ARKANSAS
El Dorado, AR....................       16                   96
Fayetteville, AR(3) .............       20                  120                      5                   28
Forrest City, AR.................       20                  120
Fort Smith, AR(3) ...............       31                  186                      2                   10
Magnolia, AR.....................       20                  120                      2                   10
+Paragould, AR...................       22                  130
Searcy, AR.......................       22                  130                     11                   66

ILLINOIS
+Champaign, IL...................       25                  148
+Freeport, IL....................       20                  120
+Jacksonville, IL................       26                  154
+Macomb/Walnut Grove, IL.........       21                  124
+McLeansboro, IL.................       33                  196
+Olney, IL.......................       20                  120

                                     NUMBER OF                                ADDITIONAL
                                     CHANNELS           BANDWIDTH              EXPECTED            BANDWIDTH
MARKETS                             AVAILABLE(1)          (MHZ)              CHANNELS(2)             (MHZ)
-------                             -----------         ---------            ----------            ---------
Ottawa/LaSalle, IL...............       16                   96
+Peoria, IL......................       29                  172
Quincy, IL.......................        9                   52
Rockford, IL(3) .................       32                  190
Springfield/Decatur, IL..........       18                  106
+Taylorville, IL.................       20                  120
+Vandalia, IL....................       20                  120

IOWA
Des Moines, IA...................       33                  196
+Radcliffe/Story City, IA........       27                  162

KANSAS
+Beloit, KS......................       33                  196
+Chanute, KS.....................       33(4)               196
Great Bend, KS...................       27                  160                      6                  36
Hays, KS.........................       23                  136                     10                  60
+Manhattan, KS...................       33                  196
+Marion, KS......................       23(5)               136                      2                  12
+Medicine Lodge/Anthony, KS......       23                  136
+Sterling, KS....................       23                  136                      2                  12
Topeka, KS.......................       33                  196

MISSOURI
Columbia, MO.....................       21                  124
Jefferson City, MO...............       13                   76                      2                  12
+Monroe City/Lakenan, MO.........       32                  190                      1                   6
+Montgomery City, MO.............       23                  138
+Sikeston/Cape Girardeau, MO.....       20                  120
Springfield, MO..................       33                  196

OKLAHOMA
+Ada, OK.........................       33                  196
Altus, OK........................       20                  120                     13                  76
+Ardmore, OK.....................       33                  196
Bartlesville/Ponca City, OK......       28                  166                      5                  30
Elk City, OK.....................       12                   72                     13                  76
+Enid, OK........................       33                  196
Holdenville, OK..................       22                  130                     11                  66
+Lawton, OK......................       33                  196
Lenapah, OK......................       22                  130                     11                  66
+Lindsay, OK.....................       29                  172                      4                  24
+McAlester, OK...................       22                  130
+Muskogee, OK....................       22                  130
+Stillwater, OK..................       33                  196
+Tulsa, OK.......................       33                  196
+Watonga, OK.....................       33                  196
+Weatherford, OK.................       33                  196
+Woodward, OK....................       33                  196

TEXAS
+Abilene, TX.....................       30                  178                      3                  18
++Amarillo, TX...................       29                  172
+/++Austin, TX...................       33                  196
Burnet, TX.......................       21                  124                     11                  66
+Corpus Christi, TX..............       33                  196
+Corsicana/Athens, TX............       33                  196
El Paso, TX......................       25                  148
Fischer, TX......................       25                  148
+Gainesville, TX.................       33                  196
+George West, TX.................       25                  148                      8                  48
+Hamilton, TX....................       33                  196

                                     NUMBER OF                                ADDITIONAL
                                     CHANNELS           BANDWIDTH              EXPECTED            BANDWIDTH
MARKETS                             AVAILABLE(1)          (MHZ)              CHANNELS(2)             (MHZ)
-------                             -----------         ---------            ----------            ---------
+Jourdanton/Charlotte, TX........       29                  172
+Kerrville, TX...................       33                  196
+Kingsville/Falfurrias, TX.......       25                  148                      8                  48
+Laredo, TX......................       33                  196
+Lubbock, TX.....................       33                  196
Lufkin, TX.......................       13                   76
+Midland/Odessa, TX..............       33                  196
+Mt. Pleasant, TX................       25                  148
+O'Donnell, TX...................       22                  130                     11                  66
+Olton, TX.......................       33                  196
Palestine/Kossuth, TX............       28                  166                      5                  30
+Paris, TX.......................       26                  154
+/++Sherman/Denison, TX..........       32                  190                      1                   6
+Strawn/Ranger, TX...............       33                  196
+Temple/Killeen, TX..............       33                  196
+Texarkana, TX...................       29                  172
Tyler, TX........................       25                  148
+Uvalde/Sabinal, TX..............       33                  196
+Waco, TX........................       33                  196
+Wichita Falls, TX...............       33                  196

WYOMING
Casper, WY.......................        8                   46                      5                  30
Cheyenne, WY.....................        5                   28                      8                  48

OTHER
+Bucyrus, OH.....................       21                  126
Charleston, WV...................        4                   24
Flagstaff, AZ....................        6                   34
+Greenville, PA..................       20                  120
Lake City, FL....................       16                   96
Paducah/Mayfield, KY.............       33                  196
                                     -----               ------                    ---                 ---
          TOTAL..................    2,384               14,156                    160                 950
                                     =====               ======                    ===                 ===

          AVERAGE PER MARKET.....       26                  152                      2                  10
                                     =====               ======                    ===                 ===

+ Operating wireless cable market.

++ Operating broadband wireless Internet market. The Amarillo market is in trial stage.

(1) Unless otherwise noted, the number of channels available includes channels (a) that are either licensed to us or leased to us from other license holders, or (b) for which we or our ITFS lessors have filed applications with the FCC that we expect to be granted in 2001. The number of channels available includes leased ITFS channels that may not currently be available for two-way broadband wireless services.

(2) Additional expected channels include (a) additional MDS or MMDS channels for which, because of our BTA ownership, we have the exclusive right to file license applications with the FCC that we expect to be granted in 2001, or (b) additional ITFS channels that we have leased and which we believe will be available for grant in the FCC's next ITFS new station filing window.

(3) We have entered into a definitive purchase agreement to acquire this market. The transaction is expected to close in the second or third quarter of 2001 and is subject to customary closing conditions, including FCC approval.

(4) Eight MMDS channels are currently authorized under a special temporary authorization from the FCC. These channels are subject to pending applications for permanent authority at the FCC that we believe are available for grant.

(5) Four ITFS channels are subject to applications pending proceedings at the FCC, which we believe will be granted.

         In addition to MDS, MMDS and ITFS spectrum rights owned by Nucentrix, we are a party to an agreement with CS Wireless under which CS Wireless agreed to assign to us 20 MHz of Wireless Communications Service, or "WCS," spectrum at
2.3 GHz in 19 markets, primarily in Texas. We currently lease this spectrum under an exclusive lease agreement with CS Wireless. Assignment of the WCS spectrum is subject to FCC approval and closing an assignment agreement with CS Wireless.

NETWORKS

         We transmit and/or receive signals through the air via microwave frequencies from facilities, referred to as "base stations" or "cell sites" for our broadband wireless Internet business or "headends" for our wireless cable business, to an antenna and other customer premises equipment at each customer's location. Each base station includes a tower, transmit and receive antennas, waveguide, transmitters, and other equipment. The base station also includes a central piece of equipment - a broadband router - that houses various network components, including (i) air interface cards that interface to wireless signals, (ii) router cards to transfer Internet protocol ("IP") traffic, and
(iii) port adapters for SONET and other high-capacity backhaul and backbone lines. Each headend includes a transmission tower, transmit antennas, waveguide, transmitters, and satellite reception equipment.

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

         We plan to use primarily a sectorized, single cell design for our two-way Internet access service. In certain markets where expected demand may warrant the additional capital expenditure, we may cellularize channels to create additional capacity. Sectorizing transmissions in a cell design (either single or multi-cell) will divide channel service areas into sectors, and allow re-use of frequencies in non-adjacent sectors, increasing the bandwidth capacity for each channel used in the network design. Cellularization of channels in certain markets could increase both the number of households our signal can reach and the market's available bandwidth capacity; however, this type of system design is more expensive to construct than a single-cell system.

         Subscription Television. Subscription television programming is received by the base station from satellite transmissions and then retransmitted to receiving equipment located at the subscriber's premises. At the subscriber's premises, the microwave signals are converted to frequencies that can pass through conventional coaxial cable into an addressable descrambling converter and then to a television set. Our customers who subscribe to DIRECTV receive DIRECTV programming from an orbiting satellite that transmits to an 18-inch parabolic dish located at the customers' premises. The DIRECTV signal is converted through a separate set-top box at the customers' premises.

CUSTOMER SUPPORT

         Customer support for our Internet service is provided 24 hours a day, seven days a week through a toll free access telephone number. We have entered into an agreement with ISP Alliance, Inc. ("ISPA"), a leading supplier of systems and operational support for ISPs, to provide this customized customer service and support for our Internet access customers, under the Nucentrix brand. ISPA provides our technical support, e-mail, Web design and hosting, domain name registration and maintenance on a "pay as used" basis. We also have contracted with Critical Path, Inc., a leading provider of Internet messaging solutions for ISPs, for certain e-mail support functions. Using this approach has allowed us to defer building and training an internal customer service organization until our business volume justifies this expense. Customer problems called in to ISPA are handled within a traditional six-level customer service escalation procedure. An unresolved problem is referred by ISPA to the appropriate market's wireless specialist who will typically visit the customer site and provide support and oversight through problem resolution.

         We provide field and technical support to our Internet and subscription television business through our existing base of technical services personnel. We provide our subscription television subscribers support 24 hours a day, seven days a week, through a company-owned and operated centralized customer care center and our existing base of technical services personnel.

SUPPLIERS

         Internet Access Equipment. Our MMDS frequencies support radio-based (microwave) access technology consisting of a number of elements common to most radio systems capable of transporting data. These elements are commonly referred to as data systems, radio transmission equipment and radio data elements.

         Data systems include components such as routers or servers. These items currently are manufactured by many suppliers and can be tailored to a wireless environment. Providers include Cisco, Nortel Networks Corporation, Sun Microsystems Inc., Hewlett-Packard Company, and others.

         Radio transmission equipment (excluding towers) consists of elements such as transmitters, antennas and receivers. This equipment is available from a variety of suppliers in the radio business, such as ADC Telecommunications, Inc. ("ADC"), Andrew Corporation, Inc. ("Andrew") and many others.

         Radio data elements are generally unique and/or proprietary to the manufacturer, particularly in what is commonly referred to as "next generation" MMDS Internet access equipment. These elements are the software and firmware that controls when and how data is transported across a network. Manufacturers currently are producing or testing radio data elements based on standards such as DOCSIS and DOCSIS+ , and modulation or compression techniques such as QPSK, QAM, OFDM, VOFDM, and WOFDM. Vendors include Adaptive Broadband Corporation, ADC, Hybrid Networks, Inc., Cisco, Vyyo, Inc., NextNet, and Iospan, among others. Although first generation MMDS radio data elements are widely available, most next generation radio/modem equipment and technology for MMDS wireless access is currently in lab or field test environments, or only limited commercial deployment.

         We believe that open, or non-proprietary, standards ultimately are necessary in next generation MMDS technology to lower infrastructure and customer premise equipment cost, and allow for interoperability and flexibility for service providers. Although there are discussions among various vendors to develop open standards in this area, there is no assurance that such standards will evolve.

         In February 2000, we announced a strategic alliance and agreement with Cisco to pursue testing and deployment of broadband wireless services using a VOFDM technology platform. See "Business" in this Item 1. The tests include two field trials in Austin and Amarillo, Texas. We successfully completed the initial phase of the Austin field trial in August 2000. In February 2001, we announced an extension of the Amarillo field trial, which we currently expect to complete in the second quarter of 2001. There can be no assurance that this trial will be successful.

         Subscription Television Equipment. We use subscriber and headend equipment for our subscription television and DIRECTV business from a variety of suppliers, including ADC, Andrew, Blonder-Tongue Laboratories, Inc., California Amplifier, Inc., Comwave, General Instrument, Scientific-Atlanta, Inc., Passive Devices, and PerfectTen Satellite Distributing.

         DIRECTV. In February 2001, we entered into a new five-year agreement with DIRECTV which allows us to market up to 185 channels of DIRECTV digital programming to Single Family Unit ("SFU") subscribers, either alone or in combination with our local and premium MMDS programming, referred to as a "combo" package. DIRECTV pays us an up-front and residual commission for each SFU subscriber to whom we sell a DIRECTV programming package, as well as marketing subsidies. We also receive certain equipment subsidies from DIRECTV equipment providers. These subsidies materially reduce the capital expenditure costs required for these new subscribers. We currently market DIRECTV programming to SFU subscribers in over 50 markets.

         In October 1997, we entered into a seven-year agreement with DIRECTV to provide DIRECTV programming to Multiple Dwelling Units ("MDUs"), such as apartment buildings and condominium complexes. The MDU agreement is substantially similar to the SFU agreement for this programming. We currently offer DIRECTV programming to residential MDUs in 50 markets.

         Video Programming. We generally offer our subscribers local off-air VHF/UHF channels from affiliates of ABC, NBC, CBS, and Fox and other local independent broadcast stations, as well as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, TBS, Discovery, TNN, A&E, and other cable programming. The channels and programming that we offer in each market varies depending upon the amount of spectrum capacity controlled in each market. We are required to obtain the consent of local network affiliates to retransmit their signals. Additionally, we are required to maintain contracts with cable programmers like HBO and ESPN, which generally require payment on a per subscriber basis.

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

         Internet Service Providers. ISPs provide Internet access to residential and business customers. These companies can:

         o provide Internet access over incumbent local exchange carriers' ("ILECs") networks at high speeds,

         o offer digital subscriber line ("DSL")-based access using their own DSL services, or DSL services offered by ILECs and others, and

         o have significant and sometimes nationwide marketing presences and combine these with strategic or commercial alliances with DSL-based competitive carriers. Significant ISPs include AOL Time Warner, Inc. ("AOL"), XO Communications, Inc. ("XO") and EarthLink, Inc.

         Incumbent Local Exchange Carriers. ILECs, such as SBC Communications, Inc. ("SBC"), Verizon Communications, Inc. and Qwest Communications International, Inc. ("Qwest") have existing metropolitan area networks and circuit-switched local access networks. Most incumbent carriers have deployed commercial DSL services in certain areas and are combining their DSL service with their own Internet access services. For example, SBC is investing $6 billion to upgrade its telephone networks to offer DSL service to 77 million customers by 2002. The incumbent carriers generally have an established brand name in their service areas and possess sufficient capital to deploy DSL services rapidly.

         Interexchange Carriers. Many of the interexchange carriers, such as AT&T Corporation ("AT&T"), WorldCom, Inc. and Sprint Corporation, have the capability to support high-speed, end-to-end networking services. These carriers have deployed large scale networks, have large numbers of existing business and residential customers and enjoy strong name recognition. These companies increasingly are bundling their services to include high-speed local access combined with metropolitan and wide area networks, and a full range of Internet services and applications. Other carriers, such as Level 3 Communications, Inc. and Qwest are building and managing high-capacity, nationwide IP-based networks and partnering with ISPs to offer a range of services to businesses and consumers.

         Competitive Local Exchange Carriers. Certain DSL-based competitive local exchange carriers ("CLECs"), including Covad Communications Group, Inc. and Rhythms NetConnections, Inc., are offering DSL-based data services. We expect other competitive carriers to offer similar services in the future. Also, traditional CLECS, including Allegiance Telecom, Inc. and McLeodUSA, Inc., have extensive fiber-based networks in numerous metropolitan areas and are capable of providing voice and high-speed data services to businesses.

         Cable Modem Service Providers. Cable modem service providers, like AOL's Roadrunner and At Home Corporation, currently offer consumers and businesses high-speed Internet access over hybrid fiber coaxial cable networks. Where deployed, these networks provide local access services similar to our services, and in some cases at higher speeds. In January 2001, AOL, which provides Internet access to over 26 million customers, completed its merger with Time Warner, Inc., which owns broadband cable infrastructure serving up to 20 million subscribers. We expect the combination of these two companies to represent significant competition to the residential broadband Internet access market.

         Other Wireless and Satellite Service Providers. We also may face competition from other fixed wireless service providers, including Teligent, Inc., XO, Winstar Communications, Inc., and Advanced Radio Telecom Corporation. AT&T has also expanded its fixed wireless network to compete for voice and high-speed data customers in businesses and residences. We also may face competition from satellite-based systems. Both DirecPC (owned by Hughes Network Systems, a unit of Hughes Electronics Corporation), and StarBand Communications (a partnership of Gilat Satellite Networks, Ltd., Microsoft Corporation and EchoStar Communications Corporation ("EchoStar")) have announced deployment of two-way broadband satellite service.

         Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. We may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources. We believe the principal competitive factors that we face include:

         o     transmission speed,

         o     reliability of service,

         o     ability to bundle services,

         o     price performance,

         o     customer support,

         o     brand recognition,

         o     operating experience, and

         o     capital availability.

         For a further discussion of competition in this industry, see "Risk Factors -- The Internet access market is highly competitive. Because many competitors in our markets are well-established and have resources significantly greater than those available to us, we may not be able to establish a significant number of Internet access customers in our markets."

Other Telephony Services

         We also will face intense competition from other providers of telephony transmission services as we implement wireless telecommunications services and voice over IP. This competition will be increased because MMDS spectrum traditionally has not been used to deliver telephony services, and consumer acceptance of such services delivered across MMDS spectrum is unknown at this time. Many of the existing providers of telephony services, such as ILECs and CLECs, have significantly greater financial and other resources than us and better established brand awareness in their service areas.

Subscription Television Competition

         The subscription television business also is highly competitive, and many of our competitors have significantly greater resources and channel capacity than we have. Our competition in the subscription television market includes:

         Hardwire Cable. Our principal subscription television competitors are traditional hardwire cable operators such as AT&T Broadband and AOL. Hardwire cable companies generally are well established and known to our potential customers and have significantly greater financial and other resources than we have. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access and content, to enhance their products.

         Direct Broadcast Satellite ("DBS"). DBS service is available from DIRECTV and Echostar. We compete with many retail distributors of DIRECTV and other DBS services. In November 1999, Congress enacted legislation allowing DBS providers to offer local television stations. We do not expect DBS providers to offer local stations into a majority of our existing local markets for some time, if at all, because of the size of these markets; however, the growth of DBS service has been significant since it was first launched, and we expect that the DBS service providers will continue to be significant competitors for subscription television customers.

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

         Local Off-Air VHF/UHF Broadcasts. Local off-air VHF/UHF broadcast television stations (such as affiliates of ABC, NBC, CBS, and Fox) provide free programming to the public. Potential customers may forego subscription television and only receive free off-air programming.

GOVERNMENT REGULATION

         General. MDS, MMDS and ITFS services are subject to regulation by the FCC under the Communications Act of 1934, as amended. The Communications Act authorizes the FCC, among other things, to;

         o     issue, revoke, modify, and renew station licenses,

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

         MDS, MMDS and ITFS Licenses. In our markets, a total of 32 six-MHz channels and one four-MHz channel are available in the MDS, MMDS and ITFS frequency bands. The FCC can license the 13 MDS and MMDS channels directly to commercial entities for full-time operation without programming restrictions. Except in limited circumstances, the FCC generally can license 20 ITFS channels only to qualified non-profit educational organizations. When using analog transmissions, each of the ITFS channels must broadcast programming for educational purposes a minimum of 20 hours per week. The remaining air time on ITFS channels may be leased for commercial use, without further programming restrictions except that the ITFS license holder, at its option, must be entitled to recapture up to an additional 20 hours of air time per channel per week for educational programming. When using digital transmissions, an ITFS licensee must reserve 5% of the capacity of each 6 MHz channel for immediate ITFS use upon request. There is no additional recapture requirement for an ITFS licensee when using digital transmissions.

         The FCC began the establishment of the MDS/MMDS spectrum in 1974 with the allocation of two channels (MDS-1 and MDS-2/2A). In 1983, the FCC reallocated a total of eight ITFS channels to the MMDS spectrum to satisfy a growing demand for the delivery of video entertainment programming to subscribers and to provide competition to hardwire cable television systems. Simultaneous with this reallocation of spectrum, the FCC amended its rules for the remaining ITFS channels to permit ITFS licensees, subject to their meeting certain educational programming requirements, to lease excess capacity to commercial MMDS service providers. ITFS channels originally had been allocated solely for educational purposes.

         In 1985, the FCC established a lottery procedure for awarding MDS and MMDS station licenses. In 1990, the FCC shifted to a one-day cut-off period application process, under which all mutually exclusive MDS and MMDS licenses were issued on essentially a first-come, first-served basis. In 1995, the FCC adopted rules under which MDS and MMDS applications for new stations would be subject to a competitive bidding process, or spectrum auction. The FCC generally considers applications to be mutually exclusive if the grant of one application would effectively preclude the grant of one or more of the other applications due to interference that cannot be avoided through cooperation of the parties. Using the competitive bidding process, in 1996 the FCC auctioned off one authorization for each of the 493 BTAs. Each BTA authorization holder is permitted to apply for, and following FCC grant, to construct facilities to provide services over any unlicensed MDS or MMDS channel within the BTA, and has preferred rights to the available ITFS frequencies within the BTA, subject to the superior rights of any qualified ITFS applicant. The MDS and MMDS licenses issued or applied for before the BTA auction are commonly referred to as "incumbent" MDS/MMDS licenses, while the MDS and MMDS station authorizations issued pursuant to BTA ownership are commonly referred to as "BTA" MDS/MMDS licenses.

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

         BTA Auction and Service Requirements. In March 1996, the FCC concluded its first auction of available commercial MMDS spectrum in the 493 BTAs. Under the FCC's rules, certain qualified small business auction winners, called "designated entities," were permitted to pay off winning bids in installment payments. The winner of a BTA has the exclusive right to apply for and develop the available MDS and MMDS frequencies in the BTA, subject to certain specified interference criteria that protect incumbent MDS and MMDS stations. Incumbent licensees also must protect the BTA licensees from system interference caused by modifications to incumbent stations, including power increases or base station relocations.

         BTA auction winners with MDS/MMDS spectrum rights have a five-year "build-out" period. During the build-out period, a BTA holder can initiate or expand service within its BTA without competition from other MDS/MMDS spectrum applicants except in those areas and on those channels for which there is an incumbent MDS/MMDS licensee. After the five-year period, a BTA holder can retain its authorization for an entire BTA if its signal is capable of covering at least two-thirds of the population within its BTA service area, excluding those who are located within the protected service areas of incumbent MDS/MMDS stations licensed to others. If the BTA holder fails to meet the coverage requirement after the five-year build-out period, or the FCC does not waive, extend or otherwise modify the build-out requirement, then the BTA license for the portion of the BTA that is not capable of being served will be subject to forfeiture. The FCC's rules allow BTAs to be partitioned and BTA licensees are permitted to contract with other entities to allow them to file applications with the FCC for available channels within the partitioned area. We expect the FCC to renew BTA licenses after the expiration of their 10-year term if the authorization holder satisfies the coverage requirement and is in compliance with the Communications Act and the FCC's rules.

         We acquired 93 BTAs in the March 1996 auction. All of our BTA licenses have an effective date of August 16, 1996, except for one which has an effective date of September 17, 1996. Failure to remit installment payments in a timely manner or to meet the five-year construction deadlines could result in the forfeiture of some or all of the BTA authorizations that we hold. We believe that we have satisfied the applicable financial and coverage requirements, or that the FCC will waive, extend or otherwise modify the build-out requirement, to allow us to retain substantially all our BTA authorizations in which we intend to operate.

         In October 1997, we entered into a lease and purchase option agreement with CS Wireless for 10 BTAs and portions of four additional BTAs already licensed to us. Under this agreement, CS Wireless has agreed to reimburse us for all amounts paid to the FCC for the BTAs leased to CS Wireless. The agreement also provides CS Wireless the option to purchase the leased BTAs.

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

         WCS licenses, which generally are awarded by the FCC through competitive bidding, have terms of 10 years. Although the licenses carry with them a "renewal expectancy," each WCS licensee is subject to certain "substantial service" requirements that must be met during the initial license term. "Substantial service" is defined by the FCC as "service which is sound, favorable, and substantially above the level of mediocre service which just might minimally warrant renewal." Failure by a licensee to meet this requirement may result in a forfeiture of its license. We lease 20 MHz of WCS spectrum in 19 markets from CS Wireless.

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

         Two-Way Authorization. In September 1998, the FCC amended its rules to allow for the use of MMDS spectrum for fixed, two-way digital voice, video and data communications. As amended, these rules are referred to as the "two-way rules." The two-way rules became final in July 1999, and in August 2000, the FCC opened an initial, one-week filing window in which to file applications for two-way services. Under the two-way rules, the FCC:

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

         The two-way rules are intended to provide licensees and operators in the MDS, MMDS and ITFS spectrum with the technical and operational flexibility to add various digital two-way services to their current offerings. The two-way rules permit the use of MDS, MMDS and ITFS frequencies for both downstream and response transmissions. Two-way service is provided through the use of "response" stations, such as at the customer's premises, and response station "hubs," or base stations, which serve as collection points for response transmissions. The two-way rules also permit a cellular system design using a "signal booster station," or additional transmission site not located at the base station, which is used either to originate or relay signals to customers and also serve as a response station hub for those customers.

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

         The FCC opened an initial one-week filing window for two-way applications in August 2000. We filed over 400 applications for 70 markets in this filing window. All applications filed during this one-week window will be considered as having been filed on the same day. Applicants must certify that they are in compliance with all applicable technical, interference and notification rules, including all necessary interference consent letters. The FCC has indicated that its staff will review the applications for completeness, but generally will not conduct its own interference studies. On February 1, 2001, the FCC issued a public notice accepting our two-way applications. All applications that have not been challenged within 60 days after this public notice will be deemed granted. The grant will become final upon FCC public notice and issuance of a new FCC license.

         After the initial one-week filing window, the FCC will use a "rolling" one-day filing window for booster and hub applications. Applications will be placed on public notice, allowing parties 60 days to file petitions to deny. If no petitions to deny are filed, the applications are granted on the 61st day.

         Regulation of Internet Service Providers. Congress has passed a number of laws that concern the Internet, including the Digital Millennium Copyright Act, the Children's Online Privacy Protection Act, the Children's Online Protection Act, and the Protection of Children from Sexual Predators Act of 1998. Generally, these laws provide liability limitations for Internet service providers that do not knowingly engage in unlawful activity. Should we use our licensed and leased MDS, MMDS and ITFS channels for the provision of Internet access service, we do not anticipate that compliance with these laws will have an adverse impact on us. However, we may be required to implement operating guidelines to comply with the laws and could be subject to liability if we fail to implement appropriate guidelines or otherwise violate any of these new laws.

         Aside from the use of spectrum, the FCC has held that Internet access services are "information services" not subject to FCC regulation. Nevertheless, the FCC has held that the Internet dial-up traffic is interstate traffic subject to FCC jurisdiction, although the U.S. Court of Appeals for the D.C. Circuit reversed and remanded that decision. There can be no certainty that the providing of Internet access services will continue to be free from FCC regulation.

         Regulation of Telecommunications Services. If we begin providing wireless telecommunications services, we will be subject to FCC and state regulation of our interstate and intrastate telecommunications services, respectively.

         The Cable Act. On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"). Pursuant to the Cable Act, effective October 6, 1993, commercial broadcasters may require cable operators and other multichannel video service providers to obtain their consent before retransmitting their signals. The FCC has exempted wireless cable providers from the retransmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable providers must obtain consent to retransmit broadcast signals. We believe that we have obtained substantially all consents required to retransmit local broadcast signals in our subscription television markets. We cannot assure you that existing consents will be maintained or renewed or that we will be able to obtain any additional necessary consents on terms satisfactory to us, if at all. Unlike hardwire cable systems, wireless cable systems are not required under the Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial and non-commercial television or qualified low power television signals.

         The Cable Act and the FCC's implementing regulations are intended to ensure wireless cable operators have access to certain cable programming on fair and non-discriminatory terms. If a wireless cable operator is unable to obtain program services owned by cable operators on what it considers to be fair and non-discriminatory terms, then it may file a complaint with the FCC. Access to certain programming may be impeded or delayed as a result.

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

         Other Regulations. As an antenna structure owner, we are subject to Federal Aviation Administration regulation and FCC registration for the construction, maintenance and lighting of transmission towers and by certain local zoning regulations affecting construction of towers and other facilities. Federal environmental regulations and state and local environmental land use, and zoning regulations may also apply.

TRANSACTIONS

         Strategic Alliance with Cisco. In February 2000, we entered into a strategic alliance and agreement with Cisco to pursue testing and deployment of next generation fixed wireless broadband technology. In August 2000, we successfully completed the initial phase of a field trial with Cisco in Austin, Texas. In February 2001, we announced that we were extending a second field trial with Cisco in Amarillo, Texas, which we currently expect to complete in the second quarter of 2001. Because the trial was extended beyond certain dates in the original agreement with Cisco, our prior purchase commitment of $13 million in equipment has expired. We currently are in discussions with Cisco regarding new purchase commitments and equipment financing proposals. Although we currently intend to complete our technology trial in Amarillo, there can be no assurance that the trial will be successful or that we will enter into a subsequent purchase or financing agreement with Cisco.

         Fayetteville and Fort Smith, Arkansas Acquisition. In December 2000, we entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc., in Fayetteville and Fort Smith, Arkansas, for $3.5 million in common stock of Nucentrix. These markets are contiguous with our existing BTAs in northeast Oklahoma and southwest Missouri, and cover over 200,000 estimated households. The transaction is subject to customary closing conditions, including due diligence and receipt of all required regulatory approvals. On March 5, 2001, the FCC placed the application to assign certain MMDS channels in Fort Smith on public notice for 30 days. If no party challenges the application during the public notice period, the FCC will process and, in its discretion, grant the application. The grant will go on public notice and, absent any challenge, become final within 30 days of the grant. We expect to close this transaction in the second quarter of 2001.

         Rockford, Illinois Acquisition. In May 2000, we entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois for $5.6 million in common stock of Nucentrix and the assumption of $400,000 in BTA debt. This market is contiguous with our existing markets in central Illinois and covers approximately 250,000 estimated households. We currently are awaiting FCC approval of the assignment of the Rockford BTA. There is no assurance that we will be able to obtain this approval. If we do not receive such approval, or otherwise receive confirmation from the FCC that the BTA is in good standing, we may terminate or modify the purchase agreement. The transaction is subject to other customary closing conditions, including due diligence.

SPECTRUM ALLOCATION PROCEEDINGS FOR ADVANCED WIRELESS SERVICES

         General. The FCC and other government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for advanced wireless services, including third generation, or "3G," mobile wireless services. Several frequency bands are being studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which we hold substantially all of our MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. We are vigorously opposing, and intend to continue to vigorously oppose, any effort to share or reallocate any of our spectrum for 3G services. However, we currently cannot predict how these various proceedings will be resolved. We could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of our fixed wireless services to another frequency band. Although the National Telecommunications Information Administration ("NTIA") Plan to Select Spectrum, which is discussed below, recognizes that additional spectrum may have to be found or other accommodations will have to be made for relocated licensees to continue their operations, it is impossible to determine at this time what impact, if any, spectrum sharing or relocation would have on our operations. However, sharing our spectrum with 3G services, or relocating part or all of our fixed wireless services to another frequency band, could require new or additional equipment and raise our operating costs, delay the provision of service and/or render our services uneconomic in certain areas.

         WRC-2000. In June 2000, the International Telecommunication Union ("ITU") concluded a World Radiocommunication Conference ("WRC-2000") in Istanbul, Turkey. Among other things, WRC-2000 adopted nonbinding resolutions inviting countries to make available, based on market demand and other national considerations, additional spectrum in the following frequency bands for the terrestrial component of International Mobile Telecommunications ("IMT-2000") or 3G mobile wireless services worldwide: (i) 806-960 MHz, (ii) 1710-1885 MHz and
(iii) 2500-2690 MHz. In connection with WRC-2000, the ITU estimated that as much as 160 MHz of additional spectrum would be needed to meet projected demands in the highest traffic areas worldwide by 2010.

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

         Petitions for Rulemaking. In July 2000, the Cellular Telecommunications Industry Association ("CTIA") filed a Petition for Rule Making with the FCC, requesting that the FCC begin the process of designating additional spectrum for 3G services in a manner consistent with WRC-2000. In addition, in April 2000 the Satellite Industry Association ("SIA") filed a Petition for Rule Making with the FCC requesting that the FCC allocate the 2500 - 2520 MHz and 2670 - 2690 MHz frequency bands for use by Mobile Satellite Service operators to develop 3G services. In December 2000, the FCC denied the SIA's Petition for Rule Making. The SIA has filed a Petition for Reconsideration of the FCC's decision, which remains pending. CITA's Petition for Rule Making also remains pending at the FCC.

         Executive Memorandum. On October 13, 2000, former President Clinton signed an Executive Memorandum (the "Executive Memorandum") that directed federal agencies to work with the private sector and the FCC to identify radio spectrum needed for 3G services. Specifically, the Executive Memorandum directed the Secretary of Commerce to work with the FCC to develop a plan to select spectrum for 3G services, and to issue an interim report on current spectrum uses and the potential for realloction or sharing of the frequency bands identified at WRC-2000 for 3G services. The Executive Memorandum set forth a timetable of July 2001 for identifying additional spectrum for 3G services, and September 30, 2002, for auctioning licenses to competing applicants. The Executive Memorandum further directed the Secretaries of Defense, Treasury and Transportation, and the heads of any other executive department or agency that is currently authorized to use spectrum identified at WRC-2000, to participate and cooperate in this process.

         Plan to Select Spectrum. On October 20, 2000, the NTIA issued a Plan to Select Spectrum (the "NTIA Plan") pursuant to the Executive Memorandum. The NTIA Plan stated that, in addition to the three frequency bands identified at WRC-2000, the following frequency bands would be given full consideration in formulating a final allocation order for 3G services in the United States: 698 - 746 MHz, 746 - 764 MHz, 776 - 794 MHz, 1850 - 1990 MHz, 2110 - 2150 MHz, and
2160 - 2165 MHz. The NTIA Plan noted that extensive studies for certain of these candidate bands would not be required to provide a factual basis for the NTIA and FCC to identify and allocate spectrum for 3G services. The NTIA Plan further stated that for license holders that may be required to relocate, additional spectrum may have to be found or other accommodations will have to be made to continue their operations.

         The NTIA Plan provided for two reports to determine whether, and under what circumstances, the 1755 - 1850 MHz and 2500 - 2690 MHz bands could be made available for 3G wireless systems and the costs and operating impacts of such action to the incumbent users, as well as to consider other relevant information regarding the 806 - 960 MHz and other frequency bands identified in the preceding paragraph. The NTIA Plan also indicated that the FCC intends to issue a Report and Order to allocate spectrum for 3G services in July 2001, and complete auctions of spectrum for 3G services by September 30, 2002.

         NTIA and FCC Interim Reports. The first report under the NTIA Plan was issued in two separate reports: (i) an NTIA Interim Report on federal operations in the 1755 - 1850 MHz band (the "NTIA Interim Report"), and (ii) an FCC Interim Report on current uses of the 2500 - 2690 MHz band (the "FCC Interim Report"), both issued in November 2000.

         The NTIA Interim Report examined federal operations in the 1755 - 1850 MHz band and discussed the potential for accommodating mobile 3G services in this band. The report identified and discussed four principal federal functions supported by this band: (i) space telecommand, tracking and control, (ii) medium capacity fixed microwave services, (iii) tactical radio battlefield networks, and (iv) air combat training systems. The NTIA Interim Report stated that, under certain conditions, including reimbursement by 3G operators of federal operators to relocate or retune operating systems and no impact on major federal functions, sharing or segmenting part of the 1755 - 1850 band to accommodate 3G systems might be possible. The report noted that the alternatives to sharing or segmenting this band to support 3G systems would be to accommodate 3G services in other frequency bands, or relocate federal operators in the 1755 - 1850 MHz band to comparable spectrum.

         The FCC Interim Report described current uses of the 2500 - 2690 MHz band, in which we hold a majority of our MDS/MMDS/ITFS spectrum licenses and lease rights. The report found that the MMDS industry had invested several billion dollars to develop broadband fixed wireless data systems in this band, and that the band was heavily licensed throughout the United States. The report also found that, because of the large separation distances required between MMDS and 3G base stations, "sharing" the 2.5 GHz band between the two services was technically not feasible. Finally, the report examined the possibility of dividing, or "segmenting," the 2.5 GHz band into one or more segments to be reallocated for use by 3G systems. The report concluded segmenting the band could raise technical difficulties for incumbent licensees.

         FCC Notice of Proposed Rule Making. On January 5, 2001, the FCC released a Notice of Proposed Rule Making (the "NPRM") to explore the possible use of frequencies below 3 GHz for new advanced wireless services, including 3G services. Specifically, the FCC sought comment on the introduction of new advanced mobile and fixed services in frequency bands currently used for cellular, broadband Personal Communications Service and Specialized Mobile Radio services, as well as five other frequency bands: (i) 1710 - 1755 MHz, (ii) 1755
- 1850 MHz, (iii) 2110 - 2150 MHz, (iv) 2160 - 2165 MHz, and (v) 2500 - 2690
MHz. In addition, the FCC sought comment on the current and planned use of the MDS 1/2/2A channels at 2150-2162 MHz, and the possible use of these channels for 3G services.

         Over 100 parties filed initial comments in this proceeding, including Nucentrix, other MMDS operators and licensees, ITFS licensees, 3G service providers, and MMDS and 3G equipment manufacturers. Reply comments also have been filed. In the NPRM proceeding, Nucentrix and other MMDS and ITFS operators and licensees argued that, among other things:

         o MMDS/ITFS-based broadband wireless service is an essential component of the FCC's mandate to accelerate deployment of broadband services, especially in unserved and underserved areas,

         o sharing the 2.5 GHz band between 3G and MMDS/ITFS systems is not technically feasible,

         o a reduction in the amount of spectrum available to MMDS/ITFS-based networks at 2.1 or 2.5 GHz could negatively impact the economics of providing broadband service over these frequencies, particularly in less densely populated areas, and thus could endanger the deployment of broadband service that the FCC seeks to promote,

         o the FCC cannot reallocate and reauction the 2.1 and 2.5 GHz bands without infringing upon the rights it has previously sold to BTA auction winners, and

         o     ample alternative spectrum is available for 3G services.

         The FCC has indicated that it will file a final report on the use of the 2.5 GHz band by the end of March 2001, and intends to reallocate spectrum for 3G services under this proceeding by July 2001.

TRADEMARKS

         We own common law trademark rights in and have United States trademark registrations on the trademarks NUCENTRIX BROADBAND NETWORKS, HEARTLAND WIRELESS COMMUNICATIONS, INC., HEARTLAND WIRELESS COMMUNICATIONS, INC. and design, HEARTLAND CABLE TELEVISION, and in the stylized mark HEARTLAND. We also own common law rights in, and have a federal registration pending in the United States for, the mark NUCENTRIX TELECOM, which we intend to use in connection with our wireless telecommunications services. We also have federal registrations pending on the marks CYBERWAVE, HEARTNET, THINK FAST and CLEAR CHOICE TV and on a stylized heart design mark. We consider these intellectual property rights important to our business.

EMPLOYEES

         As of March 30, 2001, we had approximately 440 employees. On March 5, 2001, we implemented a reduction in our work force of 32 employees, or approximately 6%. This reduction in force affected primarily Internet sales, marketing and support personnel, as well as general corporate functions. None of our employees is subject to a collective bargaining agreement. We have experienced no work stoppages and believe that we generally have good relations with our employees. We also presently use the services of independent service providers to install certain components of our video operating systems.

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

         On March 15, 1999, the bankruptcy court confirmed our Plan, which became effective on April 1, 1999 (the "Effective Date"). As of the Effective Date we changed our name from Heartland Wireless Communications, Inc. ("Heartland"), to Nucentrix Broadband Networks, Inc.

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

         We also are obligated under the Plan to issue warrants to acquire an additional 275,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of our company. These warrants will be allocated (1) first, to pre-petition bondholder litigation claims, to the extent any of these claims are allowed by the bankruptcy court and exceed any corporate liability insurance proceeds that are available to satisfy such claims after satisfaction of certain indemnification obligations as described under "Legal Proceedings -- Securities Litigation," and
(2) second, pro rata, based on the equity interests in Nucentrix represented by such claims, among (A) pre-petition stockholder litigation claims, to the extent any of these claims are allowed by the bankruptcy court and exceed any corporate liability insurance proceeds available after satisfaction of pre-petition bondholder litigation claims, and (B) to holders of common stock prior to the Effective Date. These warrants will be distributed (1) with respect to pre-petition bondholder litigation claims, after the allowed amounts of such claims and the number of warrants, if any, that will be required to satisfy such claims are determined by the bankruptcy court and (2) with respect to pre-petition stockholder litigation claims and to holders of common stock prior to the Effective Date, after the allowed amounts of pre-petition stockholder litigation claims and the number of warrants, if any, that will be required to satisfy such claims is determined by the bankruptcy court. See Item 3., "Legal Proceedings."

         We also may be required to issue additional shares of common stock to settle miscellaneous unsecured claims under our Plan, to the extent these claims are allowed by the bankruptcy court. These miscellaneous unsecured claims include (1) tort claims, except for tort claims for personal injury or wrongful death for which a proof of claim was timely filed, to the extent there is no available coverage under our liability insurance (including any self-insured retention), (2) claims under executory contracts and unexpired leases that we specifically rejected under the Plan and (3) other unsecured claims arising from contract or other disputes, except for administrative expense claims, priority claims, Old Convertible Note claims, Old Senior Note claims, and securities litigation claims. Based on information currently available to us, we believe we will be required to issue up to a maximum of 75,000 shares of common stock to settle these miscellaneous unsecured claims, if these claims are allowed by the bankruptcy court. As of February 28, 2001, we had issued 16,523 shares of our common stock to settle some of these claims.

         In September 1999, we received notice that a Motion to Revoke Order of Confirmation had been filed pro se in the U.S. Bankruptcy Court for the District of Delaware by two former stockholders of Heartland, seeking to revoke the order of the bankruptcy court confirming our Plan. See Item 3., "Legal Proceedings." The motion asserts that we procured the order confirming our Plan by fraudulently undervaluing our enterprise value, and seeks to set aside the order. We have filed a Motion to Dismiss the Motion to Revoke, believe the Motion to Revoke is without merit and intend to vigorously oppose the Motion to Revoke.

         In December 2000, several former stockholders of Heartland filed a lawsuit against five of our current and former directors and officers, and eight former holders of Old Senior Notes, in the District Court for Bryan County, Oklahoma. See Item 3., "Legal Proceedings." The plaintiffs allege that the defendants purposely undervalued our enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. We believe the lawsuit is without merit and intend to vigorously defend the lawsuit on behalf of our current and former director and officer defendants.

RISK FACTORS

         Our business operations and the implementation of our long-term business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, further discussion of these risk factors and other risks may be found in Item 7., "MD&A" and Item 1., "Business" and "Reorganization."

WE ARE PURSUING A NEW BUSINESS THAT WE HAVE NOT PREVIOUSLY OPERATED ON A LARGE SCALE. WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY OR CORRECT OUR HISTORY OF LOSSES.

         We historically have used our radio spectrum to provide wireless subscription television services and incurred substantial operating and net losses from these operations. While we plan to maintain subscription television services in most of our existing markets for the foreseeable future, the principal focus of our long-term business strategy is to expand the use of our radio spectrum to provide broadband wireless services, such as high-speed Internet access. We have launched commercial high-speed Internet access service in only two of our markets, and the revenues that we have received in these two initial markets are immaterial to date. When we determine to deploy additional markets, we intend to increase our capital expenditures to develop and launch broadband wireless services in these additional markets, and we expect operating expenses from our broadband wireless operations to exceed revenues from those operations until our customer base increases. As a result, we anticipate that our net and operating losses will continue unless we successfully implement our business strategy. We cannot assure you that we can develop, market and expand our broadband wireless services in the two initial markets or any additional markets to the extent necessary to successfully compete in the broadband services industry.

WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NECESSARY TO IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY ON SATISFACTORY TERMS AND CONDITIONS.

         To implement our long-term business strategy, we will need additional capital for capital expenditures, operating expenses, system development costs, and acquisition costs, including debt that may be assumed in future acquisitions. We plan to finance these activities by debt or equity financings, secured or unsecured credit facilities, vendor financing, joint ventures, or other arrangements. We cannot assure you that we will be able to obtain the financing we will need to fund the implementation of our long-term business strategy on satisfactory terms and conditions, if at all. If we incur additional debt, we may have to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest, which may cause us to be more vulnerable to competitive pressures and economic downturns. If we fail to obtain additional financing in a timely manner and on acceptable terms, we may have to delay, reduce or eliminate the launch of new high-speed Internet access systems.

WE CANNOT ASSURE YOU THAT THE NEXT GENERATION TECHNOLOGY WE ARE TESTING FOR OUR NETWORK PLATFORM WILL PROVIDE THE BENEFITS THAT WE NEED TO BE COMPETITIVE WITH OTHER BROADBAND SERVICE PROVIDERS, OR THAT IT WILL BE READY FOR COMMERCIAL DEPLOYMENT IN A TIMELY MANNER. IF THIS TECHNOLOGY PROVES UNRELIABLE, OR DOES NOT BECOME COMMERCIALLY VIABLE IN TIME TO MEET PERCEIVED DEMAND, THEN DEMAND FOR OUR SERVICES AND OUR ABILITY TO IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY COULD BE ADVERSELY AFFECTED.

         In August 2000, we successfully completed the initial phase of field trials with Cisco VOFDM technology as a network platform for delivering broadband wireless Internet and voice services. In February 2001, we announced that we were extending a subsequent field trial with Cisco, which we expect to complete in the second quarter of 2001. We believe a VOFDM-based or OFDM-based platform will increase our network capacity, coverage and reliability capabilities by addressing line-of-sight, interference and multipath fading problems that can occur in wireless environments. However, the technology is largely unproven in commercial applications. We cannot assure you that this technology will provide the advantages we expect or that it will be ready for commercial deployment in a timely manner, if at all. Our failure to achieve or maintain reliable service capabilities could significantly reduce or delay consumer demand for our services. In addition, the failure of the platform to evolve to a state of commercial readiness in a timely manner could delay, reduce or eliminate our launch of new broadband wireless Internet systems.

WE EXPECT THAT OPEN TECHNOLOGY STANDARDS AMONG MMDS EQUIPMENT MANUFACTURERS WILL LOWER EQUIPMENT AND OTHER COSTS FOR SERVICE PROVIDERS. THERE IS NO ASSURANCE THAT SUCH STANDARDS WILL EVOLVE.

         We believe that open, or non-proprietary, manufacturing standards ultimately are necessary in next generation MMDS technology to lower infrastructure and customer premise equipment costs, and allow for interoperability and flexibility for service providers. Although there are discussions among various vendors to develop open standards in this area, there is no assurance that such standards will evolve in the near future or at all. The failure of such standards to evolve could result in higher operating costs and unacceptable operating margins.

THE INTERNET ACCESS MARKET IS HIGHLY COMPETITIVE. BECAUSE MANY COMPETITORS IN OUR MARKETS ARE WELL-ESTABLISHED AND HAVE RESOURCES SIGNIFICANTLY GREATER THAN THOSE AVAILABLE TO US, WE MAY NOT BE ABLE TO ESTABLISH A SIGNIFICANT NUMBER OF INTERNET ACCESS CUSTOMERS IN OUR MARKETS.

         As we enter the high-speed Internet access business, we will be forced to compete with numerous service providers, including the following:

         o other ISPs, which have developed high-speed access capabilities such as DSL, along with their existing services,

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

         o cable modem service providers offering high-speed access services to consumers and businesses, and

         o other fixed wireless and satellite data service providers, which have deployed or are developing broadband two-way data and voice services.

         Many of our competitors are well-established and have larger and better developed networks and systems, longer-standing relationships with customers and suppliers, greater name recognition and significantly greater financial, technical and marketing resources than we have. Many of these companies can subsidize competing services with revenues from other services and have ready access to capital markets. As competition increases in the high-speed Internet access market, we anticipate intensified downward pricing pressure for our services. If we are unable to compete effectively it will adversely affect our ability to successfully implement our business strategy.

WE CANNOT PREDICT WHETHER WE WILL BE SUCCESSFUL IN IMPLEMENTING OUR LONG-TERM BUSINESS STRATEGY BECAUSE IT INCLUDES OPERATIONS THAT HAVE NOT BEEN WIDELY DEPLOYED ON A COMMERCIAL BASIS. OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY.

         Our primary business strategy of providing broadband wireless services over MDS, MMDS and ITFS spectrum has not been widely deployed on a commercial basis. The success of our long-term business strategy depends on our ability to develop and market our high-speed Internet access service at profitable rates. We will face a number of the difficulties and uncertainties generally associated with new businesses, such as:

         o     lack of consumer acceptance,

         o     difficulty in obtaining financing,

         o competition from providers using more traditional and commercially proven sources for these services,

         o     advances in competing technologies, and

         o     changes in laws and regulations.

         We have launched commercial high-speed Internet access service in only two of our existing markets, and we cannot assure you that businesses and consumers will accept our service as a commercially viable alternative to other means of Internet access.

         To date we have not conducted tests involving wireless local loop or voice over IP services over our spectrum. We cannot assure you that a system can be designed to deliver telephony services over our spectrum on a commercial basis or, if such a system can be designed, that we will receive the requisite regulatory approvals to offer such services or that we will be able to deploy such services in a commercially successful manner or at all.

WE ARE SUBJECT TO EXTENSIVE FEDERAL LAWS, RULES AND REGULATIONS. THE LAWS, RULES AND REGULATIONS TO WHICH WE ARE SUBJECT COULD CHANGE AT ANY TIME IN AN UNPREDICTABLE MANNER.

         Our continued ability to acquire, lease and maintain MDS, MMDS and ITFS spectrum, which is vital to our operations, is subject to extensive regulation. These regulations directly affect the breadth of services we are able to offer, as well as the rates, terms and conditions of those services. We also are affected indirectly by other governmental regulations on companies that offer competing services. Regulations and their application are subject to continual change as a result of new legislation, regulations adopted from time to time by regulatory authorities and judicial interpretation of these laws and regulations. We are not able to predict the extent to which any such change in the regulatory environment could affect our business. We cannot assure you that changes in legislation, regulations and interpretations would not have a significant adverse impact on our ability to implement our business strategy.

         Aside from the use of spectrum, the FCC has held that Internet access services are "information services" not subject to FCC regulation. Nevertheless, the FCC has held that the Internet dial-up traffic is interstate traffic subject to FCC jurisdiction, although the U.S. Court of Appeals for the D.C. Circuit reversed and remanded that decision. There can be no certainty that the providing of Internet access services will continue to be free from FCC regulation. Moreover, if we begin providing wireless telecommunications or voice over IP services, we will be subject to FCC and state regulation of our interstate and intrastate telecommunications services, respectively.

THE 2500 - 2690 MHZ RADIO FREQUENCY BAND IS ONE OF SEVERAL FREQUENCY BANDS CURRENTLY BEING CONSIDERED AS A SOURCE OF ADDITIONAL SPECTRUM FOR THIRD GENERATION, OR "3G," MOBILE SYSTEMS. WE COULD BE REQUIRED TO SHARE OR SEGMENT ALL OR PART OF THE 2500 - 2690 MHZ BAND IN OUR MARKETS TO ACCOMMODATE 3G MOBILE SYSTEMS, WHICH COULD RAISE OUR OPERATING COSTS, RENDER OUR SERVICES UNECONOMIC IN CERTAIN AREAS AND DISRUPT RELATIONSHIPS WITH SPECTRUM LESSORS, POTENTIAL CUSTOMERS, EQUIPMENT VENDORS, LENDERS, AND POTENTIAL INVESTORS.

         Various government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for 3G mobile wireless services worldwide. One frequency band currently under consideration in the United States is the 2500 - 2690 MHz band, in which we hold substantially all of our MDS, MMDS and ITFS fixed wireless FCC licenses and spectrum leases. We currently cannot predict how these proceedings will be resolved. We could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of our fixed wireless services to another frequency band. We also cannot currently determine with any certainty what impact, if any, spectrum sharing or relocation would have on our operations. However, if we are required to share our spectrum with 3G services, or to relocate part or all of our fixed wireless services to another frequency band, such action could require us to deploy new equipment or additional infrastructure, which may not be commercially available, or may be available only at significant expense. Such action also could disrupt relationships with MMDS or ITFS licensees who lease spectrum to us, potential customers, equipment vendors, lenders, and potential investors. Any of these effects could raise our operating costs, and otherwise delay, reduce or eliminate our launch of new broadband wireless Internet systems.

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

         The failure to maintain FCC licenses and channel leases will reduce the total number of channels available for our use. If we fail to maintain sufficient FCC licenses or channel leases in markets where we operate or in which we intend to launch two-way Internet access service, then the resulting reduction in channel capacity could have a material adverse effect on our ability to:

         o serve our existing Internet access and subscription television customer base,

         o serve increasing customer demand for high-speed Internet access service, and

         o add services such as voice over IP or wireless telecommunications services.

         We cannot assure you that we will be able to obtain replacement spectrum or other acceptable alternatives in a market if we lose an FCC license or channel lease in that market.

TWO-WAY SYSTEMS REQUIRE REGULATORY APPROVAL. WE WILL BE REQUIRED TO OBTAIN REGULATORY APPROVAL FOR OUR CURRENT AND FUTURE TWO-WAY SYSTEMS. IF WE DO NOT OBTAIN REQUISITE APPROVALS FOR A MARKET, THEN WE WILL NOT BE PERMITTED TO OPERATE A TWO-WAY SYSTEM IN THAT MARKET.

         In August 2000 we filed applications with the FCC to receive authorization for two-way use of our MDS, MMDS and ITFS spectrum in 70 markets. The applications must meet FCC interference protection rules or contain the consent of other MDS, MMDS and ITFS licensees in these markets and adjacent markets. We cannot assure you that:

         o applications filed will not be preempted or otherwise limited by previously or concurrently filed applications of other operators, or

         o we will be able to obtain the necessary cooperation and consents from channel licensees in our markets or adjacent markets to enable us to use our spectrum for two-way communication services.

         If we do not receive all required consents in a particular market or we are not able to design a two-way system that will meet the FCC's interference protection rules, we will be unable to obtain authorization to implement a two-way system in that market.

OUR BASIC TRADING AREA, OR BTA, AUTHORIZATIONS ARE SUBJECT TO FORFEITURE IF WE DEFAULT ON OUR PURCHASE PRICE PAYMENTS OR FAIL TO MEET CERTAIN SERVICE REQUIREMENTS. THE COSTS OF THE BUILD-OUT TO SATISFY OUR BTA SERVICE REQUIREMENTS COULD BE MATERIAL.

         We acquired authorizations for 93 BTAs in August 1996 at a total cost of approximately $19.8 million. As of December 31, 2000, $12.2 million in principal amount of this debt remained payable quarterly through August 2006. Each BTA is subject to an individual installment note. If we fail to make one or more scheduled installment payments on a BTA note after any applicable grace period, that BTA authorization may be forfeited to the FCC.

         To retain a BTA authorization, we must provide a required level of service in the BTA by August 2001. We will satisfy the service requirement for a BTA if we construct MDS and MMDS stations capable of providing a signal to at least two-thirds of the BTA population outside of the service areas of other MMDS operators within our BTAs. If we fail to meet this requirement, or the FCC does not waive, extend or otherwise modify the build-out requirement, then the BTA authorization for the portion of the BTA that is not capable of being served may be subject to forfeiture. Constructing MDS and MMDS channels capable of providing service to the required population in unconstructed BTAs could require substantial capital expenditures.

WE DEPEND ON CERTAIN KEY PERSONNEL. IF WE LOSE OUR CHIEF EXECUTIVE OFFICER OR OTHER MEMBERS OF SENIOR MANAGEMENT, OUR ABILITY TO CARRY OUT OUR LONG-TERM BUSINESS STRATEGY COULD BE ADVERSELY AFFECTED.

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

         The subscription television business is also highly competitive, and many of our competitors have significantly greater resources and channel capacity than we have. Our principal subscription television competitors consist of traditional wireline or franchised cable operators, direct to home/direct broadcast satellite providers and private cable operators. Wireless cable providers, including our subscription television service, have less than a 1% share of the national subscription television market. In addition, local off-air VHF/UHF broadcast television stations, such as affiliates of ABC, NBC, CBS and Fox, continue to be a primary source of free video programming for the public. Our failure to maintain our existing wireless cable subscriber base could adversely affect our results of operations. We cannot assure you that we will be able to maintain our subscriber base for our wireless cable services.

LOSS OF DIRECTV CONTRACTS COULD ADVERSELY AFFECT THE DEMAND FOR OUR WIRELESS CABLE SERVICE.

         Our business strategy assumes maintenance of our DIRECTV offerings, either independently or in combination with our wireless cable offering. Because certain of our DIRECTV offerings generate more favorable returns than our stand-alone offering, and our DIRECTV offerings allow us to use MMDS/ITFS spectrum for other purposes, we have shifted the focus of our sales and marketing efforts to emphasize sales of DIRECTV service. We depend on our contracts with DIRECTV to provide DIRECTV service. Our SFU and MDU contracts with

DIRECTV expire in February 2006 and October 2004, respectively. A cancellation or nonrenewal of our contracts with DIRECTV could have a material adverse effect on our ability to maintain our wireless cable subscriber base.

OUR CURRENT BROADBAND WIRELESS SERVICES HAVE LINE-OF-SIGHT LIMITATIONS. THESE LINE-OF-SIGHT LIMITATIONS MAY REDUCE THE NUMBER OF CUSTOMERS WE CAN SERVE IN A MARKET OR INCREASE OUR COST OF OPERATIONS.

         Our current broadband wireless services require a direct line-of-sight between our base station and the antenna at the customer's site. Transmission paths can be obstructed by foliage, terrain and buildings, among other things. As a result, we may not be able to supply service to all potential customers in a market from a single base station. While in certain instances we can employ additional cell sites to overcome line-of-sight obstructions, we may not always be able to secure the required FCC approval necessary to achieve the desired signal coverage. Adding this equipment in some instances also could increase our costs of service. These costs may cause our broadband wireless services to become less economical or prohibitive in certain markets. Although we expect a VOFDM or OFDM technology platform to mitigate line-of-sight restrictions on our services, we cannot assure you that we will be able to effectively implement a VOFDM or OFDM technology platform or that it will mitigate line-of-sight restrictions.

BUILDING AND TOWER OWNERS CONTROL ACCESS TO CERTAIN STRATEGIC ANTENNA SITES.

         We will be required to obtain rights from building and tower owners to install our antennas and other equipment to provide service to our customers. We cannot assure you that we will be able to obtain, at costs or on terms acceptable to us, the rights necessary to expand our services as planned.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGY CHANGES.

         The high-speed Internet access industry is subject to rapid technological change, frequent new service introductions and evolving industry standards. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet evolving standards. We cannot predict the extent to which competitors using existing or currently undeployed methods of delivery of Internet access services will compete with our services. We cannot assure you that:

         o existing, proposed or undeveloped technologies will not render our fixed wireless systems less profitable or less viable,

         o we will have the resources to acquire new technologies or to introduce new services that could compete with future technologies, or

         o we will be successful in responding to technological changes in a timely and cost effective manner.

WE HAVE A LARGE PORTION OF OUR COMMON STOCK HELD BY A SMALL NUMBER OF OUR STOCKHOLDERS. THIS CONCENTRATION OF OWNERSHIP CAN AFFECT STOCKHOLDER VOTES AND CAUSE OUR STOCK PRICE TO BE VOLATILE IN THE PUBLIC TRADING MARKET.

         A large portion of our common stock is held by a small number of stockholders. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduces the public float and liquidity of our common stock which can in turn affect the market price of our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence depends upon the individual decisions of investors and general economic and market conditions, over which we have no control.

ITEM 2.    PROPERTIES

         We currently lease approximately 24,000 square feet of office space for our executive offices in Plano, Texas. We have notified the landlord of out intent to terminate this lease effective June 30, 2001. We have entered into a new lease for approximately 21,000 square feet of office space for our executive offices in Carrollton, Texas.

We also lease approximately 9,600 square feet of space for telemarketing, customer care operations and training facilities in Denison, Texas. We believe that the facilities described above are leased at fair market value and are adequate for the foreseeable future.

         The principal physical assets of our operating systems consist of satellite signal reception equipment, radio transmitters and transmission antennas and customer premises equipment. We lease space or have options to lease space for our broadband wireless Internet and video operations on about 100 communications towers. The leases and options have terms from one to 15 years.

ITEM 3.    LEGAL PROCEEDINGS

         Securities Litigation. Nucentrix and certain of our former officers and directors are co-defendants in a stockholder action originally filed in February 1998 in the United States District Court for the Northern District of Texas, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). The Coates action involves federal securities laws claims brought by two former stockholders of Heartland against Heartland and six former officers and/or directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that during a period beginning on November 14, 1996, and ending on March 20, 1997, defendants allegedly misrepresented Heartland's financial condition in various press releases and public filings. The plaintiffs seek unspecified damages, costs and expenses, including attorneys' and experts' fees. In June 2000, the court dismissed the plaintiffs' complaint with prejudice. The plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Fifth Circuit.

         Three of our former officers and directors are co-defendants in a purported class action lawsuit originally filed in July 1998 in State District Court in Kleburg County, Texas. Heartland originally was a named defendant in this lawsuit, which is styled Thompson, et al. v. David E. Webb, et al. (98-371-D), but was dismissed as a named defendant in May 1999. In March 2000, in a fifth amended petition, the plaintiffs added KPMG LLP as a named defendant. The Thompson action seeks to represent a class consisting of anyone who acquired the common stock of Heartland from November 15, 1995, to March 20, 1997.

         Plaintiffs in the Thompson action allege state securities laws violations, misrepresentation and civil conspiracy claims against the three former officers and directors. The petition alleges that, during the purported class period, defendants caused Heartland to misstate material facts concerning Heartland's subscriber base and omit to disclose the need for a material write-down of accounts receivable relating to its wireless cable subscriber base. Plaintiffs' action further claims that Heartland violated generally accepted accounting principles by allegedly (1) failing to recognize revenue properly, (2) failing to adequately reserve for doubtful accounts receivable,
(3) failing to write off certain capitalized installation and equipment costs, and (4) using unrealistically long amortization periods. The plaintiffs also allege that KPMG LLP, Heartland's independent auditors during the purported class period, issued false audit reports on Heartland's financial statements during this time.

         The plaintiffs seek unspecified compensatory and punitive damages, costs and expenses, including attorneys' fees and experts' fees, as well as injunctive relief relating to any proceeds derived from defendants' stock sales, if any. In June 2000, the plaintiffs' counsel in this matter notified counsel for defendants that the maximum amount of damages sought by the plaintiffs in this matter was $700 million. The plaintiffs previously had indicated in a statement of the case that their purported class damage models indicated total damages of $70.5 million. Three of our former officers and directors remain named defendants. Nucentrix's liability to these officers and directors with respect to this lawsuit is limited under our Plan as described below. This matter is currently set for trial in June 2001.

         Our By-Laws as in effect before the Effective Date of our Plan provided for indemnification of our officers and directors to the fullest extent permitted under Delaware law. Generally, Section 145 of the General Corporation Law of the State of Delaware (the "DGCL") permits a corporation to indemnify any person who was or is a party to any action because such person is or was a director, officer, employee or agent of such corporation for liabilities related to any such action if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interest of such corporation. As a result, our former directors and officers who are parties to the Coates or Thompson actions discussed above, and the Hunt Capital case discussed below, may have a claim for indemnification against us to the extent they incur liabilities resulting from or incur expenses in defending these actions. The treatment of any such claims is provided for in our Plan.

         Under Section 11.5 of our Plan, we are obligated, to the extent permitted under the DGCL, to indemnify persons who served as officers or directors of Nucentrix on or after April 25, 1997, for certain liabilities arising as a result of such persons having served as an officer or director of Nucentrix, including, subject to the limitations described below, liabilities arising out of their being named as a defendant in the Coates, Thompson and Hunt Capital actions. We refer to our obligation under Section 11.5 of our Plan as "Assumed Indemnity Obligations." Our Assumed Indemnity Obligations do not apply, however, with respect to any liability arising from acts or omissions occurring prior to April 25, 1997, if the liability is based on (1) a breach of their duty of loyalty to us or our stockholders, (2) acts or omissions taken not in good faith and not in a manner they reasonably believed to be in or not opposed to our best interest or which involve intentional misconduct, gross negligence or a knowing violation of law, or (3) any transaction from which the director or officer derived any improper personal benefit. Claims asserted by former directors and officers of Heartland which are not covered by our Assumed Indemnity Obligations, to the extent allowed by the bankruptcy court, would be classified as Class 6 Indemnity Claims under our Plan. Under Section 4.6 of our Plan, holders of Class 6 Indemnity Claims allowed by the bankruptcy court would be entitled to recover on account of such claims only to the extent of any available coverage under our corporate liability insurance, including any self-insured retention under those policies.

         All of our former officers and directors who are defendants in the Hunt Capital, Coates and Thompson actions, other than two former officers and directors who are defendants in each of the Coates and Thompson actions, served as officers or directors after April 25, 1997, and, therefore, are beneficiaries of the Assumed Indemnity Obligations. To the extent the two former officers and directors who are not, or any other former or current officer or director who otherwise is determined not to be, entitled to the benefit of the Assumed Indemnity Obligations incur liability in any of these lawsuits, we believe that any claim they may assert against us for indemnification, to the extent allowed by the bankruptcy court, would be treated as Class 6 Indemnity Claims under our Plan and their recovery would be limited to any available proceeds of our corporate liability insurance. To the extent any of the other former or current officers or directors incur any liability in any of these lawsuits, we would be obligated to indemnify such persons as part of our Assumed Indemnity Obligations, subject to the exceptions described above, to the extent the proceeds of our corporate liability insurance are insufficient to cover such liabilities.

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

         Late Fee Litigation. Nucentrix is a party to a total of five purported class action lawsuits relating to administrative late fees. All of these lawsuits were filed by the same plaintiff's attorney in various state courts in Texas, as follows:

         o Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98- 60898-1), filed in May 1998 and pending in State District Court in Brooks County, Texas,

         o Ysasi, et al. v. Heartland Wireless Communications, Inc. (98-6430-B), filed in December 1998 and pending in State District Court in Nueces County, Texas,

         o John Nolen, Jr., et al. v. Nucentrix Broadband Networks, Inc. (DC-00-155), filed in May 2000 and pending in State District Court in Duval County, Texas,

         o Ortiz, et al. v. Nucentrix Broadband Networks, Inc. (S-00-5731-CV-B), filed in September 2000 in State District Court in Patricio County, Texas, and

         o Perez, et al. v. Nucentrix Broadband Networks, Inc. (01-141-D), filed in March 2001 in State District Court in Kleberg County, Texas.

         These lawsuits generally allege that administrative late fees charged by Nucentrix are unenforceable and/or usurious. The lawsuits generally seek to certify a class to represent all persons who have entered into wireless cable service agreements with Nucentrix or who have paid an administrative late fee to Nucentrix, and seek a declaration that any contractual provisions for Nucentrix's administrative late fees are usurious and/or unenforceable as a penalty, money damages, interest, attorneys' fees, and costs.

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

         In February 2001, the court in the Ysasi matter denied the plaintiff's motion for class certification. This matter currently is set for trial in April 2001. In addition, in February 2001, the court in Ortiz granted our Motion to Compel Arbitration in accordance with the plaintiff's customer agreement, and dismissed the matter without prejudice. We have filed or intend to file dispositive motions in the Nolen and Perez cases.

         In addition, Nucentrix, certain of our former and current directors and officers to whom we may have indemnity obligations, and certain of our subsidiaries are defendants in a purported civil class action lawsuit, which was filed in October 2000 and alleges violation of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). This case is styled Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134), and is pending in U.S. District Court for the Southern District of Texas, Laredo Division. The Nolen action alleges that Nucentrix and other defendants together caused the collection of an unlawful debt comprised of a service fee for subscription television services and an administrative late fee, in violation of RICO. The plaintiff seeks to represent a class consisting of all persons from whom any of the defendants has collected a late fee. The plaintiff in Nolen seeks disgorgement and payment of unspecified restitution to members of the purported class, as well as treble damages, attorneys' fees, interest and costs. Nucentrix, its subsidiaries, and its former and current officers and directors have filed a Motion to Dismiss this lawsuit. The motion is pending before the court.

         We believe the late fee actions to be without merit and intend to vigorously defend them. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

         Motion to Revoke Order of Confirmation. In September 1999, we received notice that a Motion to Revoke Order of Confirmation had been filed pro se in the U.S. Bankruptcy Court for the District of Delaware (No. 98-2692-JJF) by two former stockholders of Heartland, seeking to revoke the order of the bankruptcy court confirming our Plan under Chapter 11 of the U.S. Bankruptcy Code. The motion asserts that we procured the order confirming our Plan by fraudulently undervaluing our enterprise value in the confirmation process, and seeks to set aside the order. While it is not feasible to predict or determine the final outcome of this proceeding, and while management does not expect such an outcome, an adverse outcome in this proceeding could result in the discharge of our debt under our Plan being revoked and we could be placed back in reorganization under Chapter 11. We have filed a Motion to Dismiss the Motion to Revoke, believe the Motion to Revoke is without merit and intend to vigorously oppose the Motion to Revoke. Our Motion to Dismiss the Motion to Revoke is under consideration by the bankruptcy court.

         State Court Action. In December 2000, several former stockholders of Heartland filed a lawsuit against five of our current and former directors and officers, and eight former holders of Old Senior Notes (several of whom currently own more than five percent of our outstanding common stock), styled Hunt Capital Group, L.L.C., et al., v. Carroll D. McHenry, et al., Case No. OJ-2000-534 in the District Court for Bryan County, Oklahoma. The plaintiffs allege that the defendants purposely undervalued our enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. The plaintiffs seek damages in excess of $10,000 on behalf of all prepetition stockholders of Heartland, under theories of fraud, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, and constructive trust.

         On February 12, 2001, certain of the defendants removed this lawsuit to the U.S. District Court for the Eastern District of Oklahoma, which was subsequently assigned Civil Action No. 01-095-S. The defendants concurrently sought transfer of venue from the Eastern District of Oklahoma to the U.S. District Court for the District of Delaware, and filed a Motion to Dismiss in the Eastern District of Oklahoma. The Motion to Transfer Venue and Motion to Dismiss remain pending before the District Court for the Eastern District of Oklahoma, and trial has been set for October 2001. In addition, on February 14, 2001, we filed, in the U.S. Bankruptcy Court for the District of Delaware, an Emergency Motion to Enforce Plan of Reorganization and Confirmation Order, seeking to enjoin and prevent the state court action from proceeding as a violation of the terms of our confirmed Plan. The U.S. Bankruptcy Court for the District of Delaware heard the motion on February 22, 2001, and it remains pending.

         We may have certain indemnity obligations to the director and officer defendants in the Hunt Capital matter, as discussed above in this Item 3. under "Securities Litigation." We believe the allegations to be without merit and intend to vigorously defend this action on behalf of the director and officer defendants.

         Software Dispute. In February 2001, Nucentrix filed an action for declaratory judgment in State District Court in Collin County, Texas against TIBCO Software, Inc. ("TIBCO"), in which we asked the court for a declaratory judgment that we had properly returned certain software unused and intact to TIBCO, and that we were not liable for any invoice relating to the software. This case is styled Nucentrix Broadband Networks, Inc. v. TIBCO Software, Inc. (380-291-01). In March 2001, TIBCO filed a lawsuit against us in Santa Clara County, California, alleging breach of contract relating to the software and seeking $500,000 in damages, plus interest and attorneys' fees. This case is styled TIBCO Software, Inc. v. Nucentrix Broadband Networks, Inc. (CV 796330). Although we cannot predict the outcome of this matter, we do not believe that this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

         Other. Nucentrix is involved in routine legal and regulatory proceedings incident to our business. We do not believe that any other pending legal or regulatory matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS


         Nucentrix's common stock began trading on the Nasdaq Stock Market on August 12, 1999, under the symbol "NCNX." From April 5, 1999, through August 11, 1999, our common stock traded on the over-the-counter bulletin board ("OTCBB") quotation system under the symbol "NCNX." The following sets forth the high and low sale prices of our common stock as reported on the Nasdaq Stock Market and the OTCBB for the last two fiscal years. We have not provided market price information for periods before April 5, 1999, because, as a result of our reorganization, our capital structure and financial condition before the Effective Date were substantially different than after the Effective Date.

                                                                 The Nasdaq Stock Market
                                                            -----------------------------------

Fiscal Year 2000                                                High                  Low
----------------                                            --------------        -------------

January 1, 2000 to March 31, 2000                              $ 36.00               $ 23.38
April 1, 2000 to June 30, 2000                                 $ 30.00               $ 18.63
July 1, 2000 to September 30, 2000                             $ 28.44               $ 22.63
October 1, 2000 to December 31, 2000                           $ 25.94               $ 10.00

Fiscal Year 1999
August 12, 1999 to September 30, 1999                          $ 28.13               $ 24.00
October 1, 1999 to December 31, 1999                           $ 25.88               $ 19.63

                                                                          OTCBB
                                                            -----------------------------------
Fiscal Year 1999                                                 High                 Low
----------------                                            ---------------       -------------

April 5, 1999 to June 30, 1999                                 $ 39.25              $ 13.00
July 1, 1999 to August 11, 1999                                $ 30.25              $ 24.00

         The number of record holders of common stock as of February 28, 2001, was 15.

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

RECENT SALES OF UNREGISTERED SECURITIES

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

         As of February 28, 2001, we had issued 16,523 shares of common stock pursuant to the Plan as described in clause (2) of the preceding paragraph.

         The issuance of shares of common stock upon the exercise of the warrants issued, or to be issued, pursuant to the Plan also will be exempt from the registration requirements of the Securities Act pursuant to Section 1145(a)(2) of the Bankruptcy Code and, pursuant to Section 1145(c) of the Bankruptcy Code, such shares will not be "restricted securities" for purposes of Rule 144.

         On May 30, 2000, we issued to Kevin Ketelson, as the owner of an MDS license in Des Moines, Iowa, 2,000 shares of our common stock in partial consideration for the purchase of this license. These shares were issued pursuant to Regulation D of the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table presents summary historical financial and other data for Nucentrix. As a result of the application of Fresh Start Reporting, financial information as of December 31, 2000 and 1999, and for the year ended December 31, 2000, and the period from the Effective Date to December 31, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of and for each of the years in the three year period ended December 31, 1998, and for the period from January 1, 1999, to the Effective Date (collectively, the "Predecessor Period"). See "Reorganization" in Item 1. The selected historical financial data presented below as of and for each of the years in the five year period ended December 31, 2000, is derived from the audited Consolidated Financial Statements of Nucentrix. Historically, we have used our spectrum primarily to deliver subscription television services and, therefore, our historical results are not necessarily indicative of our future results as we pursue our business strategy as described in Item 1., "Business." You should read the financial data below together with Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and with Nucentrix's Consolidated Financial Statements, including the notes thereto, included elsewhere in this document.

                                                       SUCCESSOR                                     PREDECESSOR
                                           -----------------------------     ----------------------------------------------------
                                                           PERIOD FROM
                                                             EFFECTIVE         PERIOD FROM
                                             YEAR ENDED       DATE TO        JANUARY 1, 1999,        YEAR ENDED DECEMBER 31,
                                            DECEMBER 31,    DECEMBER 31,       TO EFFECTIVE     ----------------------------------
                                                2000            1999               DATE            1998        1997         1996
                                            ------------   -------------     ----------------   ---------    ---------    --------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues....................................   $ 61,046       $ 52,009           $ 18,466       $  73,989    $  78,792    $ 56,017
Operating expenses:
  System operations.........................     28,437         23,767              8,599          35,790       39,596      21,255
  Selling, general and administrative.......     32,811         26,125              9,156          36,367       42,255      42,435
  Depreciation and amortization  (1) (2)....     27,321         19,167              6,104          39,550       65,112      39,323
  Impairment of long-lived assets  (2) .....         --             --                 --         105,791           --          --
                                               --------       --------           --------       ---------    ---------    --------
         Total operating expenses...........     88,569         69,059             23,859         217,498      146,963     103,013
                                               --------       --------           --------       ---------    ---------    --------
Operating loss..............................    (27,523)       (17,050)            (5,393)       (143,509)     (68,171)    (46,996)
Interest income (expense), net..............        605            334                102         (34,436)     (34,321)    (18,166)
Equity in losses of affiliates..............         --             --                 --         (30,340)     (32,037)    (18,612)
Other income (expense)......................      4,839            483                  2             (10)         (54)      4,981
                                               --------       --------           --------        ---------    ---------    --------
Loss before reorganization costs, income
  taxes and extraordinary  item.............    (22,079)       (16,233)            (5,289)       (208,295)    (134,583)    (78,793)
Reorganization costs (3)....................         --         (1,011)            (2,311)          (3,266)          --          --
                                               --------       --------           --------       ---------    ---------    --------
Loss before income taxes and
  extraordinary item........................    (22,079)       (17,244)            (7,600)       (211,561)    (134,583)    (78,793)
Income tax benefit..........................         --             --                 --              --           --      28,156
                                               --------       --------           --------       ---------    ---------    --------
Loss before extraordinary item..............    (22,079)       (17,244)            (7,600)       (211,561)    (134,583)    (50,637)
Extraordinary item..........................         --             --            173,783              --           --     (10,424)
                                                --------      --------           --------       ---------    ---------    --------
Net income (loss)...........................   $(22,079)      $(17,244)          $166,183       $(211,561)   $(134,583)   $(61,061)
                                               ========       ========           ========       =========    =========    ========
Net loss per new common share--
  basic and diluted (4).....................   $  (2.17)      $  (1.71)               N/A             N/A          N/A         N/A
                                               ========       ========           ========       =========    =========    ========

                                                       SUCCESSOR                                     PREDECESSOR
                                           -----------------------------     ----------------------------------------------------
                                                           PERIOD FROM
                                                             EFFECTIVE         PERIOD FROM
                                             YEAR ENDED       DATE TO        JANUARY 1, 1999,        YEAR ENDED DECEMBER 31,
                                            DECEMBER 31,    DECEMBER 31,       TO EFFECTIVE     ----------------------------------
                                                2000            1999               DATE            1998        1997         1996
                                            ------------   -------------     ----------------   ---------    ---------    --------
                                                                              (DOLLARS IN THOUSANDS)

OTHER DATA:
EBITDA (5).......................           $   (202)         $  2,117           $    711        $ 1,832      $ (3,059)   $ (7,673)
Net cash provided by (used in)
  operating activities...........             (1,942)            5,593              2,449         (8,377)      (41,646)    (22,754)
Net cash provided by (used in)
  investing activities...........             (4,552)           (3,949)            (4,959)        (2,038)        6,826     (34,169)
Net cash provided by (used in)
  financing activities...........               (285)             (302)              (576)        (1,730)       (1,955)    113,376
Capital expenditures.............             10,335            10,199              5,097         13,473        29,712      95,680


                                                            SUCCESSOR                               PREDECESSOR
                                                  ------------------------------      ----------------------------------------
                                                       AS OF            AS OF                    AS OF DECEMBER 31,
                                                   DECEMBER 31,     DECEMBER 31,      ----------------------------------------
                                                       2000             1999             1998            1997           1996
                                                  -------------    -------------      ----------      ---------      ---------
                                                                               (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash equivalents....................       $  22,153        $  28,932        $   30,676       $ 42,821       $ 79,596
Restricted assets............................             599              650             1,011         10,333         30,007
Systems and equipment, net  (2)..............          42,159           55,993            61,037        122,653        145,797
License and leased license investment,
  net  (2)...................................          69,713           73,310            79,703        123,369        129,725
Total assets.................................         143,280          168,811           186,032        372,134        515,364
Long-term debt, including current portion....          14,961           16,516            16,277        308,196        303,538
Liabilities subject to compromise  (3).......              --               --           322,781             --             --
Total stockholders' equity (deficit).........         109,684          130,045          (165,090)        46,408        180,847

----------

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

(3) We filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998. Our Plan was confirmed on March 15, 1999, and became effective on April 1, 1999. Accordingly, we have reclassified our Old Senior Notes and Old Convertible Notes, which were subject to compromise in the reorganization, to "Liabilities Subject to Compromise" at December 31, 1998. Expenses related to our reorganization, such as professional fees and administrative expenses, were classified as "Reorganization costs." See Note 1(b) to the Consolidated Financial Statements.

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

(5) "EBITDA," or earnings before interest, taxes, depreciation, amortization, and non-recurring items, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunication industries. EBITDA is also widely accepted as a financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We provide broadband wireless Internet and wireless subscription television services using up to 200 MHz of radio spectrum licensed by the FCC in the 2.1 GHz and 2.5 GHz range, primarily in medium and small markets across Texas and the Midwestern United States. We own the BTA authorization, or otherwise license or lease MDS/MMDS/ITFS spectrum, in 93 markets covering an estimated 9 million total households, including three markets covering an estimated 460,000 total households for which we have entered into a definitive agreement to acquire. On average, we own or lease 152 MHz of spectrum per market.

         Our long-term business strategy is to provide broadband wireless services using our high-capacity radio spectrum in medium and small markets. As of February 28, 2001, we provide always-on, high-speed wireless Internet access service under temporary developmental FCC licenses to over 385 accounts serving an estimated 3,000 end users in Austin and Sherman-Denison, Texas. These end users primarily are medium-sized and small businesses, SOHOs and telecommuters. Our service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as technical support, e-mail, Web hosting and design, and domain name service.

         In February 2000, we announced a strategic alliance and agreement with Cisco to pursue testing of broadband wireless services using VOFDM technology. The tests include two field trials in Austin and Amarillo, Texas. We successfully completed the initial phase of the Austin field trial in August 2000, and expect to complete the Amarillo field trial in the second quarter of 2001. Because the trial was extended beyond certain dates in the original agreement with Cisco, our prior purchase commitment of $13 million in equipment has expired. We currently are in discussions with Cisco regarding new purchase commitments and equipment financing proposals. Although we currently intend to complete our technology trial in Amarillo, there can be no assurance that the trial will be successful or that we will enter into a subsequent purchase or financing agreement with Cisco.

         In August 2000, we filed over 400 applications with the FCC to provide digital two-way communications services in 70 of our markets. All such applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in our markets and neighboring markets. The FCC issued a public notice accepting these and other applicants' filings on February 1, 2001. All applications that have not been opposed within 60 days after the issuance of this public notice will be deemed granted. Although we believe we will receive two-way authorizations to replace our developmental authorizations in Austin and Sherman-Denison, there can be no assurance that we will receive such authorizations in these or other markets.

         Historically, we have used our spectrum to provide wireless subscription television services. We presently have wireless subscription television transmission facilities constructed and operating in 58 markets in nine states. At February 28, 2001, we had approximately 103,600 wireless subscription television customers, including approximately 95,600 customers who subscribed only to programming service provided over our MMDS spectrum, and 8,000 "combo" subscribers who subscribed to both our MDS/MMDS/ITFS programming service and to DIRECTV programming service sold by us. In addition, at February 28, 2001, there were approximately 22,000 customers who received only DIRECTV programming sold by us.

         Our business strategy contemplates a decline in wireless subscription television subscribers, revenues and EBITDA in 2001 and beyond, as we allocate more of our spectrum and other resources to develop our broadband wireless Internet access and other broadband wireless Internet protocol ("IP")-based businesses.

         Reorganization. On the April 1, 1999, Effective Date, we consummated our Plan to convert, among other things, approximately $325 million of senior and subordinated debt and accrued interest into common stock. As a result of the application of Fresh Start Reporting, financial information in the Consolidated Financial Statements as of December 31, 2000 and 1999, and for the year ended December 31, 2000 and the period from the Effective Date to December 31, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of December 31, 1998, for the year ended December 31, 1998, and for the period January 1, 1999, to the Effective Date (collectively, the "Predecessor Period"). Accordingly, such information is not comparable. The Predecessor Period includes operations through March 31, 1999, plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations from the Effective Date through December 31, 2000. See "Reorganization" in Item 1.

         Revenues. Our revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, as well as fees generated from start-up Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to our wireless cable subscribers and systems because revenues and subscribers from our Internet business were immaterial in 2000.

         System Operations Expenses. System operations expenses include channel lease payments, wireless cable programming costs, labor, and overhead, and costs related to service calls and disconnects, transmitter site and tower rentals, and certain repairs and maintenance expenditures. Programming costs, with the exception of minimum payments, channel lease payments, and repairs and maintenance, are variable expenses based on the number of subscribers.

         Selling, General and Administrative Expenses ("SG&A expenses"). SG&A expenses include office and administrative costs of operating our 58 subscription television markets and our two Internet markets, as well as sales and marketing and bad debt expenses related to these operations and corporate costs directly and indirectly allocated to these operations.

         Depreciation and Amortization Expense. Depreciation and amortization expense includes depreciation of systems and equipment and capitalized installation costs, amortization of license and leased license investment, and amortization of the subscriber value and excess of cost over fair value of net assets acquired. Our policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor. These direct costs are capitalized as systems and equipment in the accompanying Consolidated Balance Sheets.

         EBITDA. EBITDA, or earnings before interest, taxes, depreciation, amortization, and non-recurring items, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunication industries. EBITDA is also widely accepted as a financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2000

         The following table summarizes the operating results for the year ended December 31, 2000, in comparison to the years ended December 31, 1999 and 1998, combining the 1999 results for the 1999 Predecessor Period (January 1, 1999, through the Effective Date) with the Successor Period (the Effective Date through December 31, 1999). The most significant impact of the Plan was a decrease in depreciation and amortization expense due to the write-down of certain long-lived assets to estimated fair value, a decrease in interest expense due to the extinguishment of certain liabilities subject to compromise, and a one-time, nonrecurring gain on extinguishment of liabilities subject to compromise. Specific trends addressed within the discussion of operating results will refer to the combined results as presented in this table (in thousands), unless otherwise noted:

                                                                             YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                            2000        1999       1998
                                                                         ----------  ---------- ----------

              Revenues..............................................      $ 61,046    $ 70,475   $ 73,989
              Systems operations expense............................        28,437      32,366     35,790
              System operations expense percent of revenue..........           47%        46%         48%
              Selling, general and administrative expense...........        32,811      35,281     36,367
              Selling, general and administrative expense percent of
                revenue.............................................           54%        50%         49%
              Depreciation and amortization.........................        27,321      25,271     39,550
              Interest income.......................................         1,976       1,583      2,659
              Interest expense......................................         1,371       1,147     37,095
              Equity in losses of affiliates........................            --          --     30,340
              Other income (expense)................................         4,839         485        (10)
              Reorganization costs..................................            --       3,322      3,266
              Net cash provided by (used in ) operating activities..        (1,942)      8,042     (8,377)
              Net cash used in investing activities.................        (4,552)     (8,908)    (2,038)
              Net cash used in financing activities.................          (285)       (878)    (1,730)

         Revenues. Our revenues were $61.0 million in 2000, $70.5 million in 1999 and $74.0 million in 1998, representing a 13.4% decrease from 1999 to 2000 and a 4.7% decrease from 1998 to 1999. The average number of wireless subscription television subscribers for the year ended December 31, 2000, was 121,000 compared to 145,000 and 170,000 for the years ended December 31, 1999 and 1998, respectively. In addition, during the year ended December 31, 2000 and 1999, we had 16,500 and 9,300 average subscribers, respectively, who received only DIRECTV programming sold by us. Beginning in January 2000, we did not include these customers in our reported wireless subscription television subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber. Prior year calculations have been revised to conform with this presentation.

         The decline in revenues from 1998 to 2000 was primarily due to fewer total subscription television subscribers resulting from:

         o decreased sales and marketing as we continued to shift our principal business focus from subscription television service to testing and developing our broadband wireless IP-based services,

         o the suspension, in seven markets in March 2000, of our offer of video programming provided solely over MMDS frequencies in anticipation of transitioning this spectrum to Internet services,

         o our first system-wide price increase in the fourth quarter of 1998, which resulted in increased disconnects by video subscribers in 1999, and

         o loss of subscribers in Austin in the second quarter of 1999 as a result of a technology conversion that caused some existing subscribers to fall outside of the coverage range of the new technology.

         This decline was partially offset by additional revenues recognized from our agency relationships with DIRECTV and its distributors.

         Average monthly recurring revenue per subscriber was $35.44, $35.04 and $33.40 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase over these periods is due to overall higher priced packages being purchased by our subscribers, including increased purchases of premium programming.

         We expect revenues and video subscribers to continue to decline in 2001 as we continue to transition our business from subscription television to broadband wireless Internet and other IP-based services. We do not expect the decline to be offset materially by an increase in revenues from our Internet business in 2001, as we do not expect to complete field trials for our new Internet services technology platform until the second quarter of 2001. We are continuing to evaluate our deployment schedule and intend to finalize the schedule after our technology trial with Cisco is completed. We currently do not expect the number of new markets that we will launch in 2001, if any, will be material.

         System Operations Expense. System operations expenses were $28.4 million in 2000, $32.4 million in 1999, and $35.8 million in 1998. As a percentage of revenues, system operations expenses were 47% in 2000, 46% in 1999 and 48% in 1998.

         The decrease in system operations expense over the periods presented, including the decrease as a percent of revenues from 1998 to 1999, was primarily due to lower service call expense and programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. System operations expense as a percent of revenue was higher in 2000 compared to 1999 due to higher costs under certain spectrum leases that were renegotiated in preparation for providing two-way broadband wireless services.

         Selling, General and Administrative ("SG&A") Expense. SG&A expense was $32.8 million in 2000, $35.3 million in 1999 and $36.4 million in 1998. As a percent of revenues, SG&A expense was 54% for 2000, 50% for 1999 and 49% for 1998.

         SG&A expense decreased annually from 1998 to 2000 due to savings from the consolidation of certain offices and management in our subscription television markets, lower bad debt expense due to improved collections and lower subscription television marketing expenses. These costs were partially offset by increased costs related to our broadband wireless Internet business and increased costs to improve service at our customer care center.

         Internet SG&A costs, which include (i) costs related to the development of broadband wireless Internet access and other IP-based services, (ii) costs related to our two operating Internet markets in Austin and Sherman-Denison, Texas, and (iii) allocable corporate overhead, were $5.4 million in 2000 and $1.5 million in 1999. The increase in Internet SG&A expense from 1999 to 2000 was primarily due to increased costs for technology trials and for building the field and corporate organizations to develop and support the Internet business, as well as an increase in the allocation to Internet of existing corporate resources. Excluding Internet costs and revenues, SG&A would have been 45% of revenues for 2000 and 48% of revenues for 1999.

         Depreciation and Amortization. Depreciation and amortization expense was $27.3 million in 2000, $25.3 million in 1999 and $39.6 million in 1998.

         The increase in depreciation and amortization expense from 1999 to 2000 was primarily due to a larger number of disconnected MMDS subscribers. When subscribers are disconnected, the remaining balance of non-recoverable equipment related to the installation of that subscriber is written off to depreciation expense.

         The decrease in depreciation and amortization expense from 1998 to 1999 was due to a write down of certain long-lived assets to estimated fair market value during 1998 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         Impairment of Long-Lived Assets. We continually review components of our business for possible impairment of assets based on, among other things, changes in technology, competition, consumer habits, and business climate. SFAS No. 121 addresses the accounting for impairment of long-lived assets to be disposed of and certain identifiable intangibles and goodwill related to those assets, provides guidelines for recognizing and measuring impairment losses, and requires that the carrying amount of impaired assets be reduced to estimated fair value.

         During the second quarter of 1998, we reviewed the assets associated with certain undeveloped markets and concluded that:

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

         Operating Loss. We generated operating losses of $27.5 million in 2000, $22.4 million in 1999 and $143.5 million in 1998.

         The increased losses from 1999 to 2000 were primarily due to lower wireless subscription television revenues, additional expenditures related to testing and development of broadband wireless services, and increased depreciation related to a larger number of disconnects in 2000. These cost increases were partially offset by lower programming expense, savings from consolidation of certain offices and management in our subscription television markets, lower subscription television marketing costs, and lower bad debt expense.

         Excluding the write-down of long-lived assets to estimated fair market value in the second and third quarters of 1998, operating loss for the year ended December 31, 1998, was $37.7 million reflecting an improvement of $15.3 million in 1999 compared to 1998. This was primarily due to lower programming costs, decreased subscription television marketing expenses, savings from consolidation of certain markets, and lower depreciation expense resulting from the write-down of long-lived assets during 1998.

         EBITDA. Excluding non-recurring items, EBITDA was a negative $202,000 for the year ended December 31, 2000 compared to a positive $2.8 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively. The decrease in EBITDA from 1999 to 2000 was primarily due to decreased subscription television revenues resulting from fewer subscribers as we continue to shift our principal focus to developing our broadband wireless IP-based services, and from start-up and SG&A costs related to our broadband wireless Internet operations. EBITDA increased from 1998 to 1999 due to lower programming costs, decreased subscription television marketing expense and savings from consolidation of certain markets. We expect EBITDA to further decline in 2001 as we continue to transition our business from subscription television to development of our broadband wireless Internet and other IP-based services.

         Interest Income. Interest income was $2 million in 2000, $1.6 million in 1999 and $2.7 million in 1998. The increase in interest income from 1999 to 2000 was due to higher earnings during the current year on larger unrestricted cash balances. The decrease in interest income from 1998 to 1999 was due to higher interest earnings in the first quarter of 1998 on larger escrowed balances segregated for the payment of interest on the Old Senior Notes, which was paid in April 1998, combined with lower overall cash balances in 1999 due to payment of reorganization costs.

         Interest Expense. Interest expense was $1.4 million in 2000, $1.1 million in 1999 and $37.1 million in 1998. Interest expense increased slightly from 1999 to 2000 because of higher debt balances related to capital lease obligations incurred in connection with the sale and leaseback of 34 tower sites that were sold during the fourth quarter of 1999 and the first nine months of 2000. Interest expense decreased from 1998 to 1999 because we discontinued the accrual of interest and the amortization of deferred debt issuance costs on our Old Senior Notes and Old Convertible Notes upon filing the voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998. See "Reorganization" in Item 1. If interest had continued to be accrued, total interest expense would have been $12.6 million for the period from January 1, 1999, through the Effective Date.

         Equity in Losses of Affiliates. We had no equity in losses of affiliates for the year ended December 31, 2000 or 1999, compared to losses of $30.3 million during the year ended December 31, 1998. During the years ended December 31, 1999 and 1998, we owned approximately 20% of the outstanding common stock of Wireless One, Inc. ("Wireless One") and at December 31, 1998, we also owned approximately 36% of the outstanding common stock of CS Wireless. Losses recorded in prior years for Wireless One reduced our investment balance to zero in November 1997, although we still owned approximately 20% of the outstanding common stock. During the first and third quarters of 2000, we received $3.8 million and $723,000, respectively, in exchange for our equity interest in Wireless One, Inc. ("Wireless One"), which announced confirmation of its plan of reorganization in November 1999. These proceeds were recorded as a gain and are reflected in other income on the accompanying Consolidated Statement of Operations for the year ended December 31, 2000.

         During the year ended December 31, 1998, we wrote off $6.8 million of our excess cost in CS Wireless and our remaining investment balance of $11.7 million based on losses incurred by CS Wireless. In December 1998, we sold our 36% equity interest in CS Wireless to CAI Wireless Systems, Inc. Accordingly, no losses from affiliates were recorded in the year ended December 31, 1999 or 2000.

         Other income (expense). During the first and third quarters of 2000, we received $3.8 million and $723,000, respectively, in exchange for our equity interest in Wireless One described above. The entire amount was recognized as other income, as our investment balance had been reduced to zero. Other income during 2000 also includes the recognition of a deferred gain on the sale and leaseback of 34 of our towers during 1999 and 2000. Other income in 1999 consists primarily of cash settlements from certain litigation matters.

         Income Tax Benefit. Federal income tax law related to reorganizations generally requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to reduce federal tax attributes. Generally, the reduction is applied to reduce net operating loss carryforwards, followed by other tax attributes including the basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). An election exists to reduce the basis of depreciable assets first, which can be favorable under certain circumstances. Management elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in depreciable assets was approximately $56 million. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards. No income tax benefit was recorded for the years ended December 31, 2000, 1999 and 1998. See "MD&A -- Effects of Reorganization."

         Reorganization Costs. During each of the years ended December 31, 1999 and 1998, we incurred $3.3 million in expenses related to our reorganization under Chapter 11 of the U.S. Bankruptcy Code. These costs were for financial and legal advisors, accountants and administrative costs. See "Reorganization" in
Item 1. There were no reorganization costs in 2000.

         Gain on Debt Forgiveness. In connection with our reorganization under Chapter 11, on the April 1, 1999 Effective Date of our reorganization, we recorded an extraordinary gain of approximately $173.8 million reflecting the extinguishment of certain liabilities subject to compromise in exchange for common stock and warrants. Upon consummation of our Plan on April 1, 1999, our Old Senior Notes and Old Convertible Notes totaling approximately $318 million, including the interest accrued thereon and associated unamortized discounts and debt issuance costs, were canceled and exchanged for 10 million shares of newly-issued common stock and warrants to acquire 825,000 shares of common stock, with a combined estimated fair value of $144.2 million as of the Effective Date. This extraordinary gain is not taxable to us pursuant to Federal income tax law because it arose in connection with our recapitalization under Chapter 11 of the U.S. Bankruptcy Code. It does, however, result in a permanent Tax Attribute Reduction. See "MD&A -- Effects of Reorganization."

         Net Loss. We have recorded net losses since our inception. Our net loss in 2000 was $22.1 million. Excluding the extraordinary gain on debt forgiveness discussed above, we incurred a net loss of $7.6 million for the period from January 1, 1999, to the Effective Date and a net loss of $17.2 million for the period from the Effective Date to December 31, 1999. For the year ended December 31, 1998, we incurred a net loss of $212 million. The improvement in annual net loss from 1998 to 2000 (excluding impairment charges of $106 million in 1998) resulted from:

         o     lower video programming costs related to fewer subscribers,

         o lower interest expense due to the cancellation of approximately $318 million in debt in our financial restructuring, slightly offset by added interest on capital lease obligations related to the sale and leaseback of our towers,

         o cost savings from consolidation of certain market offices and management,

         o a gain of $4.8 million during 2000 on the exchange of our equity interest in Wireless One and on the sale and leaseback of our towers,

         o     decreased subscription television marketing expenses, and

         o no reorganization costs in 2000 compared to $3.3 million in 1999 and $3.3 million in 1998.

         Loss per share for the year ended December 31, 2000, and for the period from the Effective Date to December 31, 1999, was $2.17 and $1.71, respectively. Earnings per share information has not been presented for the Predecessor Period as Nucentrix was recapitalized on the Effective Date in connection with our Plan and, accordingly, per share amounts are not comparable between the Predecessor Period and the Successor Period.

BALANCE SHEET AS OF DECEMBER 31, 2000, COMPARED TO THE BALANCE SHEET AS OF DECEMBER 31, 1999

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

         Other material changes to balance sheet accounts from 1999 to 2000 were as follows:

         o the decrease in subscriber receivables resulted primarily from a decrease of 24,000 average subscription television subscribers,

         o the increase in prepaid expenses and other is due to a reclassification from a long-term to a current asset of the portion of the capitalized customer acquisition costs associated with DIRECTV customers that are being amortized to sales and marketing expense during the current year, and

         o the decrease in accounts payable and accrued liabilities is due to the settlement of certain tax and programming audits in the current year, lower deferred revenue related to our agency relationship with DIRECTV and payment of accrued Chapter 11 expenses in the current year.

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

LIQUIDITY AND CAPITAL RESOURCES

         The broadband wireless business is capital-intensive. Since inception, we have spent funds to lease or otherwise acquire MMDS channel rights in various markets and operating systems, to construct operating systems, and to finance initial system operating losses. Our primary sources of capital have been subscription fees, debt financing, the sale of common stock, and the sale of MMDS channel rights that were not essential to our business strategy. The approval by the FCC of the use of MMDS spectrum for digital two-way communications services allows us to use our spectrum to provide broadband wireless services such as high-speed Internet access services, voice over IP and wireless telecommunications services. The growth of our business by using our spectrum to provide two-way communications services will require substantial investment in capital expenditures for the development and launch of broadband wireless services.

         Cash used in operations was $1.9 million during the year ended December 31, 2000, compared to cash provided by operations of $8.0 million during the year ended December 31, 1999. The decrease in cash provided by operations resulted primarily from current year recognition of deferred agency revenue received in the prior year from our alliance with DIRECTV and its distributors, and from payment of previously accrued reorganization costs. Cash used in operations was $8.4 million during the year ended December 31, 1998. During the second quarter of 1998, we paid $8.8 million in interest on our Old Senior Notes. No interest was paid on the Old Senior Notes after that time, as we discontinued accruing interest on these notes when we filed our bankruptcy petition on December 4, 1998. The debt was discharged effective April 1, 1999, upon confirmation of our Plan.

         Cash used in investing activities principally relates to the construction of additional operating systems, the acquisition and installation of subscriber equipment, the upgrade of transmission equipment in certain markets, and the acquisition of wireless cable channel rights and operating systems, partially offset by the sale of MMDS channel rights that are not a part of our strategic plan. Cash used in investing activities was $4.6 million in 2000 compared to $8.9 million in 1999 and $2 million in 1998. Cash used in investing activities decreased from 1999 to 2000 primarily due to $4.5 million received in the first nine months of 2000 from the exchange of our equity interest in Wireless One. In addition, we had lower expenditures for systems and equipment related to our subscription television business, somewhat offset by higher expenditures for engineering, legal, site acquisition, and other costs related to the preparation of FCC applications necessary to provide two-way communications services. The increase in cash used in investing activities from 1998 to 1999 resulted from $9.4 million received in 1998 from the sale of debt securities held in our escrow account for payment of interest on our Old 14% Senior Notes. This was partially offset in 1999 by proceeds from the sale and lease back of 30 communications towers for approximately $6.2 million.

         Cash used in financing activities was $285,000 during 2000 compared to $878,000 during 1999 and $1.7 million during 1998. Cash used by financing activities during 2000 included principal payments on our BTA debt and on capital leases related to the sale and leaseback of 34 of our communications towers (including 30 towers sold in the fourth quarter of 1999 and four towers sold in the first three quarters of 2000). This was partially offset by $1.5 million in cash proceeds received from the exercise of employee stock options. Cash used during 1999 was for principal payments on our BTA debt, capital lease obligations and other notes payable, several of which have been fully repaid, offset by $1.1 million in cash proceeds from employee stock option exercises. Cash used during 1998 was primarily for principal payments on obligations related to capital leases and various prior period cable system acquisitions.

         At February 28, 2001, we had approximately $20.7 million of unrestricted cash and cash equivalents and $599,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors.

FUTURE CASH REQUIREMENTS

         Our goal is to become a leading provider of broadband wireless services in our markets. To implement our long-term business strategy we intend to first offer high-speed Internet access service to medium-sized and small businesses, SOHOs, telecommuters, and residential consumers in our markets, and later offer telephony services, including wireless telecommunications and voice over IP services.

         We estimate that a launch of a new broadband wireless system providing high-speed Internet access in a typical market will involve an initial expenditure of approximately $500,000 to $900,000 for network equipment, depending upon the system design and type and sophistication of the equipment. In addition, we estimate that the acquisition and installation of each new Internet subscriber will cost between $1,500 and $1,800 depending upon the type of customer. This includes charges for equipment, labor and direct commissions. This may be offset partially by installation and other up-front fees. Other launch costs include the cost of securing adequate space for marketing facilities in markets not previously operating a wireless subscription television business, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

         We believe that additional capital will be required to fully implement our long-term business strategy of providing broadband wireless service in medium and small markets. However, until such additional capital becomes available on acceptable terms, we have implemented a plan to maximize cash resources and reduce expenditures in 2001. As we announced in February 2001, we have reduced the number of markets in which we intend to launch broadband wireless Internet service in 2001. In addition, we announced in March 2001 that we had reduced our work force by 32 employees, or approximately 6%. The reduction in force primarily was related to Internet sales, marketing and support. We are continuing to evaluate the development of technology by Cisco and other vendors for MMDS service, as well as the capital markets and other sources of financing. However, until we are able to deploy a cost-effective and reliable technology platform, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve our spectrum resources. This may result in deployment of no new Internet markets in 2001. We expect that under this plan, cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business at least through the second quarter of 2002.

         We are continuing to evaluate our near and long-term capital needs, and likely will seek additional capital in 2001. Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. We can provide no assurance that such capital or financing will be available in a timely manner or on satisfactory terms.

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

         In addition to the permanent Tax Attribute Reduction, we also must limit the annual deduction of pre-bankruptcy net operating losses and "built-in deductions" to an amount no greater than the fair market value of Nucentrix immediately after the reorganization, multiplied by the long-term tax exempt rate. The annual limitation applicable to our pre-bankruptcy net operating losses and "built-in" deductions is currently estimated to be approximately $7.3 million.

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

COMMITMENTS AND CONTINGENCIES

         Certain of our former directors and officers, to whom we may have indemnity obligations, are defendants in a purported class action securities lawsuit in State District Court in Kleberg County, Texas. This action alleges, among other things, various violations of state securities laws. A second securities lawsuit against former directors and officers of Nucentrix was dismissed with prejudice in June 2000 by the U.S. District Court for the Northern District of Texas, although the plaintiffs have appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. In addition, several former directors and officers to whom we may have indemnity obligations are defendants in a purported class action lawsuit filed on behalf of former stockholders of Heartland, alleging that the defendants purposely undervalued our enterprise value as part of our Plan confirmation process in order to extinguish prepetition equity holders' interests. We also are a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees, including one administrative late fee lawsuit alleging violation of the federal RICO Act.

         We intend to vigorously defend the above matters. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while we do not expect such an adverse outcome, we believe that an adverse outcome in one or more of these proceedings that exceeds or otherwise is excluded from applicable insurance coverage could have a material adverse effect on our consolidated financial condition, results of operations and/or cash flows.

         In September 1999, two former stockholders of Heartland filed a motion in U.S. Bankruptcy Court to revoke the order confirming our Plan which became effective in April 1999. We intend to vigorously oppose the motion, and it is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan.

         For a more detailed discussion of legal matters, see Item 3., "Legal Proceedings."

         As discussed in Item 1., "Business - Spectrum Allocation Proceedings," the FCC and other government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for third generation, or "3G," mobile wireless services worldwide. Several frequency bands are being studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which we hold substantially all of our MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. We intend to vigorously oppose any effort to share or reallocate any of our spectrum for 3G services. However, we cannot predict how these various proceedings will be resolved. We could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of our fixed wireless services to another frequency band. Although the NTIA Plan to Select Spectrum recognizes that additional spectrum may have to be found or other accommodations will have to be made for relocated licensees to continue their operations, it is impossible to determine at this time exactly what impact, if any, spectrum sharing or relocation would have on our consolidated financial condition, results of operations or cash flows. However, sharing our spectrum with 3G services, or relocating part or all of our fixed wireless services to another frequency band, could require new or additional equipment and raise our operating costs, delay the provision of service and/or render our services uneconomic in certain areas.

         Certain of our current and former officers, to whom we may have indemnity obligations, were notified by the U.S. Department of Labor ("DOL") in March 2001 that they may have breached certain fiduciary obligations to Nucentrix's 401(k) Plan (the "401(k) Plan") in violation of the Employee Retirement Income Security Act of 1974 ("ERISA"). The DOL alleges that from June 1996 through March 1998, Nucentrix did not timely remit employees' contributions to be invested in the 401(k) Plan's investment options. The DOL also alleges that Nucentrix failed to monitor the investments available to the participants in the 401(k) Plan as well as the performance of these investments. Finally, the DOL alleges that Nucentrix failed to timely distribute certain vested company contributions of Heartland common stock after we suspended these contributions in October 1998. We are investigating this matter to determine what, if any, corrective actions may be necessary to address these allegations, and cannot at this time predict with any certainty any monetary obligations that we may incur with respect to this matter. However, we do not believe that this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

         In December 2000, we entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights, and other assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc. in Fayetteville and Fort Smith, Arkansas for $3.5 million in common stock of Nucentrix. The transaction is subject to customary closing conditions, including due diligence and receipt of all required regulatory approvals. We expect to close this transaction in the second quarter of 2001.

         In May 2000, we entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockfort, Illinois for $5.6 million in common stock of Nucentrix and the assumption of $400,000 in BTA debt. We currently are awaiting FCC approval of the assignment of the Rockford BTA. There is no assurance that we will be able to obtain this approval. If we do not receive such approval, or otherwise receive confirmation from the FCC that the BTA is in good standing, we may terminate or modify the purchase agreement. The transaction is subject to other customary closing conditions including due diligence.

INFLATION

         We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delayed the effective date of SFAS No. 133. SFAS 133 is now effective for all fiscal quarters and for all fiscal years beginning after December 31, 2000. We expect that the adoption of SFAS 133 will not have an impact on our results of operations, financial condition or cash flows.

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying Generally Accepted Accounting Principles to revenue recognition and accounting for deferred costs in the financial statements. Based on our current revenue recognition policies, SAB 101 did not materially impact our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         We are exposed to market risk from changes in marketable securities (which mainly consist of commercial paper). At December 31, 2000, our marketable securities were recorded at a fair value of approximately $600,000, with an overall weighted average return of approximately 6% and an overall weighted average life of less than 1 year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 60 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of December 31, 2000. The fair value of our long-term debt at December 31, 2000, is estimated to be $15.0 million based on the overall rate of the long-term debt of 10% and an overall maturity of six years compared to terms and rates currently available in long-term financing markets. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are not currently evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All business transactions are in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this item is included on pages F-1 through F-22 of this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this item is included in our Proxy Statement for its Annual Meeting of Stockholders to be held on May 10, 2001 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

         The response to this item is included in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2001 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is included in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2001 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is included in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2001 and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.  Financial Statements

         The following financial statements are filed as part of this Form 10-K:

        Independent Auditors' Report.......................................................................................  F-1
        Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................................  F-2
        Consolidated Statements of Operations for the year ended December 31, 2000, the period from the
          Effective Date to December 31, 1999, the period from  January 1, 1999, to the Effective Date, and the year ended December 31, 1998.................................................................................  F-3
        Consolidated  Statements of Stockholders' Equity for the year ended December 31, 1998, the period from
          January 1, 1999, to the Effective  Date and the period from the Effective Date to December 31, 1999, and the year ended December 31, 2000.............................................................................  F-4
        Consolidated Statements of Cash Flows for the year ended December 31, 2000 the period from the
          Effective Date to December 31, 1999, the period from January 1, 1999 to the Effective Date, and the year ended December 31, 1998.................................................................................  F-5
        Notes to Consolidated Financial Statements.........................................................................  F-6

                  2.  Financial Statement Schedules

         The following financial statement schedule is filed as part of this Form 10-K:

                      Schedule II-- Valuation and Qualifying Accounts......................................................  S-1

         All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                  3.  Exhibits

         Reference is made to the Index to Exhibits immediately following
Schedule II on page S-1 of this report for a list of all exhibits filed as a part of this report.

         (b)      Reports on Form 8-K

         None.

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

Date: March 26, 2001

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

                 SIGNATURE                                         TITLE                                DATE
                 ---------                                         -----                                ----

/s/ Carroll D. McHenry                       Chairman of the Board,                                March 26, 2001
--------------------------------------         President and Chief Executive Officer
Carroll D. McHenry                             (Principal Executive Officer)


/s/ J. David Darnell                         Senior Vice President and Chief                       March 26, 2001
--------------------------------------         Financial Officer (Principal Financial Officer)
J. David Darnell


/s/ Amy E. Ivanoff                           Controller (Principal Accounting Officer)             March 26, 2001
--------------------------------------
Amy E. Ivanoff


/s/ Richard B. Gold                          Director                                              March 27, 2001
--------------------------------------
Richard B. Gold

/s/ Terry S. Parker                          Director                                              March 27, 2001
--------------------------------------
Terry S. Parker

/s/ Neil S. Subin                            Director                                              March 27, 2001
--------------------------------------
Neil S. Subin

/s/ R. Ted Weschler                          Director                                              March 27, 2001
--------------------------------------
R. Ted Weschler

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Nucentrix Broadband Networks, Inc.

We have audited the accompanying consolidated balance sheets of Nucentrix Broadband Networks, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, the periods from January 1, 1999 to April 1, 1999, the effective date of the reorganization discussed in the fourth paragraph below (the "Effective Date"), and from the Effective Date to December 31, 1999, and for the year ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nucentrix Broadband Networks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the periods from the Effective Date to December 31, 1999 and from January 1, 1999 to the Effective Date and for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                           KPMG LLP

Dallas, Texas
February 23, 2001

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         AS OF DECEMBER 31,
                                                                                    ----------------------------
                                                                                        2000              1999
                                                                                    ---------         ---------
                                     ASSETS

Current Assets:
  Cash and cash equivalents .................................................        $  22,153         $  28,932
  Restricted assets-- investment in certificates of deposit .................              201               251
  Subscriber receivables, net of allowance for doubtful accounts
     of $246 and $407, respectively .........................................              870             1,342
  Other receivables .........................................................            1,105             1,297
  Prepaid expenses and other ................................................            2,085             1,228
                                                                                     ---------         ---------
          Total current assets ..............................................           26,414            33,050

Systems and equipment, net ..................................................           42,159            55,993
License and leased license investment, net ..................................           69,713            73,310
Note and lease receivables ..................................................            2,377             2,849
Other assets, net ...........................................................            2,617             3,609
                                                                                     ---------         ---------
          Total Assets ......................................................        $ 143,280         $ 168,811
                                                                                     =========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable and accrued liabilities ..................................        $  13,165         $  16,773
  Current portion of long-term debt .........................................            2,014             1,845
                                                                                     ---------         ---------
          Total current liabilities .........................................           15,179            18,618
                                                                                     ---------         ---------

Long-term debt, less current portion ........................................           12,947            14,671
Other long-term liabilities .................................................            5,470             5,477
Stockholders' equity
  Common stock, $.001 par value; 30,000,000 shares authorized; 10,228,935 and
     10,099,717 shares issued and outstanding,
     respectively ...........................................................               10                10
  Preferred stock, $.01 par value; 15,000,000 shares authorized;
     none issued ............................................................               --                --
  Additional paid-in capital ................................................          148,997           147,279
  Accumulated deficit .......................................................          (39,323)          (17,244)
                                                                                     ---------         ---------
          Total stockholders' equity ........................................          109,684           130,045
                                                                                     ---------         ---------
  Commitments and contingencies
          Total Liabilities and Stockholders' Equity ........................        $ 143,280         $ 168,811
                                                                                     =========         =========


          See accompanying notes to consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              SUCCESSOR                          PREDECESSOR
                                                  ---------------------------------   -------------------------------
                                                                      PERIOD FROM     PERIOD FROM
                                                                       EFFECTIVE       JANUARY 1,
                                                    YEAR ENDED            DATE TO       1999 TO          YEAR ENDED
                                                   DECEMBER 31,        DECEMBER 31,    EFFECTIVE         DECEMBER 31,
                                                       2000               1999            DATE               1998
                                                  -------------     ---------------   ------------       ------------

Revenues ....................................        $  61,046         $  52,009         $  18,466         $  73,989
Operating expenses:
  System operations .........................           28,437            23,767             8,599            35,790
  Selling, general and administrative .......           32,811            26,125             9,156            36,367
  Depreciation and amortization .............           27,321            19,167             6,104            39,550
  Impairment of long-lived assets ...........               --                --                --           105,791
                                                     ---------         ---------         ---------         ---------
         Total operating expenses ...........           88,569            69,059            23,859           217,498
                                                     ---------         ---------         ---------         ---------

         Operating loss .....................          (27,523)          (17,050)           (5,393)         (143,509)

Other income (expense):
  Interest income ...........................            1,976             1,160               423             2,659
  Interest expense ..........................           (1,371)             (826)             (321)          (37,095)
  Equity in losses of affiliates ............               --                --                --           (30,340)
  Other .....................................            4,839               483                 2               (10)
                                                     ---------         ---------         ---------         ---------
         Total other income (expense) .......            5,444               817               104           (64,786)
                                                     ---------         ---------         ---------         ---------

Loss before reorganization costs and
  extraordinary item ........................          (22,079)          (16,233)           (5,289)         (208,295)
Reorganization costs ........................               --            (1,011)           (2,311)           (3,266)
                                                     ---------         ---------         ---------         ---------
Loss before extraordinary item ..............          (22,079)          (17,244)           (7,600)         (211,561)
Extraordinary item--gain on
  extinguishment of debt, net of tax ........               --                --           173,783                --
                                                     ---------         ---------         ---------         ---------
         Net income (loss) ..................        $ (22,079)        $ (17,244)        $ 166,183         $(211,561)
                                                     =========         =========         =========         =========

Net loss per new common
  share-- basic and diluted .................        $   (2.17)        $   (1.71)              N/A               N/A
                                                     =========         =========         =========         =========

Average shares outstanding--
  basic and diluted .........................           10,170            10,056               N/A               N/A
                                                     =========         =========         =========         =========


          See accompanying notes to consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               COMMON STOCK         ADDITIONAL                   TREASURY STOCK
                                           ---------------------      PAID-IN     ACCUMULATED  -------------------
                                             SHARES      AMOUNT       CAPITAL       DEFICIT    SHARES       AMOUNT       TOTAL
                                           ---------    --------    -----------   -----------  ------       ------       -----

BALANCE, DECEMBER 31, 1997 .............    19,688,527   $   20    $   261,880   $  (215,134)  (13,396)   $  (358)   $    46,408

  Net loss .............................            --       --             --      (211,561)       --         --       (211,561)
  Issuance of common stock to
    officer ............................        10,000       --             14            --        --         --             14
  Issuance of common stock for
    401(k) Plan ........................        96,994       --             49            --        --         --             49
                                            ----------   ------    -----------   -----------   -------    -------    -----------
BALANCE, DECEMBER 31, 1998 .............    19,795,521       20        261,943      (426,695)  (13,396)      (358)      (165,090)

  Net income ...........................            --       --             --       166,183        --         --        166,183
  Cancellation of old common stock
    pursuant to the Plan ...............   (19,795,521)     (20)      (261,943)           --    13,396        358       (261,605)
  Elimination of accumulated deficit
    upon adoption of Fresh Start
    Reporting ..........................            --       --             --       260,512        --         --        260,512
  Issuance of new common stock
    pursuant to the Plan ...............    10,000,000       10        146,216            --        --         --        146,226
                                           -----------   ------    -----------   -----------   -------    -------    -----------
BALANCE, EFFECTIVE DATE ................    10,000,000       10        146,216            --        --         --        146,226

  Net loss .............................            --       --             --       (17,244)       --         --        (17,244)

  Additional shares issued pursuant
    to the Plan ........................        14,717       --             --            --        --         --             --
  Exercise of employee stock options ...        85,000       --          1,063            --        --         --          1,063
                                           -----------   ------    -----------   -----------   -------    -------    -----------
BALANCE, DECEMBER 31, 1999 .............    10,099,717       10        147,279       (17,244)       --         --        130,045

  Net loss .............................            --       --             --       (22,079)       --         --        (22,079)

  Additional shares issued pursuant
    to the Plan ........................         6,766       --             --            --        --         --             --
  Shares issued for purchase of
    license ............................         2,000       --             45            --        --         --             45
  Compensation expense related to
    issuance of  stock options .........            --       --            169            --        --         --            169
  Exercise of employee stock options ...       120,452       --          1,504            --        --         --          1,504
                                           -----------   ------    -----------   -----------   -------    -------    -----------
BALANCE, DECEMBER 31, 2000 .............    10,228,935   $   10    $   148,997   $   (39,323)       --    $    --    $   109,684
                                           ===========   ======    ===========   ===========   =======    =======    ===========



          See accompanying notes to consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       SUCCESSOR                           PREDECESSOR
                                                          -----------------------------------    -------------------------------
                                                                               PERIOD FROM       PERIOD FROM
                                                            YEAR ENDED      EFFECTIVE DATE TO      JANUARY 1,       YEAR ENDED
                                                           DECEMBER 31,         DECEMBER 31,        1999 TO         DECEMBER 31,
                                                               2000                1999          EFFECTIVE DATE        1998
                                                          -------------     -----------------    --------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ....................................     $ (22,079)           $ (17,244)        $ 166,183         $(211,561)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization ......................        27,321               19,167             6,104            39,550
   Debt accretion and debt issuance cost
     amortization .....................................            --                   --                --             5,686
   Equity in losses of affiliates .....................            --                   --                --            30,340
   Compensation expense related to issuance
     of common stock and stock options ................           169                   --                --                63
   Write-down of assets due to impairment .............            --                   --                --           105,791
   Extraordinary item--debt extinguishment ............            --                   --          (173,783)               --
   Gain on sale of assets .............................        (4,951)                  --                --                --
   Changes in operating assets and liabilities, net
     of acquisitions:
     Restricted assets ................................            50                  361                --                --
     Subscriber and other receivables .................           683                1,550              (954)             (674)
     Prepaid expenses and other .......................           483                  405              (158)             (132)
     Accounts payable, accrued expenses and
       other liabilities ..............................        (3,618)               1,354             5,057            22,560
                                                            ---------            ---------         ---------         ---------
       NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES .........................        (1,942)               5,593             2,449            (8,377)
                                                            ---------            ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from note receivable--affiliate .............            --                   --                --               366
 Proceeds from sale of investment in affiliate ........         4,550                   --                --             1,534
 Proceeds from sale of assets .........................           780                6,072                --               236
 Purchases of systems and equipment ...................        (7,096)             (10,078)           (5,081)          (13,473)
 Expenditures for licenses and leased licenses ........        (3,239)                (121)              (16)               --
 Purchase of debt securities ..........................            --                   --                --               (69)
 Proceeds from sale of debt securities ................            --                   --                --             9,368
 Collections of note and lease receivable .............           453                  178               138                --
                                                            ---------            ---------         ---------         ---------
       NET CASH  USED IN INVESTING ACTIVITIES .........        (4,552)              (3,949)           (4,959)           (2,038)
                                                            ---------            ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt ...........................        (1,480)              (1,032)             (335)             (327)
 Payments on short-term borrowings and
   other notes payable ................................          (309)                (333)             (241)           (1,403)
 Proceeds from exercise of stock options ..............         1,504                1,063                --                --
                                                            ---------            ---------         ---------         ---------
       NET CASH USED IN FINANCING ACTIVITIES ..........          (285)                (302)             (576)           (1,730)
                                                            ---------            ---------         ---------         ---------

Net increase (decrease) in cash and cash
 equivalents ..........................................        (6,779)               1,342            (3,086)          (12,145)
Cash and cash equivalents at beginning of
 period ...............................................        28,932               27,590            30,676            42,821
                                                            ---------            ---------         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $  22,153            $  28,932         $  27,590         $  30,676
                                                            =========            =========         =========         =========

Cash paid for interest ................................     $   1,349            $     762         $     391         $  10,416
                                                            =========            =========         =========         =========

Cash paid for reorganization costs ....................     $     525            $     891         $   2,311         $   2,921
                                                            =========            =========         =========         =========

Non-cash financing activities:
Incurrence of capital lease obligations ...............     $     294            $   2,180         $      --         $      --
                                                            =========            =========         =========         =========

          See accompanying notes to consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

         Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides fixed broadband wireless services in medium and small markets across Texas and the Midwestern United States. The Company controls up to approximately 200 MHz of radio spectrum in the 2.1 and 2.5 GHz band licensed by the Federal Communications Commission ("FCC") in 93 markets (including three markets for which there is a definitive agreement to acquire). The Company currently provides high-speed wireless Internet access service under temporary developmental FCC licenses in three markets (including one trial market), primarily to medium-sized and small businesses, small offices/home offices and telecommuters.

         At December 31, 2000, Nucentrix provided wireless subscription television service in 58 markets, including an offering of up to 185 digital channels from DIRECTV, Inc. ("DIRECTV") and its distributors in over 50 markets.

(b) Financial Restructuring

         On December 4, 1998, Nucentrix filed a voluntary, prenegotiated Plan of Reorganization (the "Plan" or "Plan of Reorganization") under Chapter 11 of the U.S. Bankruptcy Code, with the prepetition support from holders of more than 70% in principal amount of its 13% Senior Notes ("Old 13% Notes") and 14% Senior Notes ("Old 14% Notes") (collectively, "the Old Senior Notes"). On April 1, 1999 (the "Effective Date"), Nucentrix canceled all issued and outstanding common stock, stock options and warrants and issued 10,000,000 shares of new common stock and warrants to purchase 825,000 shares of common stock. Nucentrix also is obligated under the Plan to issue warrants to purchase an additional 275,000 shares of common stock to certain classes of or claims against and/or interests in Nucentrix, which will become issuable upon the resolution of certain pending litigation claims.

         Nucentrix continued business operations as a debtor-in-possession until the Plan was fully consummated. Prior to April 1, 1999, the obligations of Nucentrix that were eligible for compromise under the Plan were classified as Liabilities Subject to Compromise on Nucentrix's Consolidated Balance Sheets as of December 31, 1998, and March 31, 1999. As of December 4, 1998, Nucentrix discontinued the accrual of interest and amortization of deferred debt issuance costs and discounts to notes payable related to Liabilities Subject to Compromise. On March 15, 1999, the U.S. Bankruptcy Court for the District of Delaware confirmed the Plan, and Nucentrix consummated the Plan on April 1, 1999.

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

                                                                              FRESH START REPORTING
                                                           ---------------------------------------------------------
                                                               PREDECESSOR         ADJUSTMENTS          SUCCESSOR
                                                           -----------------    -----------------   ----------------

  Current assets ......................................        $  33,931                                 $  33,931
  Systems and equipment, net ..........................           61,909            $  (2,917)(A)           58,992
  License and leased license investment, net ..........           78,088                                    78,088
  Note and lease receivables ..........................            3,763                                     3,763
  Other assets, net ...................................                                (4,750)(B)
                                                                   5,222                3,802 (A)            4,274
                                                               ---------            ---------            ---------
                                                               $ 182,913            $  (3,865)           $ 179,048
                                                               =========            =========            =========

  Current liabilities .................................        $  18,818                                 $  18,818
  Long-term debt, less current portion ................           13,855                                    13,855
  Other liabilities ...................................              149                                       149
  Liabilities subject to compromise ...................          322,781            $(322,781)(B)               --
  Stockholders' equity(deficit):
    Old common stock ..................................               20                  (20)(A)               --
    Additional paid-in capital ........................          261,943             (261,943)(A)               --
    Accumulated deficit ...............................         (434,295)             318,031 (B)               --
                                                                                      116,264 (A)
    Treasury stock-- 13,396 shares at cost ............             (358)                 358 (A)               --
    New common stock ..................................               --                   10 (A)               10
    New additional paid-in capital ....................               --              146,216 (A)          146,216
                                                               ---------            ---------            ---------
            Total stockholders' equity (deficit) ......         (172,690)             318,916              146,226
                                                               ---------            ---------            ---------
                                                               $ 182,913            $  (3,865)           $ 179,048
                                                               =========            =========            =========

----------

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

         As a result of the application of Fresh Start Reporting, financial information in the accompanying Consolidated Financial Statements as of December 31, 2000 and 1999, and for the year ended December 31, 2000, and the period from the Effective Date to December 31, 1999 (collectively, the "Successor Period"), is presented on a different basis than the financial information for the year ended December 31, 1998, and for the period January 1, 1999, to the Effective Date (collectively, the "Predecessor Period"). Accordingly, such information is not comparable. The Predecessor Period includes operations through March 31, 1999, plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations for the year ended December 31, 2000, and the period from the Effective Date through December 31, 1999.

         Federal income tax law requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to permanently reduce federal tax attributes. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). Management has elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in the tax basis of depreciable assets was approximately $56 million. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards at December 31, 2000. (See Note 10 for further discussion).

(c) Liquidity

         Nucentrix's Consolidated Financial Statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company anticipates that additional capital will be required to fully implement its long-term business strategy. However, until such additional capital becomes available on acceptable terms, the Company has implemented a plan to maximize cash resources and reduce expenditures in 2001. The Company announced in February 2001 that it had extended its technology trial with Cisco Systems, Inc. ("Cisco"), and reduced the number of markets in which it intends to launch broadband wireless Internet service in 2001. The Company is continuing to evaluate the development of technology by Cisco and other vendors for MMDS service, as well as the capital markets and other sources of financing. However, until the Company is able to deploy a cost-effective and reliable technology platform, and has obtained financing on satisfactory terms and conditions, the Company intends to continue to look for efficiencies, maximize its cash resources and preserve its spectrum resources. This may result in deployment of no new Internet markets in 2001. The Company expects that under this plan, cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business at least through the second quarter of 2002.

         The Company is continuing to evaluate its near and long-term capital needs, and likely will seek additional capital in 2001. Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. The Company can provide no assurance that such capital or financing will be available in a timely manner or on satisfactory terms.

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

         Other assets include $398,000 in restricted investments in bank certificates of deposit pledged as collateral for long-term operating leases. Although these certificates of deposit have original maturities of less than one year, the Company must renew them for the length of the lease and such investments are therefore classified as long-term assets.

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

         The direct costs of video subscriber installations include reception materials and equipment on subscriber premises and installation labor, which are amortized over the useful life of the asset (presently five years) for the recoverable portion and the estimated average subscription term (presently three years) for the nonrecoverable portion of such costs. The nonrecoverable portion of the cost of a subscriber installation becomes fully depreciated upon subscriber disconnect.

(h) License and Leased License Investment

         License and leased license investment includes costs incurred to acquire and/or develop broadband wireless channel rights and are amortized over 15 years beginning with inception of service in each market.

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

(j) Revenue Recognition

         Revenues from subscribers are recognized as service is provided. Revenue from agency relationships with DIRECTV and its distributors are deferred and recognized over the expected term of the DIRECTV customer relationship.

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

(l) Net Loss Per Common Share -- Basic and Diluted

         The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Outstanding options to purchase 902,700 and 713,000 shares of common stock at December 31, 2000 and 1999, respectively and outstanding warrants to purchase 825,000 shares of common stock at December 31, 2000 and 1999, were not included in the computation of diluted loss per share because their effects are antidilutive. Earnings per share information has not been presented for the Predecessor Period as the Company was recapitalized on the Effective Date in connection with the Plan, and accordingly, per share amounts are not comparable between the Predecessor and Successor Periods.

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

(n) Concentrations of Credit Risk and Accounts Receivable

         Nucentrix's subscribers and the related accounts receivable are primarily residential subscribers that are concentrated in nine states across Texas and the Midwestern United States. Nucentrix establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific subscribers, historical trends and other information.

(o) Other Assets

         Other assets include amounts allocated to subscriber value and excess reorganization value. These assets are amortized on a straight line basis over the estimated useful lives of three years and 15 years, respectively.

(p) Reclassifications

         Certain prior year balances have been reclassified to conform to the current year presentation.

(q) Stock-Based Compensation

         The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company has provided pro forma disclosures as if the fair value-based method of accounting for these plans, as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied. (See Note 9)

(r) Comprehensive Income

         Effective January 1, 1998, Nucentrix adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For all periods presented, comprehensive income (loss) and net income (loss) are the same amount.

(s) Segment Reporting

         In January 1998, Nucentrix adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based on the criteria outlined in SFAS No. 131, Nucentrix was comprised of two reportable segments at the end of 2000 (i) distribution of subscription television services, and (ii) delivery of IP-based services (See Note 14).

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

         Throughout the second and third quarters of 1998, Nucentrix analyzed various recapitalization and restructuring alternatives with the assistance of Wasserstein Perella & Company, including consensual, out-of-court alternatives. In October 1998, Nucentrix announced that it intended to file a voluntary prenegotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (See Note 1(b)). This event caused Nucentrix to evaluate all of its long-lived assets for impairment according to the requirements of SFAS No. 121. Nucentrix retained the services of a third party to assist in performing a fair market valuation of substantially all of Nucentrix's assets. This valuation resulted in a non-cash impairment charge during the third quarter of 1998 of $105.8 million, as follows:

        DESCRIPTION OF WRITE-DOWNS

        Systems and equipment......................................  $  44,510
        License and leased license investment......................     36,550
        Excess of cost over fair value of net assets acquired......     24,731
                                                                     ---------
                  Total............................................  $ 105,791
                                                                     =========

         Nucentrix's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing, interference issues, or competition.

(3) SYSTEMS AND EQUIPMENT

         Systems and equipment consists of the following at December 31, 2000 and 1999:

                                                                             2000           1999
                                                                          ---------       --------

        Equipment awaiting installation...............................    $  1,531        $  1,910
        Subscriber premises equipment and installation costs..........      30,984          35,016
        Transmission equipment and system construction costs..........      27,102          27,183
        Office furniture and equipment................................       1,857             699
        Assets under capital leases...................................       3,935           3,641
        Buildings and leasehold improvements..........................         455             438
                                                                          --------        --------
                                                                            65,864          68,887
        Accumulated depreciation and amortization.....................     (23,705)        (12,894)
                                                                          --------        ---------
                                                                          $ 42,159        $ 55,993
                                                                          ========        ========

         In the fourth quarter of 1999, Nucentrix sold 30 of its communication towers to SBA Towers, Inc. ("SBA Towers") for approximately $6.2 million in a transaction accounted for as a sale-leaseback (see Note 6). This transaction resulted in a deferred gain of approximately $3.8 million. The sale of four additional tower sites was closed in the second and third quarters of 2000 for approximately $830,000, resulting in a deferred gain of approximately $450,000. During the year ended December 31, 2000, $400,000 of the total $4.2 million gain was recognized as other income. The remaining deferred gain is included in other long-term liabilities (long-term portion) and accrued liabilities (current portion) on the accompanying consolidated balance sheet as of December 31, 2000.

         See Note 2 for discussion of systems and equipment written down in the third quarter of 1998.

(4) FCC LICENSES AND OPERATING LEASES

         License and leased license investment consists primarily of costs incurred in connection with the Company's acquisition and development of channel rights. Channel rights represent the right to utilize all of the capacity on channels operated under a license received from the FCC. These assets are recorded at cost and amortized using the straight line method over the assets' estimated useful lives, approximately 15 years, beginning with the inception of service in each market. Accumulated amortization on license and leased license investments was $15.2 million and $8.4 million at December 31, 2000 and 1999, respectively. Additions to license and leased license investment of $3.2 million and $137,000 during 2000 and 1999, respectively, consisted of engineering and other costs related to the preparation and filing of applications with the FCC for two-way use of our spectrum, as well as the cost to acquire new licenses in several markets.

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

         Channel lease agreements generally require payments based on the greater of specified minimums or amounts based upon subscriber levels or revenues. Channel lease payments generally begin upon the completion of construction of transmission equipment and facilities and upon approval for operation under FCC rules. For certain leases, payments begin upon grant of the channel rights. Channel lease expense was $3.5 million, $900,000, $2.7 million, and $3.0 million for the year ended December 31, 2000, the periods from January 1, 1999, to the Effective Date, from the Effective Date to December 31, 1999, and for the year ended December 31, 1998, respectively.

         Nucentrix also has other operating leases for office space, vehicles, equipment, and transmission tower space. Rent expense incurred in connection with these leases was $2.6 million, $1 million, $2.7 million, and $4.2 million for the year ended December 31, 2000, the periods from January 1, 1999, to the Effective Date, from the Effective Date to December 31, 1999, and for the year ended December 31, 1998, respectively.

         Future minimum lease payments due under noncancellable leases at December 31, 2000, are as follows:

                                                                                    OTHER
              YEAR ENDING                                      CHANNEL            OPERATING
              DECEMBER 31                                      LEASES               LEASES
              -----------                                      ------               ------

              2001.........................................    $ 2,943             $ 2,161
              2002.........................................      2,456               1,564
              2003.........................................      2,272               1,202
              2004.........................................      1,985                 758
              2005.........................................      1,900                 424

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consists of the following at December 31, 2000 and 1999:

                                                                      2000              1999
                                                                    --------          --------

              Accounts payable.................................     $    168          $  1,083
              Accrued programming..............................        1,912             2,394
              Subscriber deposits..............................          345               319
              Deferred revenue (Note 1(j)).....................        5,198             6,891
              Accrued sales, property and franchise taxes......          996             1,474
              Accrued compensation and benefits................        1,298             1,782
              Other accrued expenses and other liabilities.....        3,248             2,830
                                                                    --------          --------
                                                                    $ 13,165          $ 16,773
                                                                    ========          ========

(6) LONG-TERM DEBT

         Long-term debt at December 31, 2000 and 1999, consists of the following:

                                                                   2000              1999
                                                                ---------         ---------

         Capital leases...................................      $   2,762         $  2,776
         Other notes payable..............................         12,199           13,740
                                                                ---------         --------
                                                                   14,961           16,516
         Less current portion.............................         (2,014)          (1,845)
                                                                ---------         --------
                                                                $  12,947         $ 14,671
                                                                =========         ========

         In December 1999, Nucentrix entered into capital lease agreements with SBA Towers to lease back space on 34 towers which Nucentrix sold to SBA Towers in 1999 and 2000 (See Note 3). A lease obligation of $2.2 million was recorded in connection with the lease of 30 of the towers as of December 31, 1999, and an additional obligation of $294,000 was recorded when the sale of the four remaining towers closed during 2000. These capital lease obligations have an initial term of 10 years, with three (3) five-year renewal options. The Company also leases computer and office equipment under capital leases, with remaining terms of one to three years.

         Other notes payable at December 31, 2000 and 1999, relate to the acquisition of BTAs from the FCC. The note payable to the FCC bears interest at 9.5%, payable quarterly over ten years beginning November 1996. Quarterly principal payments are payable over the remaining eight years beginning November 1998.

         Nucentrix and CS Wireless Systems, Inc. ("CS Wireless") entered into a lease and purchase option agreement for certain of the BTAs (collectively, the "Leased BTAs") awarded to Nucentrix at a total cost of approximately $5.2 million. Under this agreement, CS Wireless reimburses Nucentrix for principal and interest paid to the FCC for the Leased BTAs. As of December 31, 2000 and 1999, the amount of FCC debt related to the Leased BTAs totaled $2.4 million (net of current portion of $400,000), and $2.8 million (net of current portion of $400,000), respectively, and has been recorded as a receivable.

         Aggregate maturities of long-term debt as of December 31, 2000, for the five years ending December 31, 2005, are as follows: 2001 -- $2.0 million; 2002 -- $2.1 million; 2003 -- $2.2 million; 2004 -- $2.4 million; and 2005 -- $2.7 million.

Debt Cancellation Under the Plan

         On April 1, 1999, under the terms of the Plan, the Old 13% Notes, Old 14% Notes and Old Convertible Notes were canceled. The holders of the Old Senior Notes and Old Convertible Notes received 9,700,000 and 300,000 shares, respectively, of newly issued common stock in exchange for cancellation of their debt. The holders of the Old Convertible Notes also received warrants to purchase 825,000 shares of newly issued common stock. As of December 4, 1998, Nucentrix discontinued the accrual of interest and amortization of deferred debt issuance costs and discounts on notes payable related to Liabilities Subject to Compromise. If interest had continued to be accrued, total interest expense would have been $39.9 million for the year ended December 31, 1998, and $12.6 million for the period from January 1, 1999 to the Effective Date.

(7) OTHER LONG-TERM LIABILITIES

         Other long-term liabilities at December 31, 2000 and 1999 consists of the following:

                                                                 2000             1999
                                                               --------         --------

         Deferred gain on sale of towers (Note 3)...........    $ 3,357          $ 3,397
         Sales and franchise tax liabilities................      1,608            1,166
         Deferred revenue (Note 1(j)).......................        --               125
         Other..............................................        505              789
                                                                -------          -------
                                                                $ 5,470          $ 5,477
                                                                =======          =======

(8) ACQUISITIONS/DISPOSITIONS

CS Wireless Transaction

         Effective December 2, 1998, Nucentrix, CAI Wireless Systems, Inc. ("CAI") and CS Wireless signed a Master Agreement, pursuant to which CAI purchased Nucentrix's 36% equity interest in CS Wireless for $1.5 million. Effective May 26, 2000, CS Wireless assigned certain MDS-1 channel rights and an MMDS subscription television operating system in Radcliffe, Iowa to Nucentrix. In addition, Nucentrix assigned channel rights and related equipment in Portsmouth, New Hampshire to CS Wireless, and canceled a promissory note issued by CS Wireless to Nucentrix. The carrying value of this note on Nucentrix's Consolidated Balance Sheet at December 31,

1999, was $62,000. No gain or loss was recorded on this transaction. The final phase of the Master Agreement is the assignment of 20 MHz of Wireless Communications Service spectrum in 19 markets from CS Wireless to Nucentrix. The Company currently leases this spectrum from CS Wireless under an exclusive spectrum lease. The consummation of this assignment is subject to FCC approval.

Exchange of Equity Interest in Wireless One, Inc.

         In January 2000, the Company exchanged 2,911,725 shares of common stock in Wireless One, Inc. ("Wireless One") for approximately $3.8 million, pursuant to Wireless One's plan of reorganization under Chapter 11 of the Bankruptcy Code. In July 2000, an additional 547,783 shares of common stock in Wireless One was exchanged for approximately $700,000. After these transactions, Nucentrix retained no equity interest in Wireless One. Losses recorded in prior years for Wireless One had reduced the carrying amount of the Company's investment to zero. Accordingly, the proceeds have been classified as a gain on sale of assets and included in other income in the consolidated statement of operations for the year ended December 31, 2000.

(9) STOCKHOLDERS' EQUITY

(a) Stock Options

         The First Amended and Restated 1999 Share Incentive Plan (the "New Stock Option Plan") provides for the grant of options to purchase a maximum of 1,300,000 shares of common stock of the Company. Options vest according to schedules set by the Compensation Committee of the Board of Directors. The 1994 Employee Stock Option and Non-Employee Director Plans (collectively, the "Old Stock Option Plans") provided for the granting of options to purchase a maximum of 1,950,000 and 50,000 shares of common stock, respectively.

         On April 1, 1999, the Effective Date of the Plan, the Old Stock Option Plans were canceled and the New Stock Option Plan was adopted.

         A summary of option activity during 1998, 1999 and 2000 follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                          NUMBER              EXERCISE
                                                        OF OPTIONS             PRICE
                                                        ----------             -----

    Outstanding at December 31, 1997.............         1,357,000           $   6.42
    Granted......................................           165,000           $   3.33
    Forfeited....................................           (72,000)          $   7.19
                                                       ------------
    Outstanding at December 31, 1998.............         1,450,000           $   6.03
    Canceled on April 1, 1999....................        (1,450,000)          $   6.03
                                                       ------------
    Granted under New Stock Option Plan..........           807,000           $  12.50
    Exercised....................................           (85,000)          $  12.50
    Forfeited....................................            (9,000)          $  12.50
                                                       ------------
    Outstanding at December 31, 1999.............           713,000            $ 12.50
    Granted at market............................           252,000            $ 21.64
    Granted at less than market..................           110,000            $ 21.41
    Exercised....................................          (120,452)           $ 12.50
    Forfeited....................................           (51,848)           $ 12.50
                                                       ------------
    Outstanding at December 31, 2000.............           902,700            $ 16.13
                                                       ============

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                            OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                              -------------------------------------------------          -------------------------------
                                                     WEIGHTED-
                                                      AVERAGE        WEIGHTED-                                 WEIGHTED-
                                NUMBER               REMAINING        AVERAGE              NUMBER               AVERAGE
        RANGE OF              OUTSTANDING           CONTRACTUAL      EXERCISE            EXERCISABLE           EXERCISE
     EXERCISE PRICES          AT 12/31/00              LIFE            PRICE             AT 12/31/00             PRICE
     ---------------          -----------           -----------      ---------           -----------           ---------

    $12.50 - $18.75             595,700             5.38  years       $ 12.60              338,532             $ 12.50
    $18.76 - $28.14             303,000             6.56  years       $ 22.90                  --                   --
    $29.50                        4,000             6.25  years       $ 29.50                  --                   --

         At December 31, 1999 and 1998, the number of options exercisable and the weighted average exercise prices of those options were 397,480 and 719,000 and $12.50 and $9.73, respectively.

         The per share weighted average fair values of stock options granted during fiscal years 2000, 1999 and 1998, estimated on the dates of grant using the Black-Scholes option pricing model, were as follows:

                                                                 2000             1999               1998
                                                             -----------      ------------       -----------

         Options whose exercise price equaled
           market price on grant date                          $  15.74          $   8.52         $   1.16
         Options whose exercise price was less than
           market price on grant date                          $  20.63          $   --           $  --

         The following weighted-average assumptions for stock options granted during fiscal years 2000, 1999 and 1998 were used:

                                                          2000             1999             1998
                                                        ---------        --------         ------

     Expected dividend yield.........                       0%               0%               0%
     Stock price volatility..........                      89%              81%             131%
     Risk-free interest rate.........                     6.0%             5.1%             5.5%
     Expected option term............                    5 years          5 years          5 years

         Nucentrix applies APB Opinion No. 25 in accounting for its stock option plans and has recorded compensation expense of $169,000 related to the issuance of stock options in the Consolidated Financial Statements for the year ended December 31, 2000. Had Nucentrix determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, net loss and loss per share would have been increased as indicated below:

                                                         SUCCESSOR                                   PREDECESSOR
                                          -----------------------------------------    -------------------------------------
                                                                    PERIOD FROM          PERIOD FROM
                                              YEAR ENDED         EFFECTIVE DATE TO     JANUARY 1, 1999           YEAR ENDED
                                          DECEMBER 31, 2000       DECEMBER 31, 1999    TO EFFECTIVE DATE     DECEMBER 31, 1998
                                          -----------------      ------------------    -----------------     -----------------

Net income (loss) attributable
  to common stockholders:
  As reported...........................      $ (22,079)           $ (17,244)             $ 166,183            $ (211,561)
  Pro forma for SFAS No. 123............      $ (22,796)           $ (21,758)             $ 166,183            $ (213,077)
Net loss per share -- Basic and
  Diluted:
  As reported...........................      $   (2.17)           $   (1.71)                   N/A                   N/A
  Pro forma for SFAS No. 123............      $   (2.24)           $   (2.16)                   N/A                   N/A

         Pro forma net loss reflects only options granted after 1994. Compensation cost is reflected over the options' vesting period of three to five years.

(b) Old Common Stock to Officers

         In April 1998, Nucentrix issued 10,000 shares of common stock to an officer of Nucentrix. The quoted market price of the shares on the grant date has been expensed in the accompanying Consolidated Financial Statements. This common stock was canceled on April 1, 1999, the Effective Date of the Plan.

(c) Warrants

         On April 1, 1999, under the terms of the Plan, holders of Old Convertible Notes received warrants to purchase 825,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of the Company. As of December 31, 2000 and 1999, all of these warrants were outstanding.

(10) INCOME TAXES

         Income tax expense (benefit) for the year ended December 31, 2000, the periods from the Effective Date to December 31, 1999, and from January 1, 1999 to the Effective Date, and for the year ended December 31, 1998, differed from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as a result of the following:

                                                       SUCCESSOR                                    PREDECESSOR
                                       ----------------------------------------       --------------------------------------
                                                                 PERIOD FROM             PERIOD FROM
                                            YEAR ENDED        EFFECTIVE DATE TO        JANUARY 1, 1999          YEAR ENDED
                                       DECEMBER 31, 2000      DECEMBER 31, 1999       TO EFFECTIVE DATE    DECEMBER 31, 1998
                                       -----------------     ------------------       ------------------   -----------------
Computed "expected" tax expense
  (benefit).........................        $ (7,728)             $ (6,035)               $ 58,164           $ (73,890)
Amortization and write-down of
  goodwill..........................              --                   337                     113               9,300
Discharge of debt...................              --                    --                 (64,300)                 --
Loss for which no tax benefit was
  recognized........................            8,169                6,043                   6,175              68,812
State income tax....................            (441)                 (345)                   (152)             (4,222)
                                            --------              --------                --------           ---------
                                            $     --              $     --                $     --           $      --
                                            ========              ========                ========           =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:

                                                          2000                 1999
                                                       ----------           ----------

    Deferred tax assets:
      Net operating loss carryforwards ........        $   81,400           $  124,647
      Subscriber receivables...................               151                  151
      Asset impairment.........................             7,498               28,080
      Systems and equipment....................            14,770                7,964
      Deferred revenue.........................             2,598                1,674
      Debt restructuring.......................                --                1,229
      Other....................................             1,822                3,375
                                                       ----------           ----------
    Total gross deferred tax assets............           108,239              167,120
    Less valuation allowance...................          (100,421)            (162,802)
                                                       ----------           ----------
      Net deferred tax assets..................             7,818                4,318
    Deferred tax liabilities:
      License and leased license investment ...            (7,818)              (4,318)
                                                       ----------           ----------
    Net deferred tax liability.................        $       --           $       --
                                                       ==========           ==========

         The net changes in the total valuation allowance for the year ended December 31, 2000, the periods from the Effective Date to December 31, 1999 and from January 1, 1999 to the Effective Date, and for the year ended December 31, 1998, were increases (decreases) of ($62.4) million, $8.9 million, $2.6 million, and $82.6 million, respectively. In assessing the realizability of deferred tax assets, Nucentrix considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. Nucentrix considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, Nucentrix has fully reserved all deferred tax assets to the extent such assets exceed deferred tax liabilities.

         As a result of the cancellation of the Old Senior Notes, Old Convertible Notes and common stock outstanding at the Effective Date, and the issuance of new shares of common stock and warrants in accordance with the Plan, federal tax law requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to permanently reduce federal tax attributes. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock. Management has elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in the tax basis of depreciable assets was approximately $56 million. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards at December 31, 2000. These net operating loss carryforwards expire in years 2013 through 2019. Nucentrix estimates that approximately $38 million of the above carryforwards relate to various acquisitions and are subject to certain limitations.

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

(11) RELATED PARTY TRANSACTIONS

         During 1999, Nucentrix leased office space from entities owned by certain former officers and directors of Nucentrix for which the expense amounted to approximately $19,000 for the period from January 1, 1999, to the Effective Date, $58,000 for the period from the Effective Date to December 31, 1999 and $205,000 in 1998. In connection with its restructuring, Nucentrix terminated approximately 56,000 square feet of such leases. The Company then terminated all of these remaining leases in November 1999.

         In 1997, Nucentrix, CS Wireless, Wireless One, and CAI formed Wireless Enterprises, LLC ("Wireless Enterprises"). Wireless Enterprises is a programming cooperative that negotiated programming and marketing services with suppliers of programming. In 1998 Nucentrix paid approximately $24.5 million to Wireless Enterprises as reimbursement of programming expenses and for other administrative services. The Company did not purchase programming from Wireless Enterprises during 1999 or 2000.

(12) COMMITMENTS AND CONTINGENCIES

         Certain former directors and officers of the Company's predecessor, Heartland Wireless Communications, Inc. ("Heartland"), to whom the Company may have indemnity obligations, are defendants in a purported class action securities lawsuit filed in State District Court in Kleburg County, Texas in July 1998. This action alleges, among other things, various violations of state securities laws. In June 2000, the plaintiffs' counsel in this matter notified counsel for defendants that the maximum amount of damages sought by the plaintiffs in this matter was $700 million. The plaintiffs previously had indicated in a statement of the case that their purported class damage models indicated total damages of $70.5 million. In addition, certain former officers and directors of Heartland, to whom the Company also may have indemnity obligations, are defendants in a federal securities action filed in U.S. District Court for the Northern District of Texas in February 1998. In June 2000, the court dismissed the plaintiffs' claims in this matter, with prejudice. The plaintiffs have appealed the dismissal to the U.S. Circuit Court of Appeals for the Fifth Circuit.

         The Company is a party to five purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees in violation of various states' laws. All of these lawsuits were filed by the same plaintiff's attorney in various state courts in Texas. These lawsuits generally allege that administrative late fees charged by Nucentrix are unenforceable and/or usurious. The lawsuits generally seek to certify a class to represent all persons receiving wireless cable service from Nucentrix or who have been charged a late fee by Nucentrix, and seek a declaration that any contractual provisions for Nucentrix's administrative late fees are void or usurious, as well as money damages, interest, attorneys' fees, and costs.

         In 2001, the court in one of the late fee actions, Ysasi, et al. v. Heartland Wireless Communications, Inc. (98 6430-B), denied the plaintiff's motion for class certification. This matter is set for trial in April 2001. Also in 2001, the court in another late fee action, Ortiz, et al. v. Nucentrix Broadband Networks, Inc. (S-00-5731-CV-B), granted the Company's Motion to Compel Arbitration in accordance with the plaintiff's customer agreement, and dismissed the matter without prejudice.

         The Company, certain former directors and officers of the Company to whom the Company may have indemnity obligations, certain subsidiaries of the Company, and other parties are defendants in a purported civil class action lawsuit filed in October 2000 and alleging violation of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). This case is styled Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134), and is pending in U.S. District Court for the Southern District of Texas, Laredo Division. The plaintiff in the Nolen action is represented by the same counsel who filed the state court lawsuits described above in this Note 12. The Nolen action alleges that the Company and other defendants together caused the collection of an unlawful debt comprised of a service fee for subscription television services and an administrative late fee, in violation of RICO. The plaintiff seeks to represent a class consisting of all persons from whom any of the defendants has collected a late fee. The plaintiff in Nolen seeks disgorgement and payment of unspecified restitution to members of the purported class, as well as treble damages, attorneys' fees, interest, and costs.

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

         In September 1999, two former stockholders of Heartland filed a Motion to Revoke the U.S. Bankruptcy Court's order confirming the Company's Plan of Reorganization. The motion asserts that the Company procured the order by fraudulently undervaluing the Company's enterprise value in the confirmation process, and seeks to set aside the order. The Company has filed a Motion to Dismiss the Motion to Revoke, believes the Motion to Revoke is without merit and intends to vigorously oppose the Motion to Revoke. The Company's Motion to Dismiss the Motion to Revoke is under consideration by the Bankruptcy Court. It is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan.

         In addition, in December 2000, several former stockholders of Heartland filed a lawsuit in State Court in Bryan County, Oklahoma against certain of the Company's current and former directors and officers, and former holders of Old Senior Notes. These plaintiffs also allege that the defendants fraudulently undervalued the Company's enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. The plaintiffs seek damages in excess of $10,000 on behalf of all prepetition stockholders of Heartland, under theories of fraud, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, and constructive trust. The Company believes the allegations to be without merit and intends to vigorously defend this action on behalf of the director and officer defendants.

         In December 2000, the Company entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc. in Fayetteville and Fort Smith, Arkansas for $3.5 million in common stock of the Company. The transaction is subject to customary closing conditions, including due diligence and receipt of all required regulatory approvals. We expect to close this transaction in the second quarter of 2001.

         In May 2000, the Company entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockfort, Illinois for $5.6 million in common stock of Nucentrix and the assumption of $400,000 in BTA debt. The Company currently is awaiting FCC approval of the assignment of the Rockford BTA. There is no assurance that the Company will be able to obtain this approval. If the Company does not receive such approval, or otherwise receive confirmation from the FCC that the BTA is in good standing, the Company may terminate or modify the purchase agreement. The transaction is subject to other customary closing conditions including due diligence.

         The FCC and other government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for third generation, or "3G," mobile wireless services worldwide. Several frequency bands are being studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which the Company holds substantially all of its MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. The Company intends to vigorously oppose any effort to share or reallocate any of its spectrum for 3G services. However, the Company cannot predict how these various proceedings will be resolved. Nucentrix could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of its fixed wireless services to another frequency band. It is impossible to determine at this time exactly what impact, if any, spectrum sharing or relocation would have on the Company's consolidated financial condition, results of operations or cash flows.

         The Company also is a party to other legal and regulatory proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration for amounts recorded in the accompanying condensed consolidated financial statements, the ultimate effects of such other matters are not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of Nucentrix's financial instruments at December 31, 2000 and 1999. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties:

                                                                 2000                          1999
                                                      ----------------------         ------------------------
                                                       CARRYING       FAIR            CARRYING         FAIR
                                                        AMOUNT        VALUE            AMOUNT         VALUE
                                                      ---------     --------         ---------      ---------

       Restricted assets-- investments in bank
         certificates of deposit.................     $    600      $    600         $    650        $    650

       Note receivable from affiliate............        2,759         2,759            3,212           3,212

       Long-term debt............................       14,961        15,464           16,516          16,516

         The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate the carrying amounts of these assets and liabilities because of the short maturity of these instruments.

         The carrying value of bank certificates of deposit approximates fair value since the term of the underlying deposits is short-term at the reporting date. The carrying amount of note receivable from affiliate approximates fair value since the interest rate equates to the market rate of interest. The fair values of the long-term debt are based on management's estimates derived from current rates offered for similar borrowings.

(14) SEGMENT REPORTING

         Historically the Company has been considered to have a single reportable segment: the distribution of subscription television services. However, based on the Company's long-term business strategy to provide broadband wireless services in its markets, the Company is considered to be comprised of two reportable segments at the end of 2000: (i) distribution of subscription television services and (ii) delivery of IP-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Information regarding operating segments as of and for the years ended December 31, 2000 and 1999 is presented in the following tables. For comparison purposes, references to the year ended December 31, 1999, represent the combined amounts for the period of January 1, 1999, through the Effective Date and the period from the Effective Date through December 31, 1999.

                                                  REVENUES         INTERSEGMENT
                                                FROM EXTERNAL        REVENUE
                                               CUSTOMERS (A)       (EXPENSE) (B)         EBITDA
                                              ---------------      ------------         ---------

YEAR ENDED
DECEMBER 31, 2000
Subscription television services segment          $ 60,638          $ (4,449)           $ 10,344
IP-based services segment                              408             4,449              (9,473)
Other                                                   --                --              (1,073)
                                                  --------          ---------           --------
Total                                             $ 61,046          $     --            $   (202)
                                                  ========          =========           ========

YEAR ENDED
DECEMBER 31, 1999
Subscription television services segment          $ 70,386          $ (4,779)           $  9,912
IP-based services segment                               89             4,779              (4,593)
Other                                                   --                --              (2,491)
                                                  --------          --------            --------
Total                                             $ 70,475          $     --            $  2,828
                                                  ========          ========            ========

         A reconciliation from the segment information to the loss before reorganization costs and extraordinary item for the years ended December 31, 2000 and 1999 is as follows:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                ------------------------------
                                                   2000                1999
                                                ---------          -----------

EBITDA  (C)                                     $    (202)         $   2,828
Depreciation and amortization                     (27,321)           (25,271)
                                                ---------          ---------
Operating loss                                    (27,523)           (22,443)
Interest income                                     1,976              1,583
Interest expense                                   (1,371)            (1,147)
Other income (expense), net                         4,839                485
Loss before reorganization costs                ---------          ---------
 and extraordinary item                         $ (22,079)         $ (21,522)
                                                =========          =========

         Total expenditures for additions to long-lived assets during the years ended December 31, 2000 and 1999 are as follows:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                ------------------------------
                                                   2000                1999
                                                ---------          -----------

Subscription television services segment          $  5,112           $ 14,162
IP-based services segment                            4,701                778
Other                                                  522                356
                                                  --------           --------
Total                                             $ 10,335           $ 15,296
                                                  ========           ========


                                                       TOTAL ASSETS AT
                                                          DECEMBER 31,
                                                ------------------------------
                                                   2000                1999
                                                ---------          -----------

Subscription television services segment         $  39,557          $  53,634
IP-based services segment                           77,295             80,822
Other                                               26,428             34,355
                                                 ---------          ---------
Total                                            $ 143,280          $ 168,811
                                                 =========          =========

         (A) Revenues from the subscription television services segment's agency relationship with DIRECTV represent approximately $6.3 million and $4.3 million of the Company's consolidated revenue for the years ended December 31, 2000 and 1999, respectively.

         (B) Intersegment revenue (expense) represents a charge from the IP-based services segment to the subscription television services segment for the use of shared assets. The "other" category includes corporate expenses, other income and assets not considered part of the two reportable segments.

         (C) EBITDA. EBITDA, or earnings before interest, taxes, depreciation, and amortization, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunication industries. EBITDA is also widely accepted as a financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables present unaudited financial data of Nucentrix for each quarter of fiscal years 2000 and 1999.


                                                                                               SUCCESSOR
                                                                     ------------------------------------------------------------
                                                                     MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                                     --------         --------       ------------     -----------

      Year Ended December 31, 2000:
        Revenues ............................................        $ 16,323         $ 15,818         $ 14,697         $ 14,208
        Operating loss ......................................          (5,985)          (7,390)          (7,450)          (6,698)
        Net loss ............................................          (2,024)          (7,149)          (6,446)          (6,460)
        Net loss per common share--basic and
           diluted ..........................................           (0.20)           (0.70)           (0.63)           (0.64)


                                                                   PREDECESSOR                         SUCCESSOR
                                                                   -----------        ---------------------------------------------
                                                                     MARCH 31         JUNE 30         SEPTEMBER 30     DECEMBER 31
                                                                     --------         -------         ------------     ------------

      Year Ended December 31, 1999:
        Revenues ............................................        $ 18,466         $ 17,269         $ 17,592         $ 17,148
        Operating loss ......................................          (5,393)          (5,551)          (5,311)          (6,188)
        Net loss before extraordinary item ..................          (7,600)          (4,935)          (5,845)          (6,464)
        Net loss per common share-- basic and
           diluted ..........................................             N/A            (0.49)           (0.58)           (0.64)

         During the fourth quarter of 1999, Nucentrix revised its method of recognizing revenue from its agency relationships with DIRECTV and its distributors. The effect of this change on the first, second and third quarters of 1999 was an increase in reported revenues of $380,000, $458,000 and $1 million, respectively, and an increase in reported depreciation expense of $151,000, $287,000 and $432,000, respectively. The effect of this change on first quarter loss before extraordinary item was an increase of $229,000. The impact of this change on the second and third quarters was a decrease in net loss and loss per basic and diluted common share of $171,000 and $0.02, and $568,000 and $0.06, respectively. These quarters have been restated to reflect this change.

                                                                     SCHEDULE II




               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                    ADDITIONS
                                                   BALANCE AT       CHARGED TO                                         BALANCE AT
                                                    BEGINNING       COSTS AND      CHARGED TO                          END OF
                                                   OF PERIOD        EXPENSES         OTHER         DEDUCTIONS          PERIOD
                                                   ----------      -----------     -----------      -----------        ----------
            Description

Year ended December 31, 2000
  Allowance for doubtful accounts ............      $     407             688              --              (849)(a)    $     246
                                                    =========      ==========      ==========        ==========        =========
  Valuation allowance for deferred
     tax assets ..............................      $ 162,802              --              --           (62,381)(b)    $ 100,421
                                                    =========      ==========      ==========        ==========        =========
Year ended December 31, 1999
  Allowance for doubtful accounts ............      $     348           1,691              --            (1,632)(a)    $     407
                                                    =========      ==========      ==========        ==========        =========
  Valuation allowance for deferred
     tax assets ..............................      $ 151,253              --          11,549(b)             --        $ 162,802
                                                                   ==========      ==========        ==========        =========
Year ended December 31, 1998:
  Allowance for doubtful accounts ............      $     340           1,649              --            (1,641)(a)    $     348
                                                    =========      ==========      ==========        ==========        =========
  Valuation allowance for deferred
     tax assets ..............................      $  68,697              --          82,556(b)             --        $ 151,253
                                                                   ==========      ==========        ==========        =========


----------

(a)      Accounts written off.

(b)      Recognized as a component of deferred tax assets.

                                INDEX TO EXHIBITS


    Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

     EXHIBIT NUMBER                                       DESCRIPTION
     --------------                                       -----------


     2.1                  Registrant's Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code
                          (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
                          January 19, 1999).

     2.2                  Order Confirming Registrant's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of March 16, 1999 (incorporated by reference to Exhibit 2.2 to the Registrant's Registration
                          Statement on Form S-1, Registration No. 333-80929 (the "Form S-1")).

     3.1                  Amended and Restated Certificate of Incorporation of Registrant, (incorporated by reference to
                          Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
                          (the "March 1999 Form 10-Q")).

     3.2                  Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the March 1999 Form
                          10-Q).

     4.1                  Specimen Nucentrix Broadband Networks, Inc. Stock Certificate (incorporated by reference to Exhibit
                          4.1 to the Form S-1).

     4.2                  Registration Rights Agreement dated as of April 1, 1999, between the Registrant and the selling stockholders named therein (incorporated by reference to Exhibit 4.2 to the Form S-1).

     10.1*                Registrant's First Amended and Restated 1999 Share Incentive Plan (incorporated by reference to
                          Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333- 79913).

     10.2                 Office Lease, dated April 10, 1996, between Merit Office Portfolio Limited Partnership and the
                          Registrant for the Registrant's Plano, Texas office (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 ("June 1996 Form 10-Q")).

     10.3                 Cooperative Marketing Agreement between the Registrant and DIRECTV, dated November 12, 1997, and the following related agreements between the Registrant and DIRECTV: Transport Agreement, DSS
                          Receiver Support Agreement and Subscriber Payment Agreement (incorporated by reference to Exhibit
                          10.16 to the Registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997
                          (the "1997 Form 10-K")).

     10.4*                Registrant's Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to the 1997 Form 10-K).

     10.5*                Employment Agreement between the Registrant and Carroll D. McHenry dated as of March 6, 1998
                          (incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K).

     10.6*                Employment Agreement between the Registrant and J. Curtis Henderson dated as of April 8, 1998
                          (incorporated by reference to Exhibit 10.4 to the June 1998 Form 10-Q).

     10.7*                Employment Agreement between the Registrant and Frank H. Hosea dated as of November 3, 1998
                          (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the
                          Fiscal Year ended December 31, 1998).

     10.8*                Nonqualified Stock Option Agreement between Registrant and Carroll D. McHenry dated as of April 1,
                          1999 (incorporated by reference to Exhibit 10.15 to the Form S-1).

     10.9*                Nonqualified Stock Option Agreement between Registrant and Russell A. Wiseman dated as of January
                          31, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                          10-Q for the quarter ended March 31, 2001).

     10.10*               Nonqualified Stock Option Agreement between Registrant and Russell A. Wiseman dated as of April 3,
                          2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                          for the quarter ended June 30, 2001).

     +10.11*              Nonqualified Stock Option Agreement between Registrant and J. David Darnell dated as of November 1,
                          2000 (70,000 shares).

     +10.12*              Nonqualified Stock Option Agreement between Registrant and J. David Darnell dated as of November 1,
                          2000 (10,000 shares).

     10.13*               Nonqualified Stock Option Agreement between Registrant and J. Curtis Henderson dated as of April 1,
                          1999 (incorporated by reference to Exhibit 10.17 to the Form S-1).

     10.14*               Nonqualified Stock Option Agreement between Registrant and Frank H. Hosea dated as of April 1, 1999
                          (incorporated by reference to Exhibit 10.19 to the Form S-1).

     10.15                Registrant's Warrant Agreement, dated as of April 1, 1999 (incorporated by reference to Exhibit
                          10.2 to the March 1999 Form 10- Q).

     10.16                Master Agreement, dated as of December 2, 1998, among the Registrant, CS Wireless Systems, Inc. and
                          CAI Wireless Systems, Inc. (incorporated by reference to Exhibit 10.16 to the Registrants' Annual
                          Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K")).

     +21.1                List of subsidiaries.

     +23.1                Consent of KPMG LLP.

---------------

+ Filed herewith.