Form 10-Q
period 2001-03-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2001-05-15
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------------


                       Commission file number    0-23694
                                              ---------------

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

     Indicate by check T whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   T    No
                                               -----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                               Shares Outstanding
            Class                              as of May 1, 2001
          --------                            --------------------
  Common Stock, $.001 par value                    10,360,251

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                              MARCH 31,        DECEMBER 31,
                                                                                2001               2000
                                                                            ------------       ------------
                                                                             (UNAUDITED)
Current assets:
        Cash and cash equivalents ....................................      $     19,884       $     22,153
        Restricted assets - investment in certificates of deposit ....               201                201
        Subscriber receivables, net of allowance for
          doubtful accounts of $149 and $246, respectively ...........               591                870
        Other receivables ............................................               895              1,105
        Prepaid expenses and other ...................................             1,886              2,085
                                                                            ------------       ------------
                   Total current assets ..............................            23,457             26,414

Systems and equipment, net ...........................................            38,565             42,159
License and leased license investment, net ...........................            68,182             69,713
Note and lease receivables ...........................................             2,276              2,377
Other assets, net ....................................................             2,187              2,617
                                                                            ------------       ------------
                   Total assets ......................................      $    134,667       $    143,280
                                                                            ============       ============

Current liabilities:
        Accounts payable and accrued expenses ........................      $     11,429       $     13,165
        Current portion of long-term debt ............................             2,062              2,014
                                                                            ------------       ------------
                   Total current liabilities .........................            13,491             15,179
                                                                            ------------       ------------

Long-term debt, less current portion .................................            12,420             12,947
Other long-term liabilities ..........................................             5,438              5,470

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value; 15,000,000 shares
              authorized; none issued ................................                --                 --
        Common stock, $.001 par value; 30,000,000 shares
              authorized; 10,228,935 shares issued and outstanding
              at March 31, 2001 and December 31, 2000,
              respectively ...........................................                10                 10
        Additional paid-in capital ...................................           149,091            148,997
        Accumulated deficit ..........................................           (45,783)           (39,323)
                                                                            ------------       ------------
                   Total stockholders' equity ........................           103,318            109,684
                                                                            ------------       ------------

                   Total liabilities and stockholders' equity ........      $    134,667       $    143,280
                                                                            ============       ============




     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------
                                                               2001               2000
                                                           ------------       ------------

Revenues ............................................      $     13,904       $     16,323

Operating expenses:

        System operations ...........................             7,026              7,297
        Selling, general and administrative .........             7,380              8,044
        Depreciation and amortization ...............             6,182              6,967
                                                           ------------       ------------
                   Total operating expenses .........            20,588             22,308
                                                           ------------       ------------

                   Operating loss ...................            (6,684)            (5,985)

Other income (expense):
        Interest income .............................               378                495
        Interest expense ............................              (322)              (354)
        Other .......................................               168              3,820
                                                           ------------       ------------
                   Total other income (expense) .....               224              3,961
                                                           ------------       ------------

Net loss ............................................      $     (6,460)      $     (2,024)
                                                           ============       ============

Net loss per common share - basic and diluted .......      $      (0.63)      $      (0.20)
                                                           ============       ============

Average shares outstanding - basic and diluted ......            10,229             10,111
                                                           ============       ============


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------
                                                                              2001                2000
                                                                           ------------       ------------
Cash flows from operating activities:

        Net loss ....................................................      $     (6,460)      $     (2,024)
        Adjustments to reconcile net loss to net cash used in
              operating activities:
            Depreciation and amortization ...........................             6,182              6,967
            Gain on sale of assets ..................................              (105)            (3,922)
            Stock-based compensation ................................                94                 --
            Changes in operating assets and liabilities:
                  Subscriber and other receivables ..................               498               (398)
                  Prepaid expenses and other ........................               484                (64)
                  Accounts payable, accrued expenses and other
                         liabilities ................................            (1,662)            (1,970)
                                                                           ------------       ------------
                       Net cash used in operating activities ........              (969)            (1,411)
                                                                           ------------       ------------
Cash flows from investing activities:
        Proceeds from sale of assets ................................                --              4,033
        Purchases of systems and equipment ..........................              (758)            (1,937)
        Expenditures for licenses and leased licenses ...............              (155)              (178)
        Proceeds from note receivable ...............................                92                111
                                                                           ------------       ------------
                       Net cash provided by (used in) investing
                            activities ..............................              (821)             2,029
                                                                           ------------       ------------
Cash flows from financing activities:
        Payments on short-term borrowings and notes payable .........               (86)               (70)
        Payments on long-term debt ..................................              (393)              (359)
        Proceeds from exercise of stock options .....................                --                522
                                                                           ------------       ------------
                       Net cash provided by (used in) financing
                            activities ..............................              (479)                93
                                                                           ------------       ------------

Net increase (decrease) in cash and cash equivalents ................            (2,269)               711
Cash and cash equivalents at beginning of period ....................            22,153             28,932
                                                                           ------------       ------------
Cash and cash equivalents at end of period ..........................      $     19,884       $     29,643
                                                                           ============       ============

Cash paid for interest ..............................................      $        318       $        346
                                                                           ============       ============
Cash paid for reorganization costs ..................................      $         --       $        512
                                                                           ============       ============



     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


(1)      Description of Business

         Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides fixed broadband wireless services in medium and small markets across Texas and the Midwestern United States. The Company controls up to approximately 200 MHz of radio spectrum in the 2.1 and 2.5 gigahertz ("GHz") band licensed by the Federal Communications Commission ("FCC") in 93 markets (including one market for which there is a definitive agreement to acquire). This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service under temporary developmental FCC licenses in three markets (including one trial market), primarily to medium-sized and small businesses, small offices/home offices and telecommuters.

         At March 31, 2001, Nucentrix provided wireless subscription television service in 58 markets, including an offering of up to 185 digital channels from DIRECTV, Inc. and its distributors in over 50 markets.

(2)      Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company anticipates that additional capital will be required to fully implement its long-term business strategy. However, until such additional capital becomes available on acceptable terms, the Company has implemented a plan to maximize cash resources and reduce expenditures in 2001. The Company has extended its technology trial with Cisco Systems, Inc. ("Cisco") and is continuing to evaluate the development of technology by Cisco and other vendors for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until the Company is able to deploy a technology platform for which at least one other major MMDS operator has made a substantial purchase commitment, and has obtained financing on satisfactory terms and conditions, the Company intends to continue to look for efficiencies, maximize its cash resources and preserve its spectrum resources. This likely will result in deployment of no new Internet markets in 2001 or until another large MMDS operator makes a substantial purchase commitment to a particular technology platform. The Company expects that under this plan, cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business at least through the second quarter of 2002.

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

(3)      Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

(4)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 2000 audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for 2000.

(5)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Outstanding options to purchase 907,700 and 782,500 shares of common stock at March 31, 2001 and 2000, respectively, and outstanding warrants to purchase 825,000 shares of common stock at March 31, 2001 and 2000, were not included in the computation of diluted loss per share because their effects are antidilutive.

(6)      Commitments and Contingencies

         Three former directors and officers of the Company's predecessor, Heartland Wireless Communications, Inc. ("Heartland"), to whom the Company may have indemnity obligations, are defendants in a purported class action securities lawsuit filed in State District Court in Kleberg County, Texas in July 1998. This action alleges, among other things, various violations of state securities laws. In June 2000, the plaintiffs' counsel in this matter notified counsel for defendants that the maximum amount of damages sought by the plaintiffs in this matter was $700 million. The plaintiffs previously had indicated in a statement of the case that their purported class damage models indicated total damages of $70.5 million. In addition, the Company and certain former officers and directors of Heartland, to whom the Company also may have indemnity obligations, are defendants in a federal securities action filed in U.S. District Court for the Northern District of Texas in February 1998. In June 2000, the court dismissed the plaintiffs' claims in this matter, with prejudice. The plaintiffs have appealed the dismissal to the U.S. Circuit Court of Appeals for the Fifth Circuit.

         The Company is a party to five purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees in violation of various states' laws. The most recent of these lawsuits, Garcia v. Heartland Wireless Communications, Inc. (01-04-10449CV), was filed in April 2001 in Brooks County Texas, although the Company has not been served with this lawsuit. All of these lawsuits were filed by the same plaintiff's attorney in various state courts in Texas. These lawsuits generally allege that administrative late fees charged by Nucentrix are unenforceable and/or usurious. The lawsuits generally seek to certify a class to represent all persons receiving wireless cable service from Nucentrix or who have been charged a late fee by Nucentrix, and seek a declaration that any contractual provisions for Nucentrix's administrative late fees are void or usurious, as well as money damages, interest, attorneys' fees, and costs.

         The Company, certain former directors and officers of the Company to whom the Company may have indemnity obligations, certain subsidiaries of the Company, and other parties are defendants in a purported civil class action lawsuit filed in October 2000 alleging violation of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). This case is styled Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134), and is pending in U.S. District Court for the Southern District of Texas, Laredo Division. The plaintiff in the Nolen action is represented by the same counsel who filed the state court lawsuits described above in this note (6). The Nolen action alleges that the Company and other defendants together caused the collection of an unlawful debt comprised of a service fee for subscription television services and an administrative late fee, in violation of RICO. The plaintiff seeks to represent a class consisting of all persons from whom any of the defendants has collected a late fee. The plaintiff in Nolen seeks disgorgement and payment of unspecified restitution to members of the purported class, as well as treble damages, attorneys' fees, interest, and costs.

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

         In September 1999, two former stockholders of Heartland filed a Motion to Revoke the U.S. Bankruptcy Court's order confirming the Company's Plan of Reorganization ("Plan"), which order became effective in April 1999. The motion asserts that the Company procured the order by fraudulently undervaluing the Company's enterprise value in the Plan confirmation process, and seeks to set aside the order. The Company has filed a Motion to Dismiss the Motion to Revoke, believes the Motion to Revoke is without merit and intends to vigorously oppose the Motion to Revoke. The Company's Motion to Dismiss the Motion to Revoke is under consideration by the U.S. Bankruptcy Court for the District of Delaware. It is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan.

         In December 2000, several former stockholders of Heartland filed a lawsuit in State Court in Bryan County, Oklahoma against certain of the Company's current and former directors and officers, to whom we may have indemnity obligations, and former senior note holders. These plaintiffs also allege that the defendants fraudulently undervalued the Company's enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. The plaintiffs seek damages in excess of $10,000 on behalf of all prepetition stockholders of Heartland, under theories of fraud, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, and constructive trust. In February 2001, certain of the defendants removed this lawsuit to the U.S. District Court for the Eastern District of Oklahoma and, in April 2001, that court granted the defendants' Motion to Transfer Venue to the U.S. District Court for the District of Delaware, where the lawsuit remains pending. The Company believes the allegations to be without merit and intends to vigorously defend this action on behalf of the director and officer defendants.

         In May 2000, the Company entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois for $5.6 million in common stock of Nucentrix and the assumption of $400,000 in debt relating to the Rockford basic trading area ("BTA"). The Company currently is awaiting FCC approval of the assignment of the Rockford BTA. There is no assurance that the Company will be able to obtain this approval. If the Company does not receive such approval, or otherwise receive confirmation from the FCC that the BTA is in good standing, the Company may terminate or modify the purchase agreement. The transaction is subject to other customary closing conditions including due diligence.

         The FCC and other government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for third generation, or "3G," mobile wireless services worldwide. Several frequency bands are being studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which the Company holds substantially all of its MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. The Company is vigorously opposing, and intends to continue to vigorously oppose, any effort to share or relocate any of its spectrum licenses for 3G services. However, the Company cannot predict how these various proceedings will be resolved. Nucentrix could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of its fixed wireless services to another frequency band. It is impossible to determine at this time what impact, if any, spectrum sharing or relocation would have on the Company's consolidated financial condition, results of operations or cash flows.

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

(7)      Segment Reporting

         Historically the Company has been considered to have a single reportable segment: the distribution of subscription television services. However, based on the Company's long-term business strategy to provide broadband wireless services in its markets, the Company is considered to be comprised of two reportable segments at March 31, 2001: (i) distribution of subscription television services and (ii) delivery of Internet protocol ("IP")-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Information regarding operating segments as of and for the quarters ended March 31, 2001 and 2000, is presented in the following tables (in thousands):


                                  REVENUES       INTERSEGMENT
                               FROM EXTERNAL       REVENUE
                               CUSTOMERS (A)     (EXPENSE) (B)          EBITDA
                               ------------      ------------       ------------
THREE MONTHS ENDED
MARCH 31, 2001

Subscription television
   services segment            $     13,770      $       (977)      $      3,002
IP-based services segment               134               977             (3,167)
Other                                    --                --               (337)
                               ------------      ------------       ------------
Total                          $     13,904      $         --       $       (502)
                               ============      ============       ============

THREE MONTHS ENDED
MARCH 31, 2000

Subscription television
   services segment            $     16,245      $     (1,177)      $      2,614
IP-based services segment                78             1,177             (1,459)
Other                                    --                --               (173)
                               ------------      ------------       ------------
Total                          $     16,323      $         --       $        982
                               ============      ============       ============

         A reconciliation from the segment information to the net loss for the three months ended March 31, 2001 and 2000, is as follows:


                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                              ------------------------------
                                                  2001              2000
                                              -----------       ------------
EBITDA (C)                                    $      (502)      $        982
Depreciation and amortization                      (6,182)            (6,967)
                                              -----------       ------------
Operating loss                                     (6,684)            (5,985)
Interest income                                       378                495
Interest expense                                     (322)              (354)
Other income (expense), net                           168              3,820
                                              -----------       ------------
Net loss                                      $    (6,460)      $     (2,024)
                                              ===========       ============


         Total assets for the operating segments as of March 31, 2001 and 2000, are as follows:


                                                     TOTAL ASSETS AT
                                                         MARCH 31,
                                              ------------------------------
                                                  2001              2000
                                              -----------       ------------

Subscription television services segment      $    35,505       $     51,127
IP-based services segment                          75,263             78,962
Other                                              23,899             34,902
                                              -----------       ------------
Total                                         $   134,667       $    164,991
                                              ===========       ============


         (A) Revenues from the subscription television services segment's agency relationship with DIRECTV represent approximately $1.9 million and $2.0 million of the Company's consolidated revenue for the three months ended March 31, 2001 and 2000, respectively.

         (B) Intersegment revenue (expense) represents a charge from the IP-based services segment to the subscription television services segment for the use of shared assets. The "other" category includes corporate expenses, other income and assets not considered part of the two reportable operating segments.

         (C) EBITDA, or earnings before interest, taxes, depreciation, and amortization, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another.

(8)      Reduction in Force

         In March 2001, the Company announced that it had reduced its workforce by 32 employees or approximately 6%. The reduction in force primarily affected Internet sales, marketing and support personnel, as well as general corporate functions. As a result of this reduction, the Company recorded a one-time charge of $350,000 for severance and post-employment benefits.

(9)      Acquisitions

         In April 2001, the Company completed the purchase of certain of the MMDS spectrum licenses, leases and related assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc. in Fort Smith, Arkansas for approximately $1.6 million in common stock of the Company. In addition, the Company entered into new MDS spectrum leases for three channels (18 MHz) in Forth Smith and new ITFS spectrum leases for 20 channels (120 MHz) in each of Fort Smith and Fayetteville, Arkansas.

(10)     Recently Issued Accounting Principles

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), amended by SFAS No. 138 in June 2000. Effective January 1, 2001, the Company adopted SFAS 133. The adoption of SFAS No. 133 did not have an impact on the Company's financial condition, results of operations or cash flows, as the Company does not have any derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this Quarterly Report on Form 10-Q, we will refer to Nucentrix Broadband Networks, Inc., a Delaware corporation, as "the Company," "we," "us," and "our."

FORWARD-LOOKING STATEMENTS

         This document contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy, and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Such statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions, and uncertainties deemed relevant by management, including:

         o        business and economic conditions in our existing markets,

         o        competitive technologies, products and services,

         o regulatory and interference issues, including the ability to obtain and maintain Multipoint Distribution Service ("MDS") and Multichannel Multipoint Distribution Service ("MMDS") licenses and MDS/MMDS and Instructional Television Fixed Service ("ITFS") spectrum leases,

         o the outcome of regulatory proceedings relating to the allocation of additional spectrum in the United States for third generation, or "3G," mobile wireless services, as described in Part II, Item 5 of this report,

         o the outcome of our ongoing technology trial with Cisco Systems, Inc. ("Cisco"), and the capabilities of Cisco's and other technology platforms available for deployment of broadband wireless services,

         o our ability to successfully and timely fund and build out our broadband wireless network, and

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

OVERVIEW

         We provide fixed broadband wireless Internet and wireless subscription television services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the FCC in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS/MMDS/ITFS spectrum, in 93 markets covering an estimated 9 million total households, including one market covering an estimated 250,000 total households for which we have entered into a definitive agreement to acquire. On average, we own or lease 152 MHz of spectrum per market. In this document, we often collectively refer to the MDS/MMDS/ITFS spectrum that we own or lease as "MMDS."

         Our long-term business strategy is to provide broadband wireless services using our high-capacity MMDS radio spectrum in medium and small markets. We currently provide always-on, high-speed wireless Internet access service under temporary developmental FCC licenses to over 430 accounts serving an estimated 3,300 end users in Austin and Sherman-Denison, Texas. These end users primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as technical support, e-mail, Web hosting and design, and domain name service.

         We currently are testing next generation MMDS technology in the field with Cisco. The technology platform is based on Vector Orthogonal Frequency Division Multiplexing, or "VOFDM," technology. We have agreed with Cisco to discontinue a beta field test in Austin, Texas and extend a more comprehensive field test in Amarillo, Texas at least through July 2001. There can be no assurance that the Amarillo trial will be successful.

         While our long-term business strategy is to be a leading provider of broadband wireless services in our markets, we announced in February 2001 that, because of the extended technology trial with Cisco, the delay in receiving final two-way operating licenses from the FCC, and recent capital market conditions, we had reduced our Internet deployment schedule for 2001. We also announced in March 2001 that we had undertaken a reduction in force of 32 employees, or approximately 6% of our work force, primarily related to Internet sales, marketing and support, as well as general corporate functions. We are continuing to evaluate the development of technology by Cisco and other vendors for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until we are able to deploy a technology platform for which at least one other major MMDS operator has made a substantial purchase commitment, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve our spectrum resources. This likely will result in no additional deployment of new Internet markets in 2001 or until another large MMDS operator makes a substantial purchase commitment to a particular technology platform. See "Future Cash Requirements."

         Historically, we have used our spectrum to provide wireless subscription television services. We presently have wireless subscription television transmission facilities constructed and operating in 58 markets in nine states. At April 30, 2001, we had approximately 99,200 wireless subscription television customers, including approximately 91,900 customers who subscribed only to programming service provided over our MMDS spectrum, and 7,300 "combo" subscribers who subscribed to both our MDS/MMDS/ITFS programming service and to DIRECTV programming service sold by us. In addition, at April 30, 2001, there were approximately 22,500 customers who received only DIRECTV programming sold by us.

         Our business strategy contemplates a decline in wireless subscription television subscribers, revenues and EBITDA in 2001 and beyond, as we allocate more of our spectrum and other resources to develop our broadband wireless Internet access and other broadband wireless Internet protocol ("IP")-based businesses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless subscription television subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, revenue from our agency relationships with DIRECTV and its distributors, as well as fees generated from Internet operations in Austin and Sherman/Denison, Texas. Our revenues for the first quarter of 2001 were $13.9 million, compared to $16.3 million for the first quarter of 2000. The average number of wireless subscription television subscribers for the three months ended March 31, 2001, was 104,000 compared to 130,000 for the same period of 2000. In addition, during the three months ended March 31, 2001, we had 22,000 average subscribers who received only DIRECTV programming sold by us. We do not include these customers in our reported wireless subscription television subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber.

         The decline in revenues over the period presented resulted primarily from fewer total wireless subscription television subscribers as we reduced sales and marketing relating to our wireless subscription television services and continued to focus on developing our wireless broadband IP-based services. Recurring average revenue per subscriber was $36.15 in the first quarter of 2001, compared to $36.03 in the same quarter last year. Internet service revenues for the three months ended March 31, 2001 and 2000, were not material.

         System Operations Expense. Systems operations expense includes programming costs, channel lease payments, labor, and overhead relating to service calls and churn, transmitter site and tower rentals, certain repairs and maintenance expenditures, and Internet service costs. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. System operations expense was $7.0 million, or 50.5% of revenues, for the first quarter of 2001, compared to $7.3 million, or 44.7% of revenues, for the first quarter of 2000. System operations expense decreased over the period presented due to lower programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. System operations expense as a percent of revenue was higher in 2001 due to higher costs under certain spectrum leases that were renegotiated in preparation for providing two-way broadband wireless services.

         Selling, General and Administrative (SG&A) Expense. SG&A expense for the first quarter of 2001 was $7.4 million, or 53.1% of revenues, compared to $8.0 million, or 49.3% of revenues, for the same period last year. SG&A expense for the quarters ending March 31, 2001 and 2000, included $1,946,000 and $721,000, respectively, in costs associated with our Internet operations, which primarily included (i) costs related to the development of broadband wireless Internet access and other IP-based services, (ii) costs related to our two operating Internet markets in Austin and Sherman-Denison, Texas, and (iii) allocable corporate overhead. Excluding Internet costs and revenues, SG&A would have been 39.5% and 45.1% of revenues for the quarters ending March 31, 2001 and 2000, respectively. The decrease in SG&A expense for the quarter ending March 31, 2001, was primarily due to savings from consolidation of certain market offices and management, lower bad debt expense due to improved collections and lower subscription television marketing expenses. This decrease was partially offset by increased costs to improve service at our customer care center and increased start-up and general and administrative costs related to our broadband wireless Internet business.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and capitalized installation costs, amortization of license and leased license investment, and amortization of the subscriber value and excess of cost over fair value of net assets acquired. Our policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor and overhead. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheets. Depreciation and amortization expense was $6.2 million for the first quarter of 2001, compared to $7.0 million for the first quarter of 2000. The decrease in depreciation and amortization expense over the period presented is due to the sale of used equipment during 2000 and due to fewer disconnects in the first quarter of 2001 compared to the same period last year. When subscribers are disconnected, the remaining balance of non-recoverable equipment related to the installation of that subscriber is written off to depreciation expense.

         Operating Loss. We generated operating losses of $6.7 million for the first quarter of 2001, compared to an operating loss of $6.0 million for the first quarter of 2000. This increase was primarily due to lower revenues from our subscription television business and increased start-up and general and administrative costs related to our broadband wireless Internet business. This was partially offset by lower depreciation and amortization, lower programming expense, decreased marketing costs, and savings from consolidation of certain market offices and management.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation, and amortization, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a negative $502,000 for the quarter ended March 31, 2001, compared to a positive $982,000 for the same period in 2000. The decrease in EBITDA was attributable primarily to decreased subscription television revenues and increased start-up costs and general and administrative costs related to our broadband wireless Internet business. This was partially offset by lower programming expense, decreased marketing costs, and savings from consolidation of certain market offices and management.

         Interest Income. Interest income was $378,000 for the three months ended March 31, 2001, compared to $495,000 for the three months ended March 31, 2000. The decrease in interest income was due to higher earnings during the prior year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $322,000 for the first quarter of 2001 compared to $354,000 for the first quarter of 2000. Interest expense decreased slightly in 2001 due to lower principal balances on our BTA debt and capital leases.

         Other Income (Expense). Other income was $168,000 in the first quarter of 2001 compared to $3.8 million during the same period of 2000. During the first quarter of 2000, we received $3.8 million in exchange for our equity interest in Wireless One, Inc. ("Wireless One"). The entire amount received was recognized as other income, as our investment balance had been reduced to zero during 1997 as a result of Wireless One losses. Other income in the current year primarily includes the recognition of a deferred gain related to the sale-leaseback of our communications towers during 1999 and 2000.

         Net Loss. We have recorded net losses since our inception. During the first quarter of 2001, we incurred a net loss of $6.5 million compared to a net loss of $2.0 million for the first quarter of 2000. The increase in net loss resulted primarily from the nonrecurring gain of $3.8 million recognized in the first quarter of 2000 on the exchange of our equity interest in Wireless One, plus the decrease in EBITDA discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations was $969,000 during the three months ended March 31, 2001, compared to $1.4 million during the same period of 2000. Cash used in operations in the current year was primarily to fund negative EBITDA, pay severance related to our reduction in force and pay accrued property taxes. Cash used in operations for the first quarter of 2000 was primarily related to payment of accrued property taxes and reorganization costs.

         Cash used in investing activities was $821,000 during the three months ended March 31, 2001, compared to cash provided by investing activities of $2.0 million for the first quarter of 2000. Cash used in investing activities during the first quarter of 2001 included capitalized subscriber installation costs and expenditures for engineering, legal, site acquisition, and other costs related to the acquisition of MMDS channel rights. Cash provided by investing activities in the prior year included $3.8 million from the exchange of our equity interest in Wireless One, and approximately $200,000 from the sale of one escrowed tower site related to the sale-leaseback of our communications towers.

         Cash used in financing activities was $479,000 during the three months ended March 31, 2001, compared to cash provided by financing activities of $93,000 during the comparable 2000 period. Cash used in financing activities in the current year was for payments on our BTA debt and capital lease obligations. Cash provided by financing activities in the first quarter of 2000 included principal payments on our BTA debt, which was more than offset by $522,000 in cash proceeds received from the exercise of employee stock options.

         At April 30, 2001 we had approximately $19.3 million of unrestricted cash and cash equivalents and $599,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors.

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

         We estimate that a launch of a new broadband wireless system providing high-speed Internet access in a typical market will involve an initial expenditure of approximately $500,000 to $900,000 for network equipment, depending upon the system design and type and sophistication of the equipment. In addition, we estimate that the acquisition and installation of each new Internet subscriber will cost between $1,500 and $1,800 depending upon the type of customer. This includes charges for equipment, labor and direct commissions. This may be offset partially by installation and other up-front fees. Other launch costs include the cost of securing adequate space for operational facilities in markets not previously operating a wireless subscription television business, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

         We believe that additional capital will be required to fully implement our long-term business strategy of providing broadband wireless service in medium and small markets. However, until such additional capital becomes available on acceptable terms, we have implemented a plan to maximize cash resources and reduce expenditures in 2001. As we announced in February 2001, we have reduced the number of markets in which we intend to launch broadband wireless Internet service in 2001. In addition, we announced in March 2001 that we had reduced our work force by 32 employees, or approximately 6%. The reduction in force primarily was related to Internet sales, marketing and support, as well as general corporate functions. We are continuing to evaluate the development of technology by Cisco and other vendors for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until we are able to deploy a technology platform for which at least one other major MMDS operator has made a substantial purchase commitment, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve our spectrum resources. This likely will result in deployment of no new Internet markets in 2001 or until another large MMDS operator makes a substantial purchase commitment to a particular technology platform. We expect that under this plan, cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business at least through the second quarter of 2002.

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

COMMITMENTS AND CONTINGENCIES

         Three former directors and officers of the Company's predecessor, Heartland Wireless Communications, Inc. ("Heartland"), to whom we may have indemnity obligations, are defendants in a purported class action securities lawsuit in State District Court in Kleberg County, Texas. This action alleges, among other things, various violations of state securities laws. A second securities lawsuit against Heartland and certain former directors and officers of Heartland was dismissed with prejudice in June 2000 by the U.S. District Court for the Northern District of Texas, although the plaintiffs have appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. We also are a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees, including one administrative late fee lawsuit alleging violation of the federal RICO Act.

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

         In September 1999, two former stockholders of Heartland filed a motion in U.S. Bankruptcy Court to revoke the order confirming our Plan of Reorganization ("Plan"), which became effective in April 1999. We intend to vigorously oppose the motion, and it is not possible at this time to predict the effect of any action by the Bankruptcy Court to revoke the Plan. In addition, several former directors and officers to whom we may have indemnity obligations are defendants in a purported class action lawsuit filed in December 2000 on behalf of former stockholders of Heartland, alleging that the defendants purposely undervalued our enterprise value as part of our Plan confirmation process in order to extinguish prepetition equity holders' interests. We believe these allegations to be without merit and intend to vigorously defend this action on behalf of the director and officer defendants.

         For a more detailed discussion of legal matters, see note (6) to the condensed consolidated financial statements in this report, which is incorporated herein by reference.

         As discussed in Part II, Item 5 of this report, the FCC and other government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for third generation, or "3G," mobile wireless services worldwide. Several frequency bands are being studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which we hold substantially all of our MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. We intend to vigorously oppose any effort to share or relocate any of our spectrum licenses for 3G services. However, we cannot predict how these various proceedings will be resolved. We could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of our fixed wireless services to another frequency band. It is impossible to determine at this time what impact, if any, spectrum sharing or relocation would have on our consolidated financial condition, results of operations or cash flows. However, sharing our spectrum with 3G services, or relocating part or all of our fixed wireless services to another frequency band, could require new or additional equipment and raise our operating costs, delay the provision of service and/or render our services uneconomic in certain areas.

         Certain of our current and former officers, to whom we may have indemnity obligations, were notified by the U.S. Department of Labor ("DOL") in March 2001 that they may have breached certain fiduciary obligations to Nucentrix's 401(k) Plan (the "401(k) Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The DOL alleges that from June 1996 through March 1998, the Company in certain instances did not timely remit employees' contributions to be invested in the 401(k) Plan's investment options. The DOL also alleges that the Company failed to monitor the investments available to the participants in the 401(k) Plan as well as the performance of these investments. Finally, the DOL alleges that the Company failed to fully vest participants in their employer matching contributions after we temporarily suspended these contributions in October 1998. We have responded to the DOL and informed them that, after investigating the matter, we believe the only corrective action required relates to the remittance of employee contributions and will require the Company to pay the Plan an amount less than $1,000. We cannot at this time predict with any certainty any monetary obligations that we ultimately may incur with respect to this matter. However, we do not believe that this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

RECENT EVENTS

         In April 2001, we completed the purchase of certain of the MMDS spectrum licenses, leases and related assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc. in Fort Smith, Arkansas for approximately $1.6 million in common stock of the Company. In addition, we entered into new MDS spectrum leases for three channels (18 MHz) in Forth Smith and new ITFS spectrum leases for 20 channels (120 MHz) in each of Fort Smith and Fayetteville, Arkansas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in marketable securities (which consist of commercial paper). At March 31, 2001, our marketable securities were recorded at a fair value of approximately $600,000, with an overall weighted average return of approximately 6% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 60 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2001. The fair value of our long-term debt at March 31, 2001, is estimated to be $15 million based on the overall rate of the long-term debt of 10% and an overall maturity of six years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are involved in certain legal proceedings as described in note (6) of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report, which is incorporated herein by reference, and in "Item 3
- Legal Proceedings" in our Annual Report on Form 10-K for 2000.

         In February 2001, the court in a pending late fee action, Ysasi, et al.
v. Heartland Wireless Communications, Inc. (98-6430-B), Nueces County, Texas, denied the plaintiff's motion for class certification. This matter currently is set for trial in June 2001. In addition, in February 2001, the court in another late fee action, Ortiz, et al. v. Nucentrix Broadband Networks, Inc. (S-00-5731-CV-B), San Patricio County, Texas, granted our Motion to Compel Arbitration in accordance with the plaintiff's customer agreement, and dismissed the matter without prejudice.

         We also are a party, from time to time, to routine litigation incident to our business. We do not believe that any other pending litigation matter will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 5. OTHER INFORMATION

SPECTRUM ALLOCATION PROCEEDINGS FOR ADVANCED WIRELESS SERVICES

         General. The FCC and other government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for advanced wireless services, including third generation, or "3G," mobile wireless services. Several frequency bands are being studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which we hold substantially all of our MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. For additional information regarding these proceedings, see "Item 1 - Business - Spectrum Allocation Proceedings for Advanced Wireless Services" in our Annual Report on Form 10-K for 2000.

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

         o a reduction in the amount of spectrum available to MMDS/ITFS-based networks at 2.1 or 2.5 GHz could negatively impact the economics of providing broadband service over these frequencies, particularly in less densely populated areas, and thus could endanger the deployment of broadband service that the FCC seeks to promote,

         o the FCC cannot reallocate and reauction the 2.1 and 2.5 GHz bands without infringing upon the rights it previously has sold to BTA auction winners, and

         o        ample alternative spectrum is available for 3G services.

         NTIA and FCC Final Reports. In March 2001, the National Telecommunications Information Administration ("NTIA") and FCC issued their final reports on the potential for accommodating 3G systems in certain frequency bands: (i) an NTIA Final Report on the 1755 - 1850 MHz band (the "NTIA Final Report") and (ii) an FCC Final Report on the 2500 - 2690 MHz band (the "FCC Final Report").

         The NTIA Final Report examined technical feasibility of accommodating 3G systems in the 1755 - 1850 MHz band and discussed the estimated costs associated with any relocation of federal systems operating in this band. The report identified and discussed the principal federal functions supported by the 1710 - 1850 MHz band, which primarily consisted of Department of Defense ("DOD") systems. The NTIA Final Report concluded that, because of predicted interference and operational restrictions, unrestricted sharing of the full band with 3G systems at 1710 - 1850 MHz was not feasible. However, the report concluded that certain sharing and segmenting options may be possible if certain government communication systems are protected, funds are made available to relocate federal government systems, and comparable spectrum can be found for relocated systems. The NTIA Final Report estimated the total cost to relocate federal operations from this band to be $4.6 billion. The NTIA currently is developing rules for reimbursement to federal agencies by 3G systems for use of this spectrum.

         The FCC Final Report examined current uses of the 2500 - 2690 MHz band, in which we hold a majority of our MDS/MMDS/ITFS spectrum licenses and lease rights, as well as the feasibility of relocating incumbent services from this band, potential alternate frequency bands for relocating MDS/MMDS/ITFS operations, and the potential cost of such relocation. The report found that the 2500 - 2690 MHz band was in a state of rapid evolution and that the MMDS industry had invested several billion dollars to develop broadband fixed wireless data systems in this band. The report noted that MMDS systems offered a significant opportunity for competition with cable and digital subscriber line ("DSL") services, and that the band was heavily licensed throughout the United States. The report also found that, because of the large separation distances required between MMDS and 3G base stations, "sharing" the 2500 - 2690 MHz band between the two services was technically not feasible. The report examined the possibility of dividing, or "segmenting," the 2500 - 2690 MHz band into one or more segments to be reallocated for use by 3G systems, and concluded that segmenting the band would raise significant technical difficulties for incumbent licensees. The report also found that there is no readily identifiable alternate frequency band that could accommodate a substantial relocation of incumbent operations in the 2500 - 2690 MHz band, and that relocation of incumbent services from the entire band could cost $10 billion - $30 billion. Although there are no regulations for reimbursement of incumbent services in the 2500 - 2690 MHz band, we believe that the new users of the band would be required to, among other things, reimburse incumbents for such costs.

         We are vigorously opposing, and intend to continue to vigorously oppose, any effort to share or relocate any of our spectrum licenses for 3G services. However, we currently cannot predict how these various proceedings will be resolved. We could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of our fixed wireless services to another frequency band. Although the NTIA has recognized that additional spectrum may have to be found or other accommodations will have to be made for relocated licensees to continue their operations, it is impossible to determine at this time what impact, if any, spectrum sharing or relocation would have on our operations. However, sharing our spectrum with 3G services, or relocating part or all of our fixed wireless services to another frequency band, could require new or additional equipment and raise our operating costs, delay the provision of service and/or render our services uneconomic in certain areas.

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

                  3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

                *10.1 Sales Agency Agreement dated as of February 7, 2001, between the Company and DIRECTV, Inc.

                *10.2 Lease Agreement dated as of January 18, 2001, between the Company and CBPBC Phase VIII, LLC

                *10.3 First Amendment to Lease Agreement dated as of March 4, 2001, between the Company and CBPBC Phase VIII, LLC

----------
*Filed herewith

         (b)      REPORTS ON FORM 8-K

                  NONE.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 2001              NUCENTRIX BROADBAND NETWORKS, INC.



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



                                  By: /s/ J. David Darnell
                                      ------------------------------------------
                                      J. David Darnell
                                      Senior Vice President and Chief Financial
                                      Officer (Principal Financial Officer)

                                Index to Exhibits


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
  2.3    Plan of Reorganization under Chapter 11 of the U. S. Bankruptcy Code
         (incorporated by reference to Exhibit 2.1 to the Company's Current
         Report on Form 8-K dated January 19, 1999).

  2.4    Order Confirming the Plan of Reorganization Under Chapter 11 of the
         U.S. Bankruptcy Code, dated as of March 15, 1999 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 17, 1999, No. 333-80929).

  3.1    Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1999 (the "March
         1999 10-Q")).

  3.3    Restated Bylaws of the Company (incorporated by reference to Exhibit
         3.2 to the March 1999 Form 10-Q).

*10.1    Sales Agency Agreement dated as of February 7, 2001, between the
         Company and DIRECTV, Inc.

*10.2    Lease Agreement dated as of January 18, 2001, between the Company and
         CBPBC Phase VIII, LLC

*10.3 First Amendment to Lease Agreement dated as of March 4, 2001, between the Company and CBPBC Phase VIII, LLC

----------
*Filed herewith