Form 10-Q
period 2001-06-30
NUCENTRIX BROADBAND NETWORKS INC
filed 2001-08-14
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2001
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------


                         Commission file number  0-23694
                                                ---------

                       Nucentrix Broadband Networks, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                         Delaware                                                          73-1435149
-----------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

4120 International Parkway, Suite 2000, Carrollton, Texas                                  75007-1906
-----------------------------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                                            (Zip Code)

Registrant's Telephone Number, Including Area Code       (972) 423-9494
                                                   --------------------------------------------------

200 Chisholm Place, Suite 200, Plano, Texas                                                     75075
-----------------------------------------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

         Indicate by check [x] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X       No
                                      ---------    ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Shares Outstanding
                Class                     as of August 1, 2001
                -----                     --------------------

    Common Stock, $.001 par value               10,365,497

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE 30,      DECEMBER 31,
                                                                              2001            2000
                                                                          ------------    ------------
                                                                           (UNAUDITED)
Current assets:
      Cash and cash equivalents .......................................   $     18,028    $     22,153
      Restricted assets - investment in certificates of deposit .......            296             201
      Subscriber receivables, net of allowance for
        doubtful accounts of $158 and $246, respectively ..............            627             870
      Other receivables ...............................................            748           1,105
      Prepaid expenses and other ......................................          1,411           2,085
                                                                          ------------    ------------
              Total current assets ....................................         21,110          26,414

Systems and equipment, net ............................................         34,780          42,159
License and leased license investment, net ............................         68,506          69,713
Note and lease receivables ............................................          2,173           2,377
Other assets, net .....................................................          1,508           2,617
                                                                          ------------    ------------
              Total assets ............................................   $    128,077    $    143,280
                                                                          ============    ============

Current liabilities:
      Accounts payable and accrued expenses ...........................   $      9,971    $     13,165
      Current portion of long-term debt ...............................          2,110           2,014
                                                                          ------------    ------------
              Total current liabilities ...............................         12,081          15,179
                                                                          ------------    ------------

Long-term debt, less current portion ..................................         11,881          12,947
Other long-term liabilities ...........................................          5,306           5,470
Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value; 15,000,000 shares
            authorized; none issued ...................................             --              --
      Common stock, $.001 par value; 30,000,000 shares
            authorized; 10,365,497 and 10,228,935 shares issued and
            outstanding at June 30, 2001 and December 31, 2000,
            respectively ..............................................             10              10
      Additional paid-in capital ......................................        150,818         148,997
      Accumulated deficit .............................................        (52,019)        (39,323)
                                                                          ------------    ------------
              Total stockholders' equity ..............................         98,809         109,684
                                                                          ------------    ------------

              Total liabilities and stockholders' equity ..............   $    128,077    $    143,280
                                                                          ============    ============


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------

Revenues .........................................   $     13,260    $     15,818    $     27,164    $     32,141
                                                     ------------    ------------    ------------    ------------

Operating Expenses:
       System operations .........................          6,574           7,364          13,600          14,661
       Selling, general and administrative .......          6,939           8,498          14,319          16,542
       Depreciation and amortization .............          6,145           7,346          12,327          14,313
                                                     ------------    ------------    ------------    ------------
              Total operating expenses ...........         19,658          23,208          40,246          45,516
                                                     ------------    ------------    ------------    ------------

              Operating loss .....................         (6,398)         (7,390)        (13,082)        (13,375)

Other income (expense):
       Interest income ...........................            263             498             641             993
       Interest expense ..........................           (309)           (346)           (631)           (700)
       Other income, net .........................            208              89             376           3,909
                                                     ------------    ------------    ------------    ------------
              Total other income (expense) .......            162             241             386           4,202
                                                     ------------    ------------    ------------    ------------

Net loss .........................................   $     (6,236)   $     (7,149)   $    (12,696)   $     (9,173)
                                                     ============    ============    ============    ============


Net loss per common share - basic and diluted ....   $      (0.60)   $      (0.70)   $      (1.24)   $      (0.91)
                                                     ============    ============    ============    ============


Average shares outstanding - basic and diluted ...         10,328          10,153          10,278          10,132
                                                     ============    ============    ============    ============



     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                          ------------    ------------
                                                                                              2001            2000
                                                                                          ------------    ------------

Cash flows from operating activities:
      Net loss ........................................................................   $    (12,696)   $     (9,173)
      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization .................................................         12,327          14,313
        Gain on sale of assets ........................................................           (310)         (4,020)
        Stock-based compensation ......................................................            147              56
        Changes in operating assets and liabilities:
            Restricted cash ...........................................................            281              --
            Subscriber and other receivables ..........................................            618             676
            Prepaid expenses and other assets .........................................          1,147             334
            Accounts payable, accrued expenses and other
                liabilities ...........................................................         (3,433)         (1,441)
                                                                                          ------------    ------------
                Net cash provided by (used in) operating
                    activities ........................................................         (1,919)            745
                                                                                          ------------    ------------
Cash flows from investing activities:
      Proceeds from sale of assets ....................................................            100           4,400
      Purchases of systems and equipment ..............................................         (1,228)         (4,117)
      Expenditures for licenses and leased licenses ...................................           (242)         (1,043)
      Proceeds from note receivable ...................................................            186             275
                                                                                          ------------    ------------
                Net cash used in investing activities .................................         (1,184)           (485)
                                                                                          ------------    ------------
Cash flows from financing activities:
      Payments on short-term borrowings and notes payable .............................           (227)           (145)
      Payments on long-term debt ......................................................           (795)           (725)
      Proceeds from exercise of stock options .........................................             --             618
                                                                                          ------------    ------------
                Net cash used in financing activities .................................         (1,022)           (252)
                                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents ..................................         (4,125)              8
Cash and cash equivalents at beginning of period ......................................         22,153          28,932
                                                                                          ------------    ------------
Cash and cash equivalents at end of period ............................................   $     18,028    $     28,940
                                                                                          ============    ============

Cash paid for interest ................................................................   $        626    $        687
                                                                                          ============    ============
Cash paid for reorganization costs ....................................................   $         --    $        525
                                                                                          ============    ============



     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



(1)      Description of Business

         Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides fixed broadband wireless Internet and wireless subscription television services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the Federal Communications Commission ("FCC") in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum, in 93 markets covering an estimated 9 million total households, including one market covering an estimated 250,000 total households for which the Company has entered into a definitive agreement to acquire. On average, the Company owns or leases 152 MHz of spectrum per market. This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service in three markets (including one trial market), primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Nucentrix also provides wireless subscription television service in 57 markets.

(2)      Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company anticipates that additional capital will be required to fully implement its long-term business strategy. However, until such additional capital becomes available on acceptable terms, the Company has implemented a plan to maximize cash resources and reduce expenditures in 2001. The Company is continuing to evaluate the development of technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until the Company is able to deploy a technology platform for which another major MMDS operator has made a substantial purchase commitment, and has obtained financing on satisfactory terms and conditions, the Company intends to continue to look for efficiencies, maximize its cash resources and preserve its spectrum resources. This may result in deployment of no new Internet markets in 2001 or until another large MMDS operator makes a substantial purchase commitment to a particular technology platform. The Company expects that under this plan, cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business at least through the end of 2002.

         The Company is continuing to evaluate its near and long-term capital needs, and likely will seek additional capital in the next twelve months. Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. The Company can provide no assurance that such capital or financing will be available in a timely manner or on satisfactory terms.

(3)      Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

(4)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 2000 audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for 2000.

(5)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Outstanding options to purchase 781,700 and 767,100 shares of common stock at June 30, 2001 and 2000, respectively, and outstanding warrants to purchase 825,000 shares of common stock at June 30, 2001 and 2000, were not included in the computation of diluted loss per share because their effects are antidilutive.

(6)      Commitments and Contingencies

         Certain former directors and officers of the Company's predecessor, Heartland Wireless Communications, Inc. ("Heartland"), to whom the Company may have indemnity obligations, are defendants in a purported class action securities lawsuit filed in Kleburg County, Texas in July 1998, styled Thompson, et al. v. David E. Webb, et al. (98-371-D). In addition, the Company and certain former directors and officers of Heartland, to whom the Company also may have indemnity obligations, are defendants in a federal securities action filed in U.S. District Court for the Northern District of Texas in February 1998, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). In June 2000, the court dismissed the plaintiffs' claims in Coates, with prejudice. The plaintiffs appealed the dismissal to the U.S. Circuit Court of Appeals for the Fifth Circuit. Counsel for all parties in the Thompson and Coates matters have executed a Memorandum of Understanding outlining the terms of a settlement of both of these lawsuits. The parties anticipate executing a settlement agreement incorporating the terms of the Memorandum of Understanding, which will be submitted to the court in Kleberg County for approval. All amounts payable by the former directors and officers of Heartland in the settlement will be covered by the proceeds from the Company's primary directors and officers liability insurance policy. Accordingly, the Company believes that these lawsuits will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

         The Company is a party to several purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees. All of these lawsuits were filed by the same plaintiff's attorney in various courts in Texas. These lawsuits generally allege that administrative late fees charged by Nucentrix are unenforceable and/or usurious. The lawsuits generally seek to certify a class to represent all persons receiving subscription television service from Nucentrix or its affiliates or who have been charged a late fee by Nucentrix, and seek a declaration that any contractual provisions for Nucentrix's administrative late fees are void or usurious, as well as money damages, interest, attorneys' fees, and costs.

         The Company believes these late fee actions are without merit and intends to vigorously defend them. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, the Company believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

         In December 2000, several former stockholders of Heartland filed a lawsuit in Bryan County, Oklahoma against certain of the Company's current and former directors and officers, to whom we may have indemnity obligations, and former senior note holders. This case is styled Hunt Capital Group, L.L.C., et al. v. McHenry, et al. (No. OJ-2000-534). These plaintiffs allege that the defendants fraudulently undervalued the Company's enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. In June 2001, the Bankruptcy Court granted the Company's motion to enforce the Plan, and ordered that the plaintiffs dismiss this lawsuit with prejudice. Counsel for plaintiffs has filed a notice of their intent to appeal the dismissal to the U.S. District Court for the District of Delaware. The Company believes the allegations to be without merit and intends to vigorously defend the appeal on behalf of the director and officer defendants.

         In May 2000, the Company entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois for $5.6 million in common stock of Nucentrix and the assumption of $400,000 in debt relating to the Rockford BTA. The Company currently is awaiting FCC approval of the assignment of the Rockford BTA. There is no assurance that the Company will be able to obtain this approval. If the Company does not receive such approval, or otherwise receive confirmation from the FCC that the BTA is in good standing, the Company may terminate or modify the purchase agreement. The transaction is subject to other customary closing conditions including due diligence.

         The FCC and other government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for third generation, or "3G," mobile wireless services. Several frequency bands are being studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which the Company holds substantially all of its MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. The Company is vigorously opposing, and intends to continue to vigorously oppose, any effort to share or relocate any of its spectrum licenses for 3G services. However, the Company cannot predict how these various proceedings will be resolved. The Company could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of its fixed wireless services to another frequency band. It is impossible to determine at this time what impact, if any, spectrum sharing or relocation would have on the Company's consolidated financial condition, results of operations or cash flows. However, sharing the Company's spectrum with 3G services, or relocating part or all of its fixed wireless services to another frequency band, could require new or additional equipment and raise the Company's operating costs, delay the provision of service and/or render its services uneconomic in certain areas.

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

(7)      Benefit Plan

         The Company sponsors a 401(k) savings plan in which substantially all employees are eligible to participate upon completion of six months of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The plan permits eligible employees to contribute up to 20% of their compensation, subject to the annual maximum allowed by the Internal Revenue Service. The Company may make discretionary matching contributions to the plan. The Company began making contributions to the plan on April 1, 2001, and contributed $40,000 during the three months ended June 30, 2001.

(8)      Acquisitions

         In April 2001, the Company completed the purchase of certain of the MMDS spectrum licenses, leases and related assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc. in Fort Smith, Arkansas for approximately $1.7 million in common stock of the Company, including $179,000 in common stock issuable over two years. In addition, the Company entered into new MDS spectrum leases for three channels (18 MHz) in Fort Smith and new ITFS spectrum leases for 20 channels (120 MHz) in each of Fort Smith and Fayetteville, Arkansas. The Company also assumed a lease and purchase agreement for four MMDS channels (24 MHz) in Fort Smith that provides for the payment of $337,000 in cash through September 2002.

(9)      Segment Reporting

         The Company is considered to be comprised of two reportable segments:
         (i) distribution of subscription television services and (ii) delivery of Internet protocol ("IP")-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Information regarding operating segments as of and for the three and six months ended June 30, 2001 and 2000, is presented in the following tables (in thousands):

                                         REVENUES      INTERSEGMENT
                                      FROM EXTERNAL      REVENUE
                                       CUSTOMERS(A)    (EXPENSE)(B)      EBITDA(C)
                                      -------------    ------------    ------------

THREE MONTHS ENDED
JUNE 30, 2001
Subscription television services
    segment                            $     13,120    $       (927)   $      2,985
IP-based services segment                       140             927          (2,771)
Other                                            --              --            (467)
                                       ------------    ------------    ------------
Total                                  $     13,260    $         --    $       (253)
                                       ============    ============    ============

THREE MONTHS ENDED
JUNE 30, 2000
Subscription television services
    segment                            $     15,714    $     (1,238)   $      1,973
IP-based services segment                       104           1,238          (1,655)
Other                                            --              --            (362)
                                       ------------    ------------    ------------
Total                                  $     15,818    $         --    $        (44)
                                       ============    ============    ============

                                         REVENUES      INTERSEGMENT
                                      FROM EXTERNAL      REVENUE
                                       CUSTOMERS(A)    (EXPENSE)(B)      EBITDA(C)
                                      -------------    ------------    ------------

SIX MONTHS ENDED
JUNE 30, 2001
Subscription television services
      segment                          $     26,890    $     (1,904)   $      5,987
IP-based services segment                       274           1,904          (5,938)
Other                                            --              --            (804)
                                       ------------    ------------    ------------
Total                                  $     27,164    $         --    $       (755)
                                       ============    ============    ============

SIX MONTHS ENDED
JUNE 30, 2000
Subscription television services
      segment                          $     31,959    $     (2,415)   $      4,587
IP-based services segment                       182           2,415          (3,114)
Other                                            --              --            (535)
                                       ------------    ------------    ------------
Total                                  $     32,141    $         --    $        938
                                       ============    ============    ============



A reconciliation from the segment information to the net loss for the three and six months ended June 30, 2001 and 2000, is as follows:



                                             THREE MONTHS                     SIX MONTHS
                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                     ----------------------------    ----------------------------
                                         2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------

EBITDA (C)                           $       (253)   $        (44)   $       (755)   $        938
Depreciation and amortization              (6,145)         (7,346)        (12,327)        (14,313)
                                     ------------    ------------    ------------    ------------
Operating loss                             (6,398)         (7,390)        (13,082)        (13,375)
Interest income                               263             498             641             993
Interest expense                             (309)           (346)           (631)           (700)
Other income (expense), net                   208              89             376           3,909
                                     ------------    ------------    ------------    ------------

Net loss                             $     (6,236)   $     (7,149)   $    (12,696)   $     (9,173)
                                     ============    ============    ============    ============

Total assets for the operating segments as of June 30, 2001 and 2000, are as follows:


                                                       TOTAL ASSETS AT
                                                           JUNE 30,
                                                 ---------------------------
                                                     2001           2000
                                                 ------------   ------------

Subscription television services segment         $     31,383   $     46,131
IP-based services segment                              75,432         78,354
Other                                                  21,262         33,784
                                                 ------------   ------------
Total                                            $    128,077   $    158,269
                                                 ============   ============

         (A) Revenues from the subscription television services segment's agency relationship with DIRECTV, Inc. represent approximately $1.8 million and $3.7 million for the three and six months ended June 30, 2001, respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2000, respectively. In May 2001, the Company notified DIRECTV of its intent to terminate its sales agency relationship under the current terms, effective no later than February 2002. The Company currently intends to renegotiate an agency agreement with DIRECTV upon termination of the existing agreement or alternatively, negotiate a contract with another direct broadcast satellite service provider. However, there can be no assurance that either contract will be completed in a timely manner or on satisfactory terms.

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

(10)     Recently Issued Accounting Principles

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), amended by SFAS 138 in June 2000. Effective January 1, 2001, the Company adopted SFAS 133. The adoption of SFAS 133 did not have an impact on the Company's financial condition, results of operations or cash flows, as the Company does not have any derivative instruments.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. The Company adopted SFAS 140 in the second quarter of 2001. The adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements and related disclosures.

         In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

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

FORWARD-LOOKING STATEMENTS

         This document contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy, and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Such statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions, and uncertainties deemed relevant by management, including:

         o        business and economic conditions in our existing markets,
         o        competitive technologies, products and services,
         o regulatory and interference issues, including the ability to obtain and maintain Multipoint Distribution Service ("MDS") and Multichannel Multipoint Distribution Service ("MMDS") licenses and MDS/MMDS and Instructional Television Fixed Service ("ITFS") spectrum leases,
         o the outcome of regulatory proceedings relating to the allocation of additional spectrum for third generation, or "3G," mobile wireless services, as described in Part II, Item 5 of this report,
         o the outcome of our ongoing MMDS technology evaluation and the availability and capabilities of technology platforms available for deployment of broadband wireless services,
         o our ability to successfully and timely fund and build out our broadband wireless network, and
         o with respect to pending acquisitions, obtaining required third party consents, including consent of the Federal Communications Commission ("FCC").

         We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

         We provide fixed broadband wireless Internet and wireless subscription television services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the FCC in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS/MMDS/ITFS spectrum, in 93 markets covering an estimated 9 million total households, including one market covering an estimated 250,000 total households for which we have entered into a definitive agreement to acquire. On average, we own or lease 152 MHz of spectrum per market. In this document, we often collectively refer to the MDS/MMDS/ITFS spectrum that we own or lease as "MMDS."

         The FCC historically had limited the use of MMDS spectrum to one-way analog transmissions. In September 1998, the FCC announced that it would authorize the use of MMDS spectrum to provide digital two-way services, including high-speed Internet, data, voice, and video services. The FCC finalized its ruling in July 1999 and, in August 2000, opened an initial, one-week filing window for applications for two-way services. We filed over 400 applications with the FCC in this initial filing window to provide digital two-way communications services in 70 of our markets. As of July 15, 2001, we had received FCC licenses for over 90% of these applications, representing 61 markets. These licenses cover our top 30 projected Internet markets.

         Our long-term business strategy is to provide broadband wireless services using our high-capacity MMDS radio spectrum in medium and small markets. We currently provide high-speed wireless Internet access service to over 430 accounts serving an estimated 3,280 end users in Austin and Sherman-Denison, Texas. These end users primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as technical support, e-mail, Web hosting and design, and domain name service.

         We expect to complete our technical field trial in Amarillo, Texas with Cisco Systems, Inc. ("Cisco") in September 2001. We can provide no assurance that we will deploy the Cisco platform commercially either in Amarillo or in other markets. The Company currently plans to evaluate the results of this trial and developing technology platforms from other MMDS vendors. We also are continuing to monitor the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until we are able to deploy a technology platform for which another major MMDS operator has made a substantial purchase commitment, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve our spectrum resources. This may result in deployment of no new Internet markets in 2001 or until another large MMDS operator makes a substantial purchase commitment to a particular technology platform. See "Future Cash Requirements."

         Historically, we have used our spectrum to provide wireless subscription television services. We presently have wireless subscription television transmission facilities constructed and operating in 57 markets in eight states. At July 31, 2001, we had approximately 91,440 wireless subscription television customers, including approximately 85,050 customers who subscribed only to programming service provided over our MMDS spectrum, and 6,390 "combo" subscribers who subscribed to both our MDS/MMDS/ITFS programming service and to DIRECTV, Inc. ("DIRECTV") programming service sold by us. In addition, at July 31, 2001, there were approximately 23,100 customers who received only DIRECTV programming sold by us. In May 2001, we notified DIRECTV of our intent to terminate our sales agency relationship under its current terms, effective no later than February 2002. The Company currently intends to renegotiate an agency agreement with DIRECTV upon termination of the existing agreement or alternatively, negotiate a contract with another direct broadcast satellite service provider. However, there can be no assurance that either contract will be completed in a timely manner or on satisfactory terms.

         Our business strategy contemplates a decline in wireless subscription television subscribers, DIRECTV subscribers, revenues, and EBITDA in 2001 and beyond, as we allocate more of our spectrum and other resources to develop our broadband wireless Internet access and other broadband wireless Internet protocol ("IP")-based businesses.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000.

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless subscription television subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, revenue from our agency relationships with DIRECTV and its distributors, as well as fees generated from Internet operations in Austin and Sherman/Denison, Texas. Our revenues for the second quarter of 2001 were $13.3 million, compared to $15.8 million for the second quarter of 2000. Revenues for the six months ended June 30, 2001, were $27.2 million, compared to $32.1 million for the same period last year. The average number of wireless subscription television subscribers for the three months ended June 30, 2001, was 97,821 compared to 123,983 for the same period of 2000. For the six months ended June 30, 2001, the average number of subscribers was 101,197 compared to 127,190 for the six months ended June 30, 2000. In addition, during the three and six months ended June 30, 2001, we had 22,662 and 22,252 average subscribers, respectively, who received only DIRECTV programming sold by us. As of January 1, 2000, we do not include these customers in our reported wireless subscription television subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber.

         The decrease in revenues for the three and six months ended June 30, 2001, resulted primarily from fewer video customers as we reduced sales and marketing relating to our subscription television business. Recurring average revenue per subscriber was $36.48 and $36.31 for the three and six months ended June 30, 2001, respectively, compared to $35.63 and $35.48 for the same periods last year. Internet service revenues for the three and six months ended June 30, 2001, were not material.

         System Operations Expense. Systems operations expense includes programming costs, channel lease payments, labor, and overhead relating to service calls and churn, transmitter site and tower rentals, certain repairs and maintenance expenditures, and Internet service costs. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. Systems operations expense was $6.6 million, or 49.6% of revenues, for the second quarter of 2001, compared to $7.4 million, or 46.6% of revenues, for the same period in 2000. For the six months ended June 30, 2001, systems operations expense was $13.6 million, or 50.1% of revenues, compared to $14.7 million, or 45.6% of revenues, for the comparable prior year period. System operations expense decreased over both periods primarily due to lower programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. System operations expense as a percent of revenue was higher in 2001 due to higher costs under certain spectrum leases that were renegotiated in preparation for providing two-way broadband wireless services. Average monthly churn was 2.7% for the quarter and six months ended June 30, 2001, compared to 3.1% and 2.9%, respectively, for the same periods last year.

         Selling, General and Administrative (SG&A) Expense. SG&A expense for the second quarter of 2001 was $6.9 million, or 52.3% of revenues, compared to $8.5 million, or 53.7% of revenues, for the same period last year. For the six months ended June 30, 2001, SG&A expense was $14.3 million, or 52.7% of revenues, compared to $16.5 million, or 51.5% of revenues, for the same period last year. The decrease in SG&A for the three months ended June 30, 2001 compared to last year was primarily due to savings from consolidation of certain market offices and management, lower expenses at our customer care center, lower subscription television marketing expenses, and a reduction in start-up and general and administrative costs related to our broadband wireless Internet business. The decrease in SG&A for the six month period was also attributable to the decreases described above, but was somewhat offset by an overall increase in start-up and general and administrative costs, principally incurred in the first quarter of 2001, related to the Company's broadband wireless Internet business.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and capitalized installation costs, amortization of license and leased license investment, and amortization of the subscriber value and excess of cost over fair value of net assets acquired. Our policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor and overhead. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheets. Depreciation and amortization expense was $6.1 million and $12.3 million for the three and six months ended June 30, 2001, respectively, compared to $7.3 million and $14.3 million for the same periods last year. The decrease in depreciation and amortization expense over the periods presented is due to the sale of used equipment during 2000 and fewer disconnects in the first half of 2001 compared to the same periods last year. When subscribers are disconnected, the remaining balance of non-recoverable equipment related to the installation of that subscriber is written off to depreciation expense.

         Operating Loss. We generated operating losses of $6.4 million and $13.1 million for the three and six months ended June 30, 2001, compared to operating losses of $7.4 million and $13.4 million for the three and six months ended June 30, 2000. The improvement in operating loss resulted from lower programming expense, decreased marketing costs and other SG&A savings discussed above, and from lower depreciation and amortization expense.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation, and amortization, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a negative $253,000 and a negative $755,000 for the three and six months ended June 30, 2001, compared to a negative $44,000 and a positive $938,000 for the same periods in 2000. The decrease in EBITDA for the quarter was due to decreased subscription television revenues, partially offset by a reduction in start-up and general and administrative costs related to our broadband wireless Internet business as the Company maximized cash resources. The decrease in EBITDA for the six month period was also attributable to decreased subscription television revenues, but included an overall increase in start-up and general and administrative costs, principally incurred in the first quarter of 2001, related to our broadband wireless Internet business.

         Interest Income. Interest income was $263,000 and $641,000 for the three and six months ended June 30, 2001, respectively, compared to $498,000 and $993,000 for the same periods last year. The decrease in interest income was due to higher earnings during the prior year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $309,000 and $631,000 for the three and six months ended June 30, 2001, respectively, compared to $346,000 and $700,000 for the three and six months ended June 30, 2000, respectively. Interest expense decreased slightly in 2001 due to lower principal balances on our BTA debt and capital leases.

         Other Income (Expense). Other income was $208,000 and $376,000 for the three and six months ended June 30, 2001, compared to $89,000 and $3.9 million for the same periods of 2000. During the first quarter of 2000, we received $3.8 million in exchange for our equity interest in Wireless One, Inc. ("Wireless One"). The entire amount received was recognized as other income, as our investment balance had been reduced to zero during 1997 as a result of Wireless One losses. Other income in the current year primarily includes a $100,000 gain from the sale of our equity interest in a Mexican MMDS company and the recognition of a deferred gain related to the sale-leaseback of our communications towers during 1999 and 2000.

         Net Loss. We have recorded net losses since our inception. Net loss for the quarter and six months ended June 30, 2001, was $6.2 million ($0.60 per share) and $12.7 million ($1.24 per share), respectively, compared to $7.1 million ($0.70 per share) and $9.2 million ($0.91 per share) for the quarter and six months ended June 30, 2000. The improvement in net loss for the three months ended June 30, 2001, resulted primarily from lower depreciation and amortization expense as well as lower programming, marketing and SG&A expenses related to our subscription television business. The increase in net loss for the six months ended June 30, 2001, resulted primarily from lower EBITDA, discussed above, as well as the nonrecurring gain of $3.8 million recognized in the first quarter of 2000 on the exchange of our equity interest in Wireless One.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations was $1.9 million during the six months ended June 30, 2001, compared to cash provided by operations of $745,000 during the same period of 2000. Cash used in operations in the current year was primarily to fund severance related to a reduction in force in the first quarter and to pay accrued property taxes and other liabilities. Cash provided by operations for the first six months of 2000 included higher revenue received from our agency relationship with DIRECTV due to higher installs in 2000.

         Cash used in investing activities was $1.2 million during the six months ended June 30, 2001, compared to $485,000 for the first six months of 2000. Cash used in investing activities during the first six months of 2001 included capitalized subscriber installation costs and expenditures for engineering, legal, site acquisition, and other costs related to the acquisition of MMDS channel rights. Cash used in investing activities in the prior year included capitalized subscriber installation costs and expenditures related to our applications for two-way licenses, offset by $3.8 million from the exchange of our equity interest in Wireless One, and approximately $600,000 from the sale-leaseback of our communications towers.

         Cash used in financing activities was $1.0 million during the six months ended June 30, 2001, compared to $252,000 during the comparable 2000 period. Cash used in financing activities in the current year was for payments on our BTA debt and capital lease obligations. Cash used in financing activities in the first six months of 2000 included payments on our BTA debt and capital lease obligations, offset by $618,000 in cash proceeds received from the exercise of employee stock options.

         At July 31, 2001, we had approximately $18.2 million of unrestricted cash and cash equivalents and $299,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors.

FUTURE CASH REQUIREMENTS

         Our goal is to become a leading provider of broadband wireless services in our markets. To implement our long-term business strategy we intend to first offer high-speed Internet access service to medium-sized and small businesses, SOHOs, telecommuters, and residential consumers in our markets, and later offer telephony services, including wireless local loop and voice over IP services.

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

         We believe that additional capital will be required to fully implement our long-term business strategy of providing broadband wireless service in medium and small markets. However, until such additional capital becomes available on acceptable terms, we have implemented a previously-announced plan to maximize cash resources and reduce expenditures in 2001. We are continuing to evaluate the development of technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until we are able to deploy a technology platform for which another major MMDS operator has made a substantial purchase commitment, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve our spectrum resources. This may result in deployment of no new Internet markets in 2001 or until another large MMDS operator makes a substantial purchase commitment to a particular technology platform. We expect that under this plan, cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business at least through the end of 2002.

         We are continuing to evaluate our near and long-term capital needs, and likely will seek additional capital in the next twelve months. Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. We can provide no assurance that such capital or financing will be available in a timely manner or on satisfactory terms.

COMMITMENTS AND CONTINGENCIES

         We are a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees. We believe the lawsuits are without merit and intend to vigorously defend them. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while we do not expect such an adverse outcome, we believe that an adverse outcome in one or more of these proceedings could have a material adverse effect on our consolidated financial condition, results of operations and/or cash flows.

         For a more detailed discussion of legal and regulatory matters that may affect the Company, see note (6) to the condensed consolidated financial statements in this report, which is incorporated herein by reference.

         Certain of our current and former officers, to whom we may have indemnity obligations, were notified by the U.S. Department of Labor ("DOL") in March 2001 that they may have breached certain fiduciary obligations to Nucentrix's 401(k) Plan (the "401(k) Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The DOL alleges that from June 1996 through March 1998, the Company in certain instances did not timely remit employees' contributions to be invested in the 401(k) Plan's investment options. The DOL also alleged that the Company failed to monitor the investments available to the participants in the 401(k) Plan as well as the performance of these investments. Finally, the DOL alleged that the Company failed to fully vest participants in their employer matching contributions after we temporarily suspended these contributions in October 1998. It is our understanding that the DOL has agreed to drop the fiduciary allegations relating to the monitoring of investments and the vesting of participants in employer matching contributions, and that the DOL currently intends to discuss only the remaining allegation of delinquent remission of employee contributions. We are preparing a supplementary response to the DOL to address this issue. We do not believe that this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

INFLATION

         We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

RECENT EVENTS

         In August 2000, the FCC opened an initial, one-week filing window for applications for authorizations to provide two-way services over MMDS and ITFS spectrum. We filed over 400 applications with the FCC in this initial filing window to provide digital two-way communications services in 70 of our markets. In June 2001, we announced that we had received FCC licenses for approximately 90% of these applications. As of July 15, 2001, we had received FCC licenses for over 90% of these applications, representing 61 markets. These licenses cover our top 30 projected Internet markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in marketable securities (which consist of commercial paper). At June 30, 2001, our marketable securities were recorded at a fair value of approximately $319,000, with an overall weighted average return of approximately 6% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 60 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of June 30, 2001. The fair value of our long-term debt at June 30, 2001, is estimated to be $14.5 million based on the overall rate of the long-term debt of 10% and an overall maturity of six years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         We are involved in certain legal proceedings as described in note (6) of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report, which is incorporated herein by reference, and in "Item 3
- Legal Proceedings" in our Annual Report on Form 10-K for 2000, and in Part II,
Item 1 of our Quarterly Report on Form 10-Q for the quarter ending March 31,
2001.

         Certain former directors and officers of our predecessor, Heartland Wireless Communications, Inc. ("Heartland"), to whom we may have indemnity obligations, are defendants in a purported class action securities lawsuit filed in Kleburg County, Texas in July 1998, styled Thompson, et al. v. David E. Webb, et al. (98-371-D). In addition, we and certain former directors and officers of Heartland, to whom we also may have indemnity obligations, are defendants in a federal securities action filed in U.S. District Court for the Northern District of Texas in February 1998, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). In June 2000, the court dismissed the plaintiffs' claims in Coates, with prejudice. The plaintiffs appealed the dismissal to the U.S. Circuit Court of Appeals for the Fifth Circuit. Counsel for all parties in the Thompson and Coates matters have executed a Memorandum of Understanding outlining the terms of a settlement of both of these lawsuits. The parties anticipate executing a settlement agreement incorporating the terms of the Memorandum of Understanding, which will be submitted to the court in Kleberg County for approval. All amounts payable by the former directors and officers of Heartland in the settlement will be covered by the proceeds from our primary directors and officers liability insurance policy. Accordingly, we believe that these lawsuits will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

         We are a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees. All of these lawsuits were filed by the same plaintiff's attorney in various courts in Texas. These lawsuits generally allege that administrative late fees charged by us are unenforceable and/or usurious. The lawsuits generally seek to certify a class to represent all persons receiving subscription television service from us or our affiliates or who have been charged a late fee by us, and seek a declaration that any contractual provisions for our administrative late fees are void or usurious, as well as money damages, interest, attorneys' fees, and costs.

         In June 2001, the U.S. Bankruptcy Court for the District of Delaware ruled that one of the late fee actions, Garcia v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1), filed in Brooks County, Texas in May 1998, violated the discharge injunction of the U.S. Bankruptcy Code and ordered the plaintiff to dismiss this lawsuit. Counsel for plaintiff has filed a notice of appeal of this order to the U.S. District Court for the District of Delaware.

         In June 2001, the plaintiff in Ysasi v. Heartland Wireless Communications, Inc. (98-6430-E), filed in Nueces County, Texas in December 1998, nonsuited this late fee lawsuit and the court dismissed all claims against us with prejudice.

         In June 2001, the U.S. District Court for the Southern District of Texas, Laredo Division dismissed Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134), with prejudice. Nolen was filed in October 2000 and alleged that we and certain of our directors and officers violated the federal Racketeering Influenced and Corrupt Organizations Act, or RICO, by collecting an unlawful debt comprised of a service fee for subscription television services and an administrative late fee. Counsel for plaintiff has filed a notice of his intent to appeal the dismissal to the U.S. Circuit Court of Appeals for the Fifth Circuit.

         We believe the late fee actions are without merit and intend to vigorously defend the remaining pending lawsuits and all appeals. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

         In September 1999, two former stockholders of Heartland filed a Motion to Revoke the order of the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") confirming our Plan of Reorganization ("Plan") in In re Heartland Wireless Communications, Inc. (No. 98-2692) (JKF). The motion asserted that we procured the order by fraudulently undervaluing our enterprise value in the Plan confirmation process, and sought to set aside the order, which became effective in April 1999. In June 2001, the Bankruptcy Court dismissed this motion.

         In December 2000, several former stockholders of Heartland filed a lawsuit in Bryan County, Oklahoma against certain of our current and former directors and officers, to whom we may have indemnity obligations, and former senior note holders. This case is styled Hunt Capital Group, L.L.C., et al. v. McHenry, et al. (No. OJ-2000-534). These plaintiffs allege that the defendants fraudulently undervalued our enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. In June 2001, the Bankruptcy Court granted our motion to enforce the Plan, and ordered that the plaintiffs dismiss this lawsuit with prejudice. Counsel for plaintiffs has filed a notice of their intent to appeal the dismissal to the U.S. District Court for the District of Delaware. We believe the allegations to be without merit and intend to vigorously defend the appeal on behalf of the director and officer defendants.

         We also are a party, from time to time, to routine litigation incident to our business. We do not believe that any other pending litigation matter will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 25, 2001, we issued to Smithco of Ft. Smith, Inc. ("FSI") and Smithco Investments of West Memphis, Inc. ("Smithco"), as the owner of certain MMDS spectrum licenses, leases and related assets in Fort Smith and Fayetteville, Arkansas, a total of 131,316 shares of our common stock in consideration for the purchase of these assets. On May 4, 2001, we issued an additional total of 5,246 shares of our common stock to FSI and Smithco as part of the same transaction. All shares were issued pursuant to Regulation D of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 10, 2001, for the purpose of electing a board of directors and ratifying the appointment of independent auditors. Proxies for the meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors' solicitations.

         All of the nominees for directors as listed in the Proxy Statement dated April 6, 2001, were elected with the following vote:

                      Shares Voted "For"    Shares "Withheld"    Broker Non-Votes
                      ------------------    -----------------    ----------------
Richard B. Gold           9,049,083                 2,590             -0-
Carroll D. McHenry        5,968,419             3,083,254             -0-
Steven D. Scheiwe         9,049,508                 2,165             -0-
Neil S. Subin             9,049,508                 2,165             -0-
R. Ted Weschler           9,049,508                 2,165             -0-


The appointment of KPMG LLP as independent auditors was ratified by the following vote:

    Shares Voted "For"       Shares Voted "Against"        Shares Abstaining        Broker Non-Votes
    ------------------       ----------------------        -----------------        ----------------

        8,905,774                   145,889                       10                       -0-

ITEM 5. OTHER INFORMATION

SPECTRUM ALLOCATION PROCEEDINGS FOR ADVANCED WIRELESS SERVICES

         The FCC and other government organizations have initiated proceedings to study, identify and authorize additional radio frequencies for advanced wireless services, including third generation, or "3G," mobile wireless services. Several frequency bands are being studied in this process. One of the frequency bands under consideration for such services is 2500 - 2690 MHz, in which we hold substantially all of our MDS/MMDS/ITFS fixed wireless FCC licenses and spectrum leases. For additional information regarding these proceedings, see "Item 1 - Business - Spectrum Allocation Proceedings for Advanced Wireless Services" in our Annual Report on Form 10-K for 2000, and "Item 5 - Other Information - Spectrum Allocation Proceedings for Advanced Wireless Services" in our Quarterly Report on Form 10-Q for the period ending March 31, 2001.

         The FCC has concluded in two separate reports issued in November 2000 and March 2001, respectively, that sharing the 2500 - 2690 MHz band or segmenting the spectrum and relocating licensees from this band for 3G services would be technically infeasible. We are vigorously opposing, and intend to continue to vigorously oppose, any effort to share or relocate any of our spectrum licenses for 3G services. However, we currently cannot predict how these various proceedings will be resolved. We could be required to share part or all of these frequencies with 3G mobile services, or relocate part or all of our fixed wireless services to another frequency band. Although we believe that comparable spectrum would have to be found or other accommodations would have to be made for relocated licensees to continue their operations, it is impossible to determine at this time what impact, if any, spectrum sharing or relocation would have on our operations. However, sharing our spectrum with 3G services, or relocating part or all of our fixed wireless services to another frequency band, could require new or additional equipment and raise our operating costs, delay the provision of service and/or render our services uneconomic in certain areas.

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

                  3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

                  *10.1 Nonqualified Stock Option Agreement between the Company and J. David Darnell dated as of May 10, 2001.

                  *10.2 Nonqualified Stock Option Agreement between the Company and J. Curtis Henderson dated as of May 10, 2001.

                  *10.3 Nonqualified Stock Option Agreement between the Company and Frank H. Hosea dated as of May 10, 2001.

                  *10.4 Nonqualified Stock Option Agreement between the Company and Russell A. Wiseman dated as of May 10, 2001.

----------
*Filed herewith

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2001    NUCENTRIX BROADBAND NETWORKS, INC.



                           By: /s/ CARROLL D. MCHENRY
                               -------------------------------------------------
                               Carroll D. McHenry
                               Chairman of the Board, President and Chief
                               Executive Officer (Principal Executive Officer)



                           By: /s/ J. DAVID DARNELL
                               -------------------------------------------------
                               J. David Darnell
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

3.3 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

*10.1               Nonqualified Stock Option Agreement between the Company and
                    J. David Darnell dated as of May 10, 2001.

*10.2               Nonqualified Stock Option Agreement between the Company and
                    J. Curtis Henderson dated as of May 10, 2001.

*10.3               Nonqualified Stock Option Agreement between the Company and
                    Frank H. Hosea dated as of May 10, 2001.

*10.4               Nonqualified Stock Option Agreement between the Company and
                    Russell A. Wiseman dated as of May 10, 2001.

----------
*Filed herewith