Form 10-Q
period 2001-09-30
NUCENTRIX BROADBAND NETWORKS INC
filed 2001-11-14
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                         Commission file number 0-23694
                                                -------

                       Nucentrix Broadband Networks, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                       73-1435149
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

 4120 International Parkway, Suite 2000, Carrollton, Texas         75007-1906
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code       (972) 662-4000
                                                  -----------------------------

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
                                           Yes   X       No
                                               -----         -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares Outstanding
               Class                                  as of November 1, 2001
              -------                                 ----------------------
     Common Stock, $.001 par value                           10,402,814

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                         2001               2000
                                                                   --------------       -------------
                                                                     (UNAUDITED)
Current assets:
 Cash and cash equivalents...................................       $ 16,415               $ 22,153
 Restricted assets - investment in certificates of deposit...            300                    201
 Subscriber receivables, net of allowance for
   doubtful accounts of $193 and $246, respectively..........            556                    870
 Other receivables...........................................            638                  1,105
 Prepaid expenses and other..................................          1,744                  2,085
                                                                    --------               --------
       Total current assets..................................         19,653                 26,414

Systems and equipment, net...................................         30,504                 42,159
License and leased license investment, net...................         67,278                 69,713
Note and lease receivables...................................          2,067                  2,377
Other assets, net............................................          1,779                  2,617
                                                                    --------               --------
       Total assets..........................................       $121,281               $143,280
                                                                    ========               ========
Current liabilities:
 Accounts payable and accrued expenses.......................       $  9,587               $ 13,165
 Current portion of long-term debt...........................          2,113                  2,014
                                                                    --------               --------
        Total current liabilities............................         11,700                 15,179
                                                                    --------               --------

Long-term debt, less current portion.........................         11,380                 12,947
Other long-term liabilities..................................          4,688                  5,470
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 15,000,000 shares                      --                     --
     authorized; none issued.................................
  Common stock, $.001 par value; 30,000,000 shares
     authorized; 10,402,814 and 10,228,935 shares
     issued and outstanding at September 30, 2001, and
     December 31, 2000,  respectively                                     10                     10
  Additional paid-in capital.................................        151,249                148,997
  Accumulated deficit........................................        (57,746)               (39,323)
                                                                    --------               --------
       Total stockholders' equity............................         93,513                109,684
                                                                    --------               --------

       Total liabilities and stockholders' equity............       $121,281               $143,280
                                                                    ========               ========



     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                       -------------------------------  -------------------------------
                                                            2001            2000             2001            2000
                                                       --------------- ---------------  --------------- ---------------

Revenues...........................................          $ 12,568        $ 14,697         $ 39,732        $ 46,838
                                                             --------        --------         --------        --------
Operating Expenses:
         System operations.........................             6,138           6,984           19,738          21,645
         Selling, general and administrative.......             5,908           8,655           20,227          25,197
         Depreciation and amortization.............             6,265           6,508           18,592          20,821
                                                             --------        --------         --------        --------
                  Total operating expenses.........            18,311          22,147           58,557          67,663
                                                             --------        --------         --------        --------
                  Operating loss...................           (5,743)         (7,450)         (18,825)        (20,825)

Other income (expense):
         Interest income...........................               217             519              858           1,512
         Interest expense..........................              (308)           (339)            (939)         (1,039)
         Other income, net.........................               107             824              483           4,733
                                                             --------        --------         --------        --------
                  Total other income (expense).....                16           1,004              402           5,206
                                                             --------        --------         --------        --------
Net loss ..........................................          $ (5,727)       $ (6,446)        $(18,423)       $(15,619)
                                                             ========        ========         ========        ========
Net loss per common share - basic and diluted......          $  (0.55)       $  (0.63)        $  (1.79)       $  (1.54)
                                                             ========        ========         ========        ========
Average shares outstanding - basic and diluted.....            10,370          10,185           10,309          10,150
                                                             ========        ========         ========        ========


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                         2001                  2000
                                                                      ----------            ----------
Cash flows from operating activities:
   Net loss....................................................        $ (18,423)            $ (15,619)
        Adjustments to reconcile net loss to net cash used
        in operating activities:
            Depreciation and amortization......................           18,592                20,821
            Gain on sale of assets.............................             (412)               (4,846)
            Stock-based compensation...........................              202                   112
            Changes in operating assets and liabilities:
                  Restricted cash..............................              299                    --
                  Subscriber and other receivables.............              809                   450
                  Prepaid expenses and other assets............              760                   272
                  Accounts payable, accrued expenses and other
                  liabilities..................................           (4,676)               (1,240)
                                                                        --------             ---------
                     Net cash used in operating activities.....           (2,849)                  (50)
                                                                        --------             ---------
Cash flows from investing activities:
        Proceeds from sale of assets...........................              100                 5,330
        Purchases of systems and equipment.....................           (1,230)               (5,787)
        Expenditures for licenses and leased licenses..........             (364)               (2,749)
        Expenditures for other long-term assets................             (150)                   --
        Proceeds from note receivable..........................              282                   363
                                                                        --------             ---------
                     Net cash used in investing activities.....           (1,362)               (2,843)
                                                                         --------             ---------
Cash flows from financing activities:
        Payments on short-term borrowings and notes payable                 (321)                 (227)
        Payments on long-term debt.............................           (1,206)               (1,097)
        Proceeds from exercise of stock options................               --                 1,502
                                                                        --------             ---------
                     Net cash provided by (used in) financing
                     activities................................           (1,527)                  178
                                                                        --------             ---------
Net decrease in cash and cash equivalents.......................          (5,738)               (2,715)
Cash and cash equivalents at beginning of period................          22,153                28,932
                                                                        --------             ---------
Cash and cash equivalents at end of period......................        $ 16,415              $ 26,217
                                                                        ========             =========

Cash paid for interest..........................................        $    923              $  1,022
                                                                        ========             =========
Cash paid for reorganization costs..............................        $     --              $    535
                                                                        ========             =========

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



(1)      Description of Business

         Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides fixed broadband wireless Internet and wireless subscription television services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the Federal Communications Commission ("FCC") in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum, in 93 markets covering an estimated 9 million total households, including one market covering an estimated 250,000 total households for which the Company has entered into a definitive agreement to acquire. On average, the Company owns or leases 152 MHz of spectrum per market. This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Nucentrix also provides wireless subscription television service in 57 markets.

(2)      Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company anticipates that additional capital will be required to fully implement its long-term business strategy. However, until such additional capital becomes available on acceptable terms, the Company has implemented a plan to maximize cash resources and reduce expenditures. The Company is continuing to evaluate the development of next generation technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until the Company is able to deploy a technology platform for which another major MMDS operator has made a substantial purchase commitment, and has obtained financing on satisfactory terms and conditions, the Company intends to continue to look for efficiencies, maximize its cash resources and preserve its spectrum resources. This will result in deployment of no new Internet markets in 2001 and will likely postpone deployment until another large MMDS operator makes a substantial purchase commitment to a particular technology platform. The Company expects that under this plan, cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business into the first quarter of 2003.

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

(4)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 2000 audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for 2000.

(5)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented (1) basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and (2) diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Outstanding options to purchase 780,900 and 736,200 shares of common stock at September 30, 2001 and 2000, respectively, and outstanding warrants to purchase 825,000 shares of common stock at September 30, 2001 and 2000, were not included in the computation of diluted loss per share because their effects are antidilutive.

(6)      Commitments and Contingencies

         Certain former directors and officers of the Company's predecessor, Heartland Wireless Communications, Inc. ("Heartland"), to whom the Company may have indemnity obligations, are defendants in a purported class action securities lawsuit filed in Kleburg County, Texas in July 1998, styled Thompson, et al. v. David E. Webb, et al. (98-371-D). In addition, the Company and certain former directors and officers of Heartland, to whom the Company also may have indemnity obligations, are defendants in a federal securities action filed in U.S. District Court for the Northern District of Texas in February 1998, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). In June 2000, the court dismissed the plaintiffs' claims in Coates, with prejudice. The plaintiffs appealed the dismissal to the U.S. Circuit Court of Appeals for the Fifth Circuit. Counsel for all parties in the Thompson and Coates matters have executed a settlement agreement that provides for the settlement of both of these lawsuits. The parties have submitted the settlement agreement to the court in Kleberg County for approval. The court has approved the form of class notice and scheduled a settlement hearing in January 2002 to determine the fairness of the settlement. All amounts payable by the former directors and officers of Heartland in the settlement will be covered by the proceeds from the Company's primary directors and officers liability insurance policy. Accordingly, the Company believes that this settlement will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

         In December 2000, several former stockholders of Heartland filed a lawsuit in Bryan County, Oklahoma against certain of the Company's current and former directors and officers, to whom we may have indemnity obligations, and former senior note holders. This case is styled Hunt Capital Group, L.L.C., et al. v. McHenry, et al. (No. OJ-2000-534). These plaintiffs allege that the defendants fraudulently undervalued the Company's enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. In June 2001, the Bankruptcy Court granted the Company's motion to enforce the Plan, and ordered that the plaintiffs dismiss this lawsuit with prejudice. Plaintiffs have appealed the dismissal to the U.S. District Court for the District of Delaware. The Company believes the allegations to be without merit and intends to vigorously defend the appeal on behalf of the director and officer defendants.

         In May 2000, the Company entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois for $5.6 million in common stock of Nucentrix and the assumption of $400,000 in debt relating to the Rockford BTA. In October 2001, the FCC dismissed the BTA owner's application for consent to assign the Rockford BTA to the Company. As a result, the Company or the BTA owner may terminate or modify the purchase agreement. The transaction is subject to other customary closing conditions including due diligence.

         In September 2001, the FCC adopted an order not to relocate incumbent license holders and operators in the 2.5 GHz band, such as the Company, to other frequency bands. The FCC also added a flexible use allocation to the 2.5 GHz band, making this band available for advanced mobile services, including third generation ("3G") wireless systems. The flexible use allocation is subject to the protection of existing fixed-wireless licenses in the 2.5 GHz band from interference. The 2.1 GHz band, however, remains under consideration by the FCC for relocation for 3G services. The Company currently uses the 2.1 GHz band in its existing fixed-wireless networks, and the 2.1 GHz band is part of the Company's plan for future broadband wireless networks. The Company could be required to relocate current and future broadband wireless services in the 2.1 GHz band to another frequency band. The Company is not able to determine at this time the impact that relocation would have on its operations; however, relocation of operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service, or render service uneconomic in certain areas.

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

(7)      Benefit Plan

         The Company sponsors a 401(k) savings plan in which substantially all employees are eligible to participate upon completion of six months of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The plan permits eligible employees to contribute up to 20% of their compensation, subject to the annual maximum allowed by the Internal Revenue Service. The Company may make discretionary matching contributions to the plan. The Company began making discretionary matching contributions to the plan for the 2001 plan year on April 1, 2001, and contributed $37,000 and $77,000 during the three and nine months ended September 30, 2001.

(8)      Segment Reporting

         The Company is considered to be comprised of two reportable segments:
         (i) distribution of subscription television services and (ii) delivery of Internet protocol ("IP")-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Information regarding operating segments as of and for the three and nine months ended September 30, 2001 and 2000, is presented in the following tables (in thousands):


                                      REVENUES        INTERSEGMENT
                                    FROM EXTERNAL        REVENUE
                                    CUSTOMERS (A)     (EXPENSE)(B)        EBITDA (C)
                                  ----------------    -------------      ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2001
Subscription television services
      segment                         $ 12,431          $  (890)          $  3,384
IP-based services segment                  137              890             (2,573)
Other                                      ---              ---               (289)
                                      --------          -------           --------
Total                                 $ 12,568          $   ---           $    522
                                      ========          =======           ========

THREE MONTHS ENDED
SEPTEMBER 30, 2000
Subscription television services
      segment                         $ 14,587          $(1,032)          $  2,824
IP-based services segment                  110            1,032             (3,263)
Other                                      ---              ---               (503)
                                      --------          -------           --------
Total                                 $ 14,697          $   ---           $   (942)
                                      ========          =======           ========



                                      REVENUES        INTERSEGMENT
                                   FROM EXTERNAL         REVENUE
                                    CUSTOMERS (A)     (EXPENSE)(B)        EBITDA (C)
                                   --------------     -------------       -----------
NINE MONTHS ENDED
SEPTEMBER 30, 2001
Subscription television services
      segment                         $ 39,321          $(2,794)          $ 9,371
IP-based services segment                  411            2,794            (8,511)
Other                                      ---              ---            (1,093)
                                      --------          -------           -------
Total                                 $ 39,732          $   ---           $  (233)
                                      ========          ========          =======
NINE MONTHS ENDED
SEPTEMBER 30, 2000
Subscription television services
      segment                         $ 46,547          $(3,447)          $ 7,410
IP-based services segment                  291            3,447            (6,376)
Other                                      ---              ---            (1,038)
                                      --------          -------           -------
Total                                 $ 46,838          $   ---           $    (4)
                                      ========          ========          =======



A reconciliation from the segment information to the net loss for the three and nine months ended September 30, 2001 and 2000, is as follows:


                                             THREE MONTHS                           NINE MONTHS
                                          ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                     ----------------------------         -----------------------------
                                        2001               2000              2001               2000
                                     ---------           --------         ---------          ---------
EBITDA (C)                            $   522            $  (942)         $   (233)           $     (4)
Depreciation and amortization          (6,265)            (6,508)          (18,592)            (20,821)
                                      -------            -------          --------            --------
Operating loss                         (5,743)            (7,450)          (18,825)            (20,825)
Interest income                            217                519              858               1,512
Interest expense                         (308)              (339)             (939)             (1,039)
Other income (expense), net                107                824              483               4,733
                                      -------            -------          --------            --------
Net loss                              $(5,727)           $(6,446)         $(18,423)           $(15,619)
                                      =======            =======          ========            ========

Total assets for the operating segments as of September 30, 2001 and 2000, are as follows:

                                                    TOTAL ASSETS AT
                                                      SEPTEMBER 30,
                                               -------------------------
                                                   2001           2000
                                               -----------     ---------
Subscription television services segment        $ 27,666        $ 43,570
IP-based services segment                         73,865          78,325
Other                                             19,750          30,732
                                                --------        --------
Total                                           $121,281        $152,627
                                                ========        ========


         (A) Revenues from the subscription television services segment's agency relationship with DIRECTV, Inc. represent approximately $1.6 million and $5.0 million for the three and nine months ended September 30, 2001, respectively, and $1.6 million and $4.9 million for the three and nine months ended September 30, 2000, respectively.

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


(9)      Recently Issued Accounting Principles

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of SFAS No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its consolidated financial condition, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this Quarterly Report on Form 10-Q, we will refer to Nucentrix Broadband Networks, Inc., a Delaware corporation, as "the Company," "we," "us," and "our."

FORWARD-LOOKING STATEMENTS

          This document contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continues" and similar expressions, as they relate to us, as well as discussions of our strategy, are intended to identify forward-looking statements. These statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions, and uncertainties deemed relevant by management, including:

    o our ability to successfully and timely fund and build out our planned broadband wireless network,

    o the capabilities and availability of next generation technology platforms for commercial deployment of broadband wireless services over Multipoint Distribution Service ("MDS"), Multichannel Multipoint Distribution Service ("MMDS") and Instructional Television Fixed Service ("ITFS") spectrum,

    o    competitive technologies, products and services,

    o regulatory and interference issues, including the ability to obtain and maintain MDS, MMDS and ITFS licenses and MDS, MMDS and ITFS spectrum leases, and further rulemakings to address technical and interference rules for mobile use of the 2.5 gigahertz ("GHz") band,

    o possible reconsideration and appeal of favorable decisions of the Federal Communications Commission ("FCC") relating to the 2.5 GHz band,

    o    business and economic conditions in our existing markets, and

    o those matters discussed elsewhere in this report and in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including those matters discussed specifically under "Risk Factors" in the Company's Current Report on Form 8-K filed November 14, 2001.

         We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

         We provide fixed broadband wireless Internet and wireless subscription television services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the FCC in the 2.1 GHz and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS/MMDS/ITFS spectrum, in 93 markets covering an estimated 9 million total households, including one market covering an estimated 250,000 total households for which we have entered into a definitive agreement to acquire. On average, we own or lease 152 MHz of spectrum per market. In this document, we often collectively refer to the MDS/MMDS/ITFS spectrum that we own or lease as "MMDS."

         The FCC historically had limited the use of MMDS spectrum to one-way analog transmissions. In September

1998, the FCC announced that it would authorize the use of MMDS spectrum to provide digital two-way services, including high-speed Internet, data, voice, and video services. The FCC finalized its ruling in July 1999 and, in August 2000, opened an initial, one-week filing window for applications for two-way services. We filed over 400 applications with the FCC in this initial filing window to provide digital two-way communications services in 70 of our markets. As of September 30, 2001, we had received FCC licenses for approximately 95% of these applications, representing 90% of these markets. These licenses cover our top 30 projected Internet markets. In September 2001, the FCC decided not to relocate incumbent license holders and operators in the 2.5 GHz band, such as the Company, to other frequency bands. The FCC also added a flexible use allocation to the 2.5 GHz band, making this band available for advanced mobile services, including third generation ("3G") wireless systems. The flexible use allocation is subject to the protection of existing fixed-wireless licenses in the 2.5 GHz band from interference.

         Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. We currently provide high-speed wireless Internet access service to over 420 accounts serving an estimated 3,200 end users in Austin and Sherman-Denison, Texas. These end users primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as technical support, e-mail, Web hosting and design, and domain name service.

         We believe we are well positioned to bring advanced wireless services to our other medium and small markets, due to the relatively large amount of spectrum (an average of 152 MHz per market) that we hold. The ability to deploy broadband services to our other markets primarily will depend on four prerequisites. We achieved the first of these in the second and third quarters of 2001 with the receipt of approximately 95% of our two-way digital operating licenses from the FCC. The second major prerequisite was achieved with the FCC's order in September 2001 not to relocate license holders in the 2.5 GHz band. We currently are focused on addressing the remaining two issues of validating the most efficient technical platform from which to deliver these services and raising capital to fund deployment.

         We are continuing to monitor the commitments by other MMDS operators to next generation technology platforms. For example, in October 2001, Sprint announced that it was ending customer acquisition for MMDS Internet services provided with first generation equipment, and freezing the number of MMDS markets it serves until substantial progress is made on next generation MMDS technology. We currently are evaluating the development of next generation MMDS technology platforms. We believe that next generation technology will address line-of-sight limitations that exist in current generation equipment and will allow customers to install and upgrade their customer premises equipment themselves. We also are evaluating the accessibility of capital markets, and the availability of other sources of financing. Until we are able to deploy a next generation technology platform for which another major MMDS operator has made a substantial purchase commitment, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve our spectrum resources. This will result in deployment of no new Internet markets in 2001 and will likely postpone deployment until another large MMDS operator makes a substantial purchase commitment to a particular next generation technology platform. See "Future Cash Requirements."

         Historically, we have used our spectrum to provide wireless subscription television services. We presently have wireless subscription television transmission facilities constructed and operating in 57 markets in eight states. At October 31, 2001, we had approximately 83,860 wireless subscription television customers, including approximately 78,160 customers who subscribed only to programming service provided over our MMDS spectrum, and 5,700 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV, Inc. ("DIRECTV") programming service sold by us. In addition, at October 31, 2001, there were approximately 22,380 customers who received only DIRECTV programming sold by us. In May 2001, we notified DIRECTV of our intent to terminate our sales agency relationship under its current terms, effective no later than February 2002. We rescinded our notice to terminate our agency relationship with DIRECTV in September 2001 and are currently renegotiating our agency agreement with them.

         Our business strategy contemplates a decline in wireless subscription television subscribers, DIRECTV subscribers, revenues, and EBITDA in 2001 and beyond, as we allocate more of our spectrum and other resources to develop our broadband wireless Internet access and other advanced wireless services.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless subscription television subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, revenue from our agency relationships with DIRECTV and its distributors, as well as fees generated from Internet operations in Austin and Sherman/Denison, Texas. Our revenues for the third quarter of 2001 were $12.6 million, compared to $14.7 million for the third quarter of 2000. Revenues for the nine months ended September 30, 2001, were $39.7 million, compared to $46.8 million for the same period last year. The average number of wireless subscription television subscribers for the three months ended September 30, 2001, was 89,910 compared to 116,699 for the same period of 2000. For the nine months ended September 30, 2001, the average number of subscribers was 97,390 compared to 123,708 for the nine months ended September 30, 2000. In addition, during the three and nine months ended September 30, 2001, we had 23,199 and 22,536 average subscribers, respectively, who received only DIRECTV programming sold by us. As of January 1, 2000, we do not include these customers in our reported wireless subscription television subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber.

         The decrease in revenues for the three and nine months ended September 30, 2001, resulted primarily from fewer video customers as we reduced sales and marketing relating to our subscription television business. Recurring average revenue per subscriber was $37.83 and $36.78 for the three and nine months ended September 30, 2001, respectively, compared to $35.31 and $35.44 for the same periods last year. We increased our prices for MMDS service by approximately $2.00 on August 1, 2001. Internet service revenues for the three and nine months ended September 30, 2001, were not material.

         System Operations Expense. System operations expense includes programming costs, channel lease payments, labor and overhead relating to service calls and churn, transmitter site and tower rentals, certain repairs and maintenance expenditures, and Internet service costs. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses based on the number of subscribers. System operations expense was $6.1 million, or 48.8% of revenues, for the third quarter of 2001, compared to $7.0 million, or 47.5% of revenues, for the same period in 2000. For the nine months ended September 30, 2001, system operations expense was $19.7 million, or 49.7% of revenues, compared to $21.6 million, or 46.2% of revenues, for the comparable prior year period. System operations expense decreased over both periods primarily due to lower programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. System operations expense as a percent of revenue was higher in 2001 due to higher costs under certain spectrum leases that were renegotiated in preparation for providing two-way broadband wireless services and due to the fixed portion of technical labor in certain video markets which has been reduced to minimum levels with the decline in subscribers. Average monthly churn was 3.3% and 2.8% for the quarter and nine months ended September 30, 2001, respectively, compared to 3.0% and 2.9%, respectively, for the same periods last year.

         Selling, General and Administrative (SG&A) Expense. SG&A expense for the third quarter of 2001 was $5.9 million, or 47.0% of revenues, compared to $8.7 million, or 58.9% of revenues, for the same period last year. For the nine months ended September 30, 2001, SG&A expense was $20.2 million, or 50.9% of revenues, compared to $25.2 million, or 53.8% of revenues, for the same period last year. The decrease in SG&A for the three and nine month periods was primarily due to savings from consolidation of certain market offices and management, lower expenses at our customer care center, lower subscription television marketing expenses, and a reduction in start-up and general and administrative costs, principally incurred in the first quarter of 2001, related to our broadband wireless Internet business.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and capitalized installation costs, amortization of license and leased license investment, and amortization of the subscriber value and excess of cost over fair value of net assets acquired. Our policy is to capitalize the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises and installation labor and overhead. These direct costs are capitalized as systems and equipment in the accompanying condensed consolidated balance sheets. Depreciation and amortization expense was $6.3 million and $18.6 million for the three and nine months ended September 30, 2001, respectively, compared to $6.5 million and $20.8 million for the same periods last year. The decrease in depreciation and amortization expense over the periods presented is due to the sale of used equipment during 2000 and fewer disconnects in the first nine months of 2001 compared to the same periods last year. When subscribers are disconnected, the remaining balance of non-recoverable equipment related to the installation of that subscriber is written off to depreciation expense.

         Operating Loss. We generated operating losses of $5.7 million and $18.8 million for the three and nine months ended September 30, 2001, compared to operating losses of $7.5 million and $20.8 million for the three and nine months ended September 30, 2000. The improvement in operating loss resulted from lower programming expense, decreased marketing costs and other SG&A savings discussed above, and lower depreciation and amortization expense.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation, and amortization, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a positive $522,000 and a negative $233,000 for the three and nine months ended September 30, 2001, compared to a negative $942,000 and a negative $4,000 for the same periods in 2000. The increase in EBITDA for the quarter was due to lower sales and marketing expenditures and increased efficiencies in our video markets, as well as a reduction in general and administrative costs related to our broadband wireless Internet business as we maximized cash resources. The decrease in EBITDA for the nine month period was attributable to decreased subscription television revenues which exceeded savings in marketing and general and administrative costs in our subscription television and broadband wireless Internet businesses.

         Interest Income. Interest income was $217,000 and $858,000 for the three and nine months ended September 30, 2001, respectively, compared to $519,000 and $1.5 million for the same periods last year. The decrease in interest income was due to higher earnings during the prior year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $308,000 and $939,000 for the three and nine months ended September 30, 2001, respectively, compared to $339,000 and $1.0 million for the three and nine months ended September 30, 2000, respectively. Interest expense decreased in 2001 due to lower principal balances on our BTA debt and capital leases.

         Other Income (Expense). Other income was $107,000 and $483,000 for the three and nine months ended September 30, 2001, compared to $824,000 and $4.7 million for the same periods of 2000. During the first and third quarters of 2000, we received $3.8 million and $700,000, respectively, in exchange for our equity interest in Wireless One, Inc. ("Wireless One"). The entire amount received was recognized as other income, as our investment balance had been reduced to zero during 1997 as a result of Wireless One losses. Other income in the current year consists of a $100,000 gain from the sale of our equity interest in a Mexican MMDS company and the recognition of a deferred gain related to the sale-leaseback of our communications towers during 1999 and 2000.

         Net Loss. We have recorded net losses since our inception. Net loss for the quarter and nine months ended September 30, 2001, was $5.7 million ($0.55 per share) and $18.4 million ($1.79 per share), respectively, compared to $6.4 million ($0.63 per share) and $15.6 million ($1.54 per share) for the quarter and nine months ended September 30, 2000. The improvement in net loss for the three months ended September 30, 2001, resulted primarily from the increased

EBITDA discussed above, as well as lower depreciation and amortization expense due to the sale of used equipment during the prior year, and fewer video subscriber disconnects in the first nine months of 2001. The increase in net loss for the nine months ended September 30, 2001, resulted primarily from lower EBITDA, discussed above, as well as the nonrecurring gain of $4.5 million recognized in the first and third quarters of 2000 on the exchange of our equity interest in Wireless One.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations was $2.8 million during the nine months ended September 30, 2001, compared to $50,000 during the same period of 2000. Cash used in operations in the current year was primarily to fund severance related to a reduction in force in the first quarter and to pay accrued property taxes and other liabilities. Cash provided by operations for the first nine months of 2000 included higher revenue received from our agency relationship with DIRECTV due to higher installs in 2000.

         Cash used in investing activities was $1.4 million during the nine months ended September 30, 2001, compared to $2.8 million for the first nine months of 2000. Cash used in investing activities during the first nine months of 2001 included capitalized subscriber installation costs and expenditures for engineering, legal, site acquisition, and other costs related to the acquisition of MMDS channel rights. Cash used in investing activities in the prior year included capitalized subscriber installation costs and expenditures related to our applications for two-way licenses, offset by $4.5 million from the exchange of our equity interest in Wireless One, and approximately $800,000 from the sale-leaseback of our communications towers.

         Cash used in financing activities was $1.5 million during the nine months ended September 30, 2001, compared to cash provided by financing activities of $178,000 during the comparable 2000 period. Cash used in financing activities in the current year was for payments on our BTA debt and capital lease obligations. Cash provided by financing activities in the first nine months of 2000 included payments on our BTA debt and capital lease obligations, more than offset by $1.5 million in cash proceeds received from the exercise of employee stock options.

         At October 31, 2001, we had approximately $16.3 million of unrestricted cash and cash equivalents and $300,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors.

FUTURE CASH REQUIREMENTS

         Our goal is to become a leading provider of advanced wireless services in our markets. To implement our long-term business strategy we intend to first offer high-speed fixed and portable broadband Internet access to medium-sized and small businesses, SOHOs, telecommuters, and residential consumers in our markets. Subject to market demand, technological developments and interference regulations, a flexible use allocation in the 2.5 GHz band could allow us ultimately to offer mobile 3G and voice services.

         The growth of our business by using our spectrum to provide fixed, portable or mobile broadband Internet service will require substantial investment in capital expenditures. We expect that next generation MMDS technology will provide greater coverage capabilities by addressing line-of-sight limitations that exist in current equipment, and will allow customers to install and upgrade customer premises equipment themselves. These improvements should allow us to reduce subscriber-related costs and operating expenses; however, the development and launch of broadband wireless MMDS networks will be capital intensive, and additional capital will be required to implement our long term strategy of providing advanced wireless services in medium and small markets.

         Until additional capital becomes available on acceptable terms, we have implemented a previously-announced plan to maximize cash resources and reduce expenditures. We are continuing to evaluate the development of technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until we are able to deploy a technology platform for which another major MMDS operator has made a substantial purchase commitment, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve our spectrum resources. This will result in deployment of no new Internet markets in 2001, and will likely postpone deployment until another large MMDS operator makes a substantial purchase commitment to a particular technology platform. We expect that under this plan, cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business into the first quarter of 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in marketable securities (which consist of commercial paper). At September 30, 2001, our marketable securities were recorded at a fair value of approximately $300,000, with an overall weighted average return of approximately 4% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 40 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of September 30, 2001. The fair value of our long-term debt at September 30, 2001, is estimated to be $14.0 million based on the overall rate of the long-term debt of 10% and an overall maturity of five years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are involved in certain legal proceedings as described in note (6) of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report, which is incorporated herein by reference, and in "Item 3
- Legal Proceedings" in our Annual Report on Form 10-K for 2000, and in Part II,
Item 1 of our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2001 and June 30, 2001.

         In July 2001, we executed a settlement agreement in two securities actions filed against our predecessor, Heartland Wireless Communications, Inc. ("Heartland") and certain former directors and officers of Heartland. These actions are Thompson, et al. v. David E. Webb, et al. (98-371-D), and Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). The parties have submitted the settlement agreement to the State District Court in Kleberg County, Texas for approval. The court has approved the form of class notice and scheduled a settlement hearing in January 2002 to determine the fairness of the settlement. All amounts payable in the settlement will be covered by the proceeds from our primary directors and officers liability insurance policy. Accordingly, we believe that this settlement will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

         We also are a party, from time to time, to routine litigation incident to our business. We do not believe that any other pending litigation matter will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 27, 2001, we issued to Blake Twedt and John Dudek, as the owners of certain MMDS spectrum licenses in Topeka, Kansas and Wichita Falls, Texas, a total of 30,990 shares of our common stock in consideration for the purchase of these assets. All shares were issued pursuant to Regulation D of the Securities Act of 1933.

ITEM 5.  OTHER INFORMATION

SPECTRUM ALLOCATION PROCEEDINGS FOR ADVANCED WIRELESS SERVICES

         In September 2001, the FCC adopted an order not to relocate incumbent license holders and operators in the 2.5 GHz band, such as Nucentrix, to other frequency bands. The FCC also added a flexible use allocation to the 2.5 GHz band, making this band available for advanced mobile services, including 3G wireless systems. The flexible use allocation is subject to the protection of existing fixed-wireless licenses in the 2.5 GHz band from interference. The 2.1 GHz band, however, remains under consideration by the FCC for relocation for 3G services. We currently use the 2.1 GHz band in our existing fixed-wireless networks, and the 2.1 GHz band is part of our plan for future broadband wireless networks. We could be required to relocate current and future broadband wireless services in the 2.1 GHz band to another frequency band. We are not able to determine at this time the impact that relocation would have on our operations; however, relocation of operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service, or render service uneconomic in certain areas.

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

         3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).


         (b)  REPORTS ON FORM 8-K

              On September 25, 2001, the Company filed a Current Report on Form 8-K regarding a ruling by the FCC on the 2.5 GHz band.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2001  NUCENTRIX BROADBAND NETWORKS, INC.



                          By:         /s/ Carroll D. McHenry
                               ------------------------------------------
                               Carroll D. McHenry
                               Chairman of the Board, President and Chief
                               Executive Officer (Principal Executive Officer)



                          By:        /s/ J.David Darnell
                               ------------------------------------------
                               J. David Darnell
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                              Index to Exhibits


Exhibit
Number            Description
--------          ------------
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

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 10-Q").

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).