Form 10-K
period 2001-12-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2002-05-08
CIK 917707

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 0-23694

                       NUCENTRIX BROADBAND NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      73-1435149
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

    4120 INTERNATIONAL PARKWAY, SUITE 2000                         75007
              CARROLLTON, TEXAS                                  (Zip Code)
   (Address of principal executive offices)

                                 (972) 662-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts I, II, III, and IV of this Form 10-K or any amendment to this Form 10-K. [X]

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Aggregate market value of outstanding common stock held by
  non-affiliates of the registrant as of March 31, 2002.....  $29,984,089
Number of shares of common stock outstanding as of March 31,
  2002......................................................   10,402,814

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NUCENTRIX BROADBAND NETWORKS, INC.
                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   26
Item 4.   Submission of Matters to a Vote of Security Holders.........   28

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related Matters...   29
Item 6.   Selected Financial Data.....................................   30
Item 7.   Management's Discussion and Analysis of Financial Condition    32
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   47
Item 8.   Financial Statements and Supplementary Data.................   47
Item 9.   Change in and Disagreements with Accountants on Accounting     47
          and Financial Disclosure

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and            47
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   48

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    48
          8-K.........................................................

---------------

STOCKHOLDER PROPOSALS FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 28,
                                      2002

     The dates originally disclosed in Nucentrix's proxy statement for the 2001 annual meeting by which stockholder proposals for the 2002 Annual Meeting of Stockholders must be delivered to Nucentrix for purposes of Rule 14a-8 and Rule 14a-4(c) of the Securities Exchange Act of 1934 have been changed to May 26, 2002. Additional information regarding this matter is included in Item 4 of this report.

                           FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy, and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continues," and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. These statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions, and uncertainties deemed relevant by management, including:

     - our ability to obtain financing necessary to implement our business strategy in a timely manner and on acceptable terms,

     - the capabilities and availability of technology platforms for commercial deployment of broadband wireless services over Multipoint Distribution Service ("MDS"), Multichannel Multipoint Distribution Service ("MMDS") and Instructional Fixed Service Television ("ITFS") spectrum,

     - competitive technologies, products and services,

     - regulatory and interference issues, including the ability to obtain and maintain MDS and MMDS licenses and MDS, MMDS and ITFS spectrum leases, further rulemakings to address technical and interference rules for mobile use of the 2500 -- 2690 megahertz ("MHz") band (or "2.5 GHz" band), and further rulemakings to address relocation of licenses in the 2150 -- 2162 MHz band (or "2.1 GHz" band),

     - business and economic conditions in our existing markets,

     - with respect to pending transactions, satisfying our due diligence efforts and obtaining required third party consents, including consent of the Federal Communications Commission ("FCC"), and

     - those matters discussed specifically under Item 1, "Business -- Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this report.

     We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

     In this Annual Report on Form 10-K, we will refer to Nucentrix Broadband Networks, Inc., a Delaware corporation, as "Nucentrix," the "Company," "we," "us," and "our."

ITEM 1.  BUSINESS

OVERVIEW

     We provide broadband wireless Internet and wireless subscription television services using up to approximately 200 MHz of radio spectrum licensed by the FCC in the 2.1 GHz and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS, MMDS and ITFS spectrum, in 95 markets covering an estimated 9 million total households, including two markets covering an estimated 400,000 total households for which we have entered into a definitive agreement or letter of intent to acquire. On average, we own or lease 151 MHz of spectrum per market. We often refer to our frequencies collectively in this document as "MMDS."

     The FCC historically had limited the use of MMDS spectrum to one-way analog transmissions. In September 1998, the FCC announced that it would authorize the use of MMDS spectrum to provide digital two-way services, including high-speed Internet, data, voice, and video services. The FCC finalized its ruling in July 1999 and, in August 2000, opened an initial, one-week filing window for applications for two-way services. We filed over 400 applications with the FCC in this initial filing window to provide digital two-way communications services in 70 of our markets. We have received FCC licenses for over 95% of these applications, representing 90% of these markets.

     In September 2001, after proceedings to identify additional spectrum for third generation ("3G") wireless services that lasted almost one year, the FCC decided not to relocate incumbent license holders and operators in the 2.5 GHz band, such as the Company, to other frequency bands. The FCC also added a flexible use allocation to the 2.5 GHz band, making this band available for advanced mobile services, including 3G wireless systems. The flexible use allocation is subject to the protection of existing fixed wireless licenses in the 2.5 GHz band from interference. See "Business -- Spectrum Allocation Proceedings for Advanced Wireless Services" of this report.

     Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. Our expected range of services includes high-speed Internet connectivity that is integrated with wireless Local Area Networks for businesses and Home Area Networks for residential users, to distribute broadband services throughout a customer's business and home. We currently provide high-speed wireless Internet access service to over 420 accounts serving an estimated 3,200 end users in Austin and Sherman-Denison, Texas. These end users primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our current service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as e-mail, Web hosting and design, and domain name service.

     We believe we are well positioned to bring advanced wireless services to our medium and small markets, due to the relatively large amount of spectrum (an average of 151 MHz per market) that we hold. The ability to deploy broadband services extensively throughout our markets primarily will depend on four prerequisites: (1) receipt of FCC authorization, (2) protection of our existing spectrum licenses from relocation, (3) availability of a commercially viable technology platform, and (4) additional capital to maintain our spectrum and fund construction and deployment of our network. We achieved the first of these prerequisites in 2001 with the receipt of over 95% of our two-way digital operating licenses for which we had applied from the FCC. The second prerequisite was achieved with the FCC's order in September 2001 not to relocate license holders in the 2.5 GHz band. We currently are focused on validating the most efficient technical platform from which to deliver our services and, during the next 12 months, we likely will seek to raise capital for spectrum maintenance, operating expenses and/or to fund deployment. There can be no assurance that additional capital will be available on acceptable terms or in a timely manner.

     We currently do not plan to launch additional Internet markets with existing first generation technology. We believe that a "next generation" technology platform that (1) addresses line-of-sight limitations that exist in current generation equipment, (2) allows customers to install and upgrade their customer premises equipment ("CPE") themselves, and (3) is cost effective to deploy, must become commercially available before launching broadband services in additional markets. We completed our field trial with Cisco Systems, Inc. ("Cisco") last year. Although beta customer reaction to the trial was positive, we do not expect Cisco to bring to market a technology platform for delivering broadband services over MMDS spectrum. We currently are evaluating the development of next generation MMDS technology platforms, including a new technology trial in one of our markets. In addition, we are continuing to monitor the commitments by other MMDS operators to next generation technology platforms. For example, in October 2001, Sprint Corporation ("Sprint") announced that it was ending customer acquisition for MMDS Internet services provided with first generation equipment, and freezing the number of MMDS markets it serves until substantial progress is made on next generation MMDS technology. We also are evaluating the accessibility of capital markets, and the availability of other sources of financing. Until we are able to deploy a next generation technology platform for which another major MMDS operator has made a substantial purchase commitment, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve strategic spectrum resources. This likely will result in deployment of no new Internet markets in 2002 and will likely postpone deployment until another large MMDS operator makes a substantial purchase commitment to a particular next generation technology platform. See Item 7, "MD&A -- Future Cash Requirements" in this report.

     Historically, we have used our spectrum to provide wireless subscription television services, commonly referred to as "wireless cable." We presently have wireless cable transmission facilities constructed and operating in 57 markets in eight states. At March 31, 2002, we had approximately 75,600 wireless cable customers, including approximately 70,600 customers who subscribed only to programming service provided over our MMDS spectrum, and 5,000 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV, Inc. ("DIRECTV") programming service sold by us. In addition, at March 31, 2002, there were approximately 23,900 customers who received only DIRECTV programming sold by us.

     We have marketed and sold DIRECTV digital broadcast satellite programming as a commissioned sales agent for DIRECTV since 1998. We currently market and sell DIRECTV programming under an agreement with DIRECTV entered into in February 2001. DIRECTV pays us an up-front and a residual commission for each subscriber to whom we sell a DIRECTV programming package. We also receive certain equipment subsidies from DIRECTV -- approved equipment providers. Our agreement with DIRECTV expires in February 2006. The up-front commissions we receive from DIRECTV are subject to a chargeback that we pay DIRECTV if the subscriber terminates, cancels or disconnects service before the end of one year. The amount of the chargeback is prorated based on the length of time remaining in the one-year chargeback period. Residual commissions are payable to us until the earlier of (1) disconnection or termination of the subscriber, (2) termination or expiration of our agreement with DIRECTV, or (3) five years after activation of the subscriber. Our failure to achieve certain subscriber benchmarks during any calendar year of our agreement with DIRECTV would result in a reduction of the residual commission for the next calendar year. This sales agency agreement applies only to new DIRECTV subscribers procured by the Company. The Company plans to convert its existing wireless cable subscribers to satellite programming provided by DIRECTV and Pegasus Satellite Television, Inc. ("Pegasus"), and cable programming provided by an affiliate of Time Warner Cable ("Time Warner"). See "Business -- Conversion of Wireless Cable Business."

     Our business strategy contemplates a decline in wireless cable subscribers, DIRECTV subscribers, revenues, and cash flows in 2002 and beyond, as we allocate most of our resources to develop our broadband wireless Internet access and other advanced wireless services. As a result of our previously announced strategic shift in the use of our spectrum from analog video service to digital broadband wireless Internet and other advanced wireless services, we expect to convert our wireless cable subscriber base to DIRECTV and wired cable programming by March 2003. Except for a nominal residual royalty and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to continue to generate material revenues or cash flows for the Company beyond March 2003. See
"Business -- Nucentrix's Broadband Wireless Services -- Conversion of Wireless Cable Business" in this report.

     We use our spectrum to transmit and/or receive signals between a base station and transmit/receive equipment at each customer's location. We own or lease an average of 151 MHz of spectrum in 95 markets, plus 20 MHz of Wireless Cable Service ("WCS") spectrum at 2.3 GHz in 19 markets. The chart below depicts the MDS, MMDS, ITFS, and WCS spectrum we own and lease.

                                    (GRAPH)

CORPORATE INFORMATION

     Nucentrix was incorporated under the laws of the State of Delaware in October 1993 under the name Heartland Wireless Communications, Inc. Nucentrix emerged from a reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 1, 1999, and we changed our name on that date to Nucentrix Broadband Networks, Inc. See "Business -- Reorganization." Our executive offices are located at 4120 International Parkway, Suite 2000, Carrollton, Texas 75007, and our telephone number is (972) 662-4000.

NUCENTRIX'S BROADBAND WIRELESS SERVICES

     In July 1998, we entered our first market in Sherman-Denison, Texas on a developmental basis as a retail high-speed Internet service provider ("ISP"). We initially offered a one-way wireless Internet access service using a six-MHz MMDS channel for downstream transmission and a standard telephone line connection for an upstream path. In August 1998, we received a temporary developmental authorization from the FCC to conduct two-way operations in this market and, in February 1999, we began offering high-speed two-way Internet access over our MMDS spectrum.

     We launched high-speed Internet service in Austin, Texas in May 1999, also under a temporary developmental authorization from the FCC. We currently offer a variety of Internet services in Austin and Sherman-Denison, Texas for medium-sized and small businesses, telecommuters, SOHOs, and residential customers, which include:

     - Internet access at speeds from 128 Kbps to 1.54 Mbps,

     - technical support,

     - e-mail,

     - Web design and hosting,

     - domain name registration, and

     - domain name and maintenance.

CONVERSION OF WIRELESS CABLE BUSINESS

     Through our wireless cable business, we currently offer our subscribers local off-air VHF/UHF channels from affiliates of ABC, NBC, CBS, and Fox, and other local independent broadcast stations, as well as cable programming such as HBO, HBO2, Cinemax, Showtime, Disney, ESPN, CNN, USA, TBS, Discovery, TNN, A&E, and other programming. The channels and programming that we offer in each market vary depending upon the spectrum capacity we have in such market. The preceding marks are trademarks of the respective organizations and are not owned by us.

     In March 2002, as part of our long-term plan to focus on the use of our spectrum for broadband Internet and other advanced wireless services, we announced the signing of agreements with DIRECTV, Pegasus and Time Warner Cable to convert substantially all of our wireless cable subscribers to programming provided by these entities. Our agreements with DIRECTV and Pegasus are sales agency agreements, under which we plan to market and sell DIRECTV programming packages to our existing residential single family ("SFU") wireless cable subscribers. In exchange for each subscriber converted to a DIRECTV programming package, we will receive a conversion payment, equipment subsidy and installation subsidy, which are payable on a per subscriber basis after conversion. The Company also will receive a residual royalty payment for a converted subscriber for as long as the subscriber receives DIRECTV programming, up to three years. The conversion payment and subsidies that we receive from DIRECTV are subject to a chargeback that we pay DIRECTV if the subscriber terminates, cancels or disconnects service before the end of one year. The amount of the chargeback is prorated based on the length of time remaining in the one-year chargeback period. The conversion payment that we receive from Pegasus is also subject to a chargeback that we pay Pegasus if the subscriber terminates, cancels, disconnects, or downgrades service before the end of one year. The amount of this chargeback may vary depending upon the length of time remaining in the chargeback period and the type of programming package canceled or downgraded by the subscriber. Residual commissions are payable to us by DIRECTV and Pegasus until the earlier of (1) disconnection, termination or (in the case of Pegasus) downgrade of a programming package or (2) three years after activation of the subscriber. We estimate that approximately 63,000 of our SFU wireless cable subscribers will be eligible for conversion under the DIRECTV and Pegasus agreements. These agreements apply only to existing SFU wireless cable subscribers who subscribe only to programming service provided over MMDS spectrum, and not to our existing "combo" or DIRECTV subscribers. We intend to discuss a similar agreement with DIRECTV and Pegasus for multiple dwelling unit ("MDU") subscribers in the second quarter of 2002.

     Our agreement with Time Warner Cable is an Asset Purchase Agreement, under which we will (1) grant Time Warner Cable the right to market its cable service to certain of our existing SFU subscribers and (2) assign to Time Warner Cable certain of our agreements to provide video service to MDUs, along with related equipment and wiring at the MDUs. In exchange for each subscriber converted, we will receive a payment in the month following the conversion. We estimate that approximately 6,000 total SFU and MDU subscribers, all in Central Texas, will be eligible for conversion under this agreement.

     As a result of this strategic shift in the focus of our business, revenues and cash flows from our wireless cable business will decline substantially as our subscribers convert to DIRECTV, Pegasus or Time Warner Cable or otherwise disconnect their service with us. Except for the nominal residual royalty payment and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to generate material revenues or cash flows for the Company after March 2003. Although we intend to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed revenues as we implement the conversion program. See Item 7, "MD&A -- Future Cash Requirements" in this report.

MMDS LICENSES AND LEASES

     We hold the licenses granted by the FCC for approximately 83% of our MDS and MMDS channels. We lease from third-party license holders the rights to (1) the remaining 17% of our MDS and MMDS channels and (2) all of our ITFS channels, which generally comprise 20 of the 33 channels available in each market. All MDS and MMDS licenses expire in either 2006 or 2011. Approximately 50% of our MDS/MMDS licenses are for BTA channels that expire in 2006; the other 50% are "incumbent" channels that expire in May 2011. ITFS licenses generally have a term of 10 years. All licenses are subject to renewal by the FCC as described in "Government Regulation." Although FCC custom and practice establish a presumption of granting renewals of licenses, the presumption requires that the licensee substantially comply with its regulatory obligations during the license period, including construction obligations.

     Each of our channel leases typically covers four ITFS channels or one to four MDS/MMDS channels. The initial terms of our leases for ITFS channels typically expire five to ten years after the license grant date, but in any event may not exceed 15 years. The initial terms of the leases for MDS/MMDS channels typically expire five to 10 years from the lease execution date. The average remaining terms of most of our current ITFS and MDS/MMDS channel leases, including all renewal terms, is 11 years. We believe that substantially all of our MDS/MMDS channel leases allow for use of the spectrum for two-way data transmission. Approximately 72% of our ITFS channel leases in our top 40 projected Internet markets conform to the FCC's new rules for two-way use of this spectrum. We believe that another 11% of these ITFS channel leases, although entered into before the issuance of the two-way rules, would be "grandfathered" under the FCC's rules and authorized for two-way use of the spectrum.

     We also hold authorizations for 90 BTAs in which we have the exclusive right to apply for and develop available MDS and MMDS frequencies, subject to our lease of MDS/MMDS channels in 10 BTAs and portions of four other BTAs to CS Wireless Systems, Inc. ("CS Wireless"). Additionally, current FCC regulations require these BTAs to be built out by August 2003, at the earliest. See "Government Regulation -- BTA Auction and Service Requirements."

MARKETS

     The following tables provide information as of March 31, 2002, regarding the 95 markets in which we operate a wireless cable or broadband wireless Internet system, own the BTA authorization or have acquired additional MDS/MMDS/ITFS spectrum rights. Certain of our spectrum rights are subject to pending applications for new channel licenses, modifications to existing channel licenses or special temporary and developmental authorizations, and must be reviewed by the FCC's engineering and legal staff.

     We estimate that the BTAs and 35-mile protected service areas in our markets include approximately 9 million households. Estimated household information is based on 1990 census bureau data and data from a commercially available 2001 population projection database. The actual number of households that can receive and/or transmit an adequate unobstructed signal may vary significantly from this estimate based on a number of factors, including transmitter height and power, topography and the proximity of adjacent MMDS systems.

                                                               NUMBER OF
                                                                CHANNELS     BANDWIDTH
MARKETS                                                       AVAILABLE(1)     (MHZ)
-------                                                       ------------   ---------
ARKANSAS
El Dorado, AR...............................................        12            72
Fayetteville, AR............................................        20           120
Forrest City, AR............................................        20           120
Fort Smith, AR..............................................        31           186
Magnolia, AR................................................        20           120
+Paragould, AR..............................................        22           130
Searcy, AR..................................................        22           130
ILLINOIS
+Champaign, IL..............................................        25           148
+Freeport, IL...............................................        20           120
+Jacksonville, IL...........................................        26           154
+Macomb/Walnut Grove, IL....................................        21           124
+McLeansboro, IL............................................        33           196
+Olney, IL..................................................        20           120
Ottawa/LaSalle, IL..........................................        16            96
+Peoria, IL.................................................        29           172
Quincy, IL..................................................         9            52
Rockford, IL(2).............................................        30           180

                                                               NUMBER OF
                                                                CHANNELS     BANDWIDTH
MARKETS                                                       AVAILABLE(1)     (MHZ)
-------                                                       ------------   ---------
Springfield/Decatur, IL.....................................        18           106
+Taylorville, IL............................................        20           120
+Vandalia, IL...............................................        20           120
IOWA
Des Moines, IA..............................................        33           196
+Radcliffe/Story City, IA...................................        27           162
KANSAS
+Beloit, KS.................................................        33           196
+Chanute, KS................................................        33           196
Great Bend, KS..............................................        27           160
Hays, KS....................................................        23           136
+Manhattan, KS..............................................        33           196
+Marion, KS.................................................        23(3)        136
+Medicine Lodge/Anthony, KS.................................        24           142
+Sterling, KS...............................................        23           136
Topeka, KS..................................................        33           196
MISSOURI
Columbia, MO................................................        21           124
Jefferson City, MO..........................................        13            76
+Monroe City/Lakenan, MO....................................        32           190
+Montgomery City, MO........................................        25           148
+Sikeston/Cape Girardeau, MO................................        20           120
Springfield, MO.............................................        33           196
OKLAHOMA
+Ada, OK....................................................        33           196
Altus, OK...................................................        20           120
+Ardmore, OK................................................        33           196
Bartlesville/Ponca City, OK.................................        28           166
Elk City, OK................................................        12            72
+Enid, OK...................................................        33           196
Holdenville, OK.............................................        22           130
+Lawton, OK.................................................        33           196
Lenapah, OK.................................................        22           130
+Lindsay, OK................................................        29           172
+McAlester, OK..............................................        22           130
+Muskogee, OK...............................................        22           130
+Stillwater, OK.............................................        33           196
+Tulsa, OK..................................................        33           196
+Watonga, OK................................................        33           196
+Weatherford, OK............................................        32           190
+Woodward, OK...............................................        33           196

                                                               NUMBER OF
                                                                CHANNELS     BANDWIDTH
MARKETS                                                       AVAILABLE(1)     (MHZ)
-------                                                       ------------   ---------
TEXAS
+Abilene, TX................................................        30           178
Amarillo, TX................................................        29           172
+/++Austin, TX..............................................        33           196
Beaumont/Port Arthur, TX(4).................................        23           136
Burnet, TX..................................................        21           124
+Corpus Christi, TX.........................................        33           196
+Corsicana/Athens, TX.......................................        33           196
El Paso, TX.................................................        25           148
Fischer, TX.................................................        24           142
+Gainesville, TX............................................        33           196
+George West, TX............................................        25           148
+Hamilton, TX...............................................        33           196
+Jourdanton/Charlotte, TX...................................        29           172
+Kerrville, TX..............................................        33           196
+Kingsville/Falfurrias, TX..................................        25           148
+Laredo, TX.................................................        33           196
Longview, TX................................................        10            58
+Lubbock, TX................................................        33           196
Lufkin, TX..................................................        13            76
+Midland/Odessa, TX.........................................        33           196
+Mt. Pleasant, TX...........................................        25           148
+O'Donnell, TX..............................................        22           130
+Olton, TX..................................................        33           196
Palestine/Kossuth, TX.......................................        28           166
+Paris, TX..................................................        26           154
+/++Sherman/Denison, TX.....................................        32           190
+Strawn/Ranger, TX..........................................        33           196
+Temple/Killeen, TX.........................................        33           196
+Texarkana, TX..............................................        29           172
Tyler, TX...................................................        25           148
+Uvalde/Sabinal, TX.........................................        33           196
+Waco, TX...................................................        33           196
+Wichita Falls, TX..........................................        33           196
WYOMING
Casper, WY..................................................         8            46
Cheyenne, WY................................................         5            28

                                                               NUMBER OF
                                                                CHANNELS     BANDWIDTH
MARKETS                                                       AVAILABLE(1)     (MHZ)
-------                                                       ------------   ---------
OTHER
+Bucyrus, OH................................................        21           126
Charleston, WV..............................................         4            24
Flagstaff, AZ...............................................         6            34
Greenville, PA..............................................        20           120
Lake City, FL...............................................        16            96
Paducah/Mayfield, KY........................................        33           196
                                                                 -----        ------
  TOTAL.....................................................     2,412        14,320
                                                                 =====        ======
  AVERAGE PER MARKET........................................        25           151
                                                                 =====        ======

---------------

 +  Operating wireless cable market.

++  Operating broadband wireless Internet market.

(1) Unless otherwise noted, the number of channels available includes channels
    (a) that are either licensed to us or leased to us from other license holders or (b) for which we or our ITFS lessors have filed applications with the FCC that we expect to be granted in 2002. The number of channels available includes leased ITFS channels that may not currently be available for two-way broadband wireless services.

(2) We have entered into a definitive purchase agreement to acquire substantially all of the MDS, MMDS and ITFS spectrum rights in this market. In October 2001, the FCC dismissed the BTA owner's application for consent to assign the Rockford BTA to the Company. As a result, the Company or the BTA owner may terminate the purchase agreement, or the parties may determine to modify the agreement. In November 2001, the BTA owner filed a Petition for Reconsideration of the FCC's decision. If the parties determine to proceed, the transaction will be subject to other customary closing conditions including due diligence.

(3) Four ITFS channels are subject to applications pending proceedings at the FCC, which we believe will be granted.

(4) We have entered into a letter intent to acquire the MMDS incumbent licenses and ITFS spectrum leases in this market. This transaction is subject to the execution of definitive agreements and other customary closing conditions, including due diligence and FCC approval.

     In addition to MDS, MMDS and ITFS spectrum rights owned by Nucentrix, we are a party to an agreement with CS Wireless under which CS Wireless agreed to assign to us 20 MHz of WCS spectrum at 2.3 GHz in 19 markets, primarily in Texas. We currently lease this spectrum under an exclusive lease agreement with CS Wireless. Assignment of the WCS spectrum is subject to FCC approval.

NETWORKS/SUPPLIERS

     Our two-way, broadband wireless business is built around a network comprised of many elements. At the core of our network is a broadband wireless platform that controls when, where and how subscribers access our network and data is transported over the air between subscriber premises and our services networks (e.g., the Internet for data services, the Public Switched Telephone Network for voice services). This core wireless access system is the focus of our next generation technology validation process.

     On either side of this core wireless network are specific computer and communications equipment components that are typically supplied by third party vendors, and are necessary for a complete "end-to-end" system solution. These components are generally commercially available, field proven technologies, such as radio antennas, power amplifiers, point-to-point microwave equipment, routers, gateways, switching equipment, and communication servers from vendors such as AML Wireless Systems, Inc., Andrew Corporation,

Inc., Cisco Systems, Inc., Hewlett-Packard Company, Juniper Networks, Inc., REMEC, Inc., Sun Microsystems, Inc., and many others.

     First generation broadband wireless access platforms generally are characterized by:

     - Broadband data rates, typically in excess of 384 Kbps in the upstream and downstream direction,

     - A single base station serving a large coverage area, generally up to 35 miles,

     - Externally mounted CPE, professionally installed by the service provider, and

     - Line-of-sight constraints, in which a visual line of sight is required between the base station and the CPE.

     Next generation technology platforms, commonly referred to as "second generation," or 2G, are expected to deliver broadband data rates, but will be characterized by:

     - Multi-cellular architectures using smaller cells to improve both the coverage and capacity performance of the network,

     - Small, relatively inexpensive CPE that can be located within the residence or place of business, with little or no significant line-of-sight requirement, and typically installed or configured by the customer, and

     - Potential nomadic or portable broadband services.

     There currently are many vendors designing and building 2G platforms. These vendors include Alvarion Ltd., Apuerto, BeamReach Networks, Inc., Com Dev International Ltd., Iospan Wireless, Inc., IP Wireless, Inc., Navini Networks, Inc., NextNet Wireless, Inc., Soma Networks, Inc., Wi-LAN Inc., and others. Each of these vendors has made unique engineering choices in the fundamental design of its system to best position its technology for success. These choices include multiple access method (e.g., CDMA, OFDM), duplexing method (frequency division duplexing and time division duplexing), and the use of advanced access techniques such as adaptive modulation and smart antennas.

     During the second half of 2001, certain of these vendors began to commercialize their platforms, taking them from the lab, to field trials, to commercial production. As of the date of this report, there are several known 2G networks in commercial service in the United States, with more planned for commercial launch in the first half of 2002, both domestically and internationally. While we are encouraged with the progress these vendors are making, we expect the process of development, trial and commercial testing to continue through the remainder of 2002 as vendors progress through this product cycle. This will afford us and other MMDS operators the opportunity to thoroughly evaluate, compare and contrast the commercial viability and business case potential of the substantial majority of 2G platforms in field environments before making our critical platform decision.

CUSTOMER SUPPORT

     We provide customer and technical support to our Internet and wireless cable business through our existing base of technical services personnel and a company-owned and operated centralized customer care center. We have contracted with Critical Path, Inc., a leading provider of Internet messaging solutions for ISPs, for certain e-mail functions. ISP Alliance, Inc., a leading supplier of systems and operational support for ISPs, provides Web design and hosting, domain name registration and maintenance on a "pay as used" basis.

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

     Internet Service Providers. ISPs provide Internet access to residential and business customers. These companies can:

     - provide Internet access over incumbent local exchange carriers' ("ILECs") networks at high speeds,

     - offer digital subscriber line ("DSL")-based access using their own DSL services, or DSL services offered by ILECs and others, and

     - have significant and sometimes nationwide marketing presences and combine these with strategic or commercial alliances with DSL-based incumbent and competitive carriers. Significant ISPs include AOL Time Warner, Inc. ("AOL"), Microsoft Corporation and EarthLink, Inc.

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

     Interexchange Carriers. Many of the interexchange carriers, such as AT&T Corporation, WorldCom, Inc. ("WorldCom") and Sprint, have the capability to support high-speed, end-to-end networking services. These carriers have deployed large scale networks, have large numbers of existing business and residential customers and enjoy strong name recognition. These companies increasingly are bundling their services to include high-speed local access combined with metropolitan and wide area networks, and a full range of Internet services and applications. Other carriers, such as Qwest and Level 3 Communications, Inc., are building or managing high-capacity, nationwide IP-based networks and partnering with ISPs to offer a range of services to businesses and consumers.

     Cable Modem Service Providers. Cable modem service providers, like the Time Warner Cable division of AOL, AT&T Broadband Corp., Comcast Corporation, and Cox Communications, Inc., among others, currently offer consumers and businesses high-speed Internet access over hybrid fiber coaxial cable networks. Where deployed, these networks provide local access services similar to our services, and in some cases at higher speeds.

     Satellite and Other Fixed Wireless Providers. We will face competition from satellite-based systems. Hughes Network Systems, a unit of Hughes Electronics Corporation (through its DIRECWAY and DirecPC brands), and StarBand Communications, Inc. (owned by Gilat Satellite Networks, Ltd., Microsoft Corporation and EchoStar Communications Corporation ("EchoStar")) have announced deployment of two-way broadband satellite service. In addition, many local and regional ISPs use unlicensed spectrum to offer terrestrial fixed wireless high-speed Internet access.

     Competitive Local Exchange Carriers. We expect competitive local exchange carriers ("CLECs") to offer DSL-based data services. Traditional CLECs, including Allegiance Telecom, Inc., have extensive fiber-based networks in numerous metropolitan areas and are capable of providing voice and high-speed data services to businesses.

     3G Wireless. We also expect more competition from 3G wireless providers, as commercial mobile radio service providers begin to deploy 3G services in their spectrum bands. The successful deployment of 3G wireless services could significantly expand the availability of broadband services, especially to consumers that currently are unserved by wireline connections.

     Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. We may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources. We believe the principal competitive factors that we face include:

     - transmission speed,

     - reliability of service,

     - ability to bundle services,

     - price performance,

     - customer support,

     - brand recognition,

     - operating experience, and

     - capital availability.

     For a further discussion of competition in this industry, see
"Business -- Risk Factors -- The Internet access market is highly competitive. Because many competitors in our markets are well-established and have resources significantly greater than those available to us, we may not be able to establish a significant number of Internet access customers in our markets."

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

GOVERNMENT REGULATION

     General. MDS, MMDS and ITFS services are subject to regulation by the FCC under the Communications Act of 1934, as amended ("Communications Act"). The Communications Act authorizes the FCC, among other things, to;

     - issue, revoke, modify, and renew station licenses,

     - approve the assignment and/or transfer of control of such licenses,

     - approve the location and technical parameters of MDS, MMDS and ITFS transmission facilities (headends and base stations),

     - regulate the kind, configuration and operation of equipment used by MDS, MMDS and ITFS systems,

     - impose certain equal employment opportunity and other periodic reporting requirements on MDS, MMDS and ITFS operators, and

     - review and approve/disapprove certain terms of airtime lease agreements.

     MDS, MMDS and ITFS Licenses. In our markets, a total of 32 six-MHz channels and one four-MHz channel are available in the MDS, MMDS and ITFS frequency bands. The FCC can license the 13 MDS and MMDS channels directly to commercial entities for full-time operation without service restrictions. Except in limited circumstances, the FCC generally can license 20 ITFS channels only to qualified non-profit educational organizations. When using analog transmissions, each of the ITFS channels must broadcast programming for educational purposes a minimum of 20 hours per week. The remaining air time on ITFS channels may be leased for commercial use, without further programming restrictions except that the ITFS license holder, at its option, must be entitled to recapture up to an additional 20 hours of air time per channel per week for educational programming. When using digital transmissions, an ITFS licensee must reserve 5% of the capacity of each 6 MHz channel for immediate ITFS use upon request. There is no additional recapture requirement for an ITFS licensee when using digital transmissions.

     The FCC established MDS/MMDS spectrum in 1974 with the allocation of two channels (MDS-1 and MDS-2/2A). In 1983, the FCC reallocated a total of eight ITFS channels to MMDS to satisfy a growing demand for the delivery of video entertainment programming to subscribers and to provide competition to hardwire cable television systems. Simultaneous with this reallocation of spectrum, the FCC amended its rules for the remaining ITFS channels to permit ITFS licensees, subject to their meeting certain educational programming requirements, to lease excess capacity to commercial MMDS service providers. ITFS channels originally had been allocated solely for educational purposes.

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

     Generally, in the case of MDS, MMDS and ITFS stations, the FCC issues the station licensee a conditional license, allowing construction of the station to commence. The station may be constructed and operated only in accordance with the parameters set forth in the license. Channel transmission generally must begin within one year of grant of the conditional license in the case of incumbent MDS/MMDS licenses, 18 months in the case of ITFS licenses and by August 2003 for BTA MDS/MMDS licenses. If channel construction deadlines for a license are not met, then (1) the FCC may revoke the license or (2) in the case of the BTA licenses, reduce the license service area if less than two-thirds of the population of the BTA service area is capable of being reached by a station signal by the expiration of the seven-year BTA build-out period. Although FCC rules permit parties to request extensions of channel construction deadlines, the FCC is not required to grant extensions. We believe that we have satisfied all construction deadlines relating to our licensed stations except for those licenses for which the deadline has not yet passed or for which we have received an extension.

     MDS, MMDS and ITFS licenses generally have terms of 10 years. All BTA MDS/MMDS licenses expire on March 28, 2006. All incumbent MDS/MMDS licenses expire on May 1, 2011. Licenses may be renewed through applications filed with the FCC within a certain period before expiration of the license term, and petitions to deny applications for renewal may be filed by other parties during certain periods following the filing of such applications. The FCC may revoke or cancel licenses for violations of the Communications Act or the FCC's rules and policies, whether or not related to the license under review. Alien ownership exceeding prescribed levels and conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license. Although FCC custom and practice establish a presumption granting renewals of licenses, the presumption requires that the licensee substantially comply with its regulatory obligations during the license period.

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

     BTA Auction and Service Requirements. In 1996, the FCC concluded its first auction of available commercial MMDS spectrum in the 493 BTAs. Under the FCC's rules, certain qualified small business auction winners, called "designated entities," were permitted to pay off winning bids in installment payments. The winner of a BTA has the exclusive right to apply for and develop the available MDS and MMDS frequencies in the BTA, subject to certain specified interference criteria that protect incumbent MDS and MMDS stations. Incumbent licensees also must protect the BTA licensees from system interference caused by modifications to incumbent stations, including power increases or base station relocations.

     BTA auction winners with MDS/MMDS spectrum rights have a "build-out" period through August 2003. During the build-out period, a BTA holder can initiate or expand service within its BTA without competition from other MDS/MMDS spectrum applicants except in those areas and on those channels for which there is an incumbent MDS/MMDS licensee. After the build-out period, a BTA holder can retain its authorization for an entire BTA if its signal is capable of covering at least two-thirds of the population within its BTA service area, excluding those who are located within the protected service areas of incumbent MDS/ MMDS stations licensed to others. If the BTA holder fails to meet the coverage requirement after the build-out period, or the FCC does not waive, extend or otherwise modify the build-out requirement, then the BTA license for the portion of the BTA that is not capable of being served will be subject to forfeiture. The FCC's rules allow BTAs to be partitioned and BTA licensees are permitted to contract with other entities to allow them to file applications with the FCC for available spectrum within the partitioned area. We expect the FCC to renew BTA licenses after the expiration of their 10-year term if the authorization holder satisfies the coverage requirement and is in compliance with the Communications Act and the FCC's rules.

     BTAs. We hold authorizations for 90 BTAs acquired in the 1996 auction.Failure to remit installment payments in a timely manner or to meet the build-out deadlines could result in the forfeiture of some or all of the BTA authorizations that we hold. We believe that we have satisfied the applicable financial and coverage requirements, or that the FCC will waive, extend or otherwise modify the build-out requirement, to allow us to retain substantially all our BTA authorizations in which we intend to operate. In October 1997, we entered into a lease and purchase option agreement with CS Wireless for BTA channels in 10 BTAs and portions of four additional BTAs already licensed to us. Under this agreement, CS Wireless has agreed to reimburse us for all amounts paid to the FCC for the BTAs leased to CS Wireless. The agreement also provides CS Wireless the option to purchase the leased BTA channels.

     WCS Licenses. In February 1997, the FCC reallocated and assigned the use of the frequencies at 2305-2320 MHz and 2345-2360 MHz to WCS. WCS licensees are permitted to provide fixed, mobile and radio location services throughout their
2.3 GHz band. In addition, satellite digital audio radio service ("SDARS") may be provided on all frequencies in the band except for those at 2305-2310 MHz. WCS licenses, which generally are awarded by the FCC through competitive bidding, have terms of 10 years. Although the licenses carry with them a "renewal expectancy," each WCS licensee is subject to certain "substantial service" requirements that must be met during the initial license term. "Substantial service" is defined by the FCC as "service which is sound, favorable, and substantially above the level of mediocre service which just might minimally warrant renewal." Failure by a licensee to meet this requirement may result in a forfeiture of its license. We lease 20 MHz of WCS spectrum in 19 markets from CS Wireless. However, some SDARS providers have proposed to deploy an extensive network of land-based repeaters that, if authorized by the FCC, could create interference that substantially impairs the use of WCS spectrum for two-way Internet, data and other services.

     Transmission. The FCC also regulates transmitter locations and signal strengths. The operation of an MDS, MMDS and ITFS system typically requires the co-location of a commercially viable amount of spectrum operating under common technical characteristics. To co-locate spectrum, an applicant must demonstrate that its proposed signal does not violate interference standards in the FCC-protected area of previously-authorized MDS, MMDS and ITFS stations. An MDS and MMDS license holder generally is protected from interference from another MDS or MMDS operator within a 35-mile radius of the base station called a "protected service area." An ITFS license holder generally is entitled to protection from electrical interference to all of its receive sites. In addition, an ITFS station is entitled to a 35-mile protected service area (1) during the use of the station's excess channel capacity by an MMDS operator if it has requested and received a protected service area from the FCC or (2) from all MDS, MMDS and ITFS station licensees that implement two-way digital operations.

     Two-Way Authorization. In September 1998, the FCC amended its rules to allow for the use of MMDS spectrum for two-way digital services, including high-speed Internet, data, voice, and video services. As amended, these rules are referred to as the "two-way rules." The two-way rules are intended to provide licensees and operators in the MDS, MMDS and ITFS spectrum with the technical and operational flexibility to add various digital two-way services to their current offerings. The two-way rules permit the use of MDS, MMDS and ITFS frequencies for both downstream and response transmissions. Two-way service is provided through the use of "response" stations, such as at the customer's premises, and response station "hubs," or base stations, which serve as collection points for response transmissions. The two-way rules also permit a cellular system design using a "signal booster station," or additional transmission site not located at the base station, which is used either to originate or relay signals to customers and also serve as a response station hub for those customers.

     Under the two-way rules, all MDS, MMDS and ITFS spectrum generally can be used for upstream or downstream communications. All spectrum will continue to be subject to the FCC's interference protection requirements and existing or future spectrum capacity lease agreements. In addition, MDS, MMDS and ITFS operators that operate digital two-way communications systems are permitted, subject to certain limitations, to "shift" required ITFS educational programming to any MDS, MMDS or ITFS channel within the same operating system, "load" ITFS programming on to less than the total number of channels licensed to a particular ITFS licensee or "swap" their spectrum for other spectrum in the same market. However, channel swaps represent changes in licensees and require the filing of applications with the FCC and receipt of FCC approval.

     The FCC opened an initial one-week filing window for two-way applications in August 2000. We filed over 400 applications for 70 markets in this filing window. We have received FCC licenses for over 95% of these applications, representing 90% of these markets. These licenses cover our top 30 projected Internet markets.

     Flexible Use Authorization. In September 2001, after a period of study of almost one year to identify additional spectrum for 3G wireless services, the FCC decided not to relocate incumbent license holders and operators in the 2.5 GHz band, such as the Company, to other frequency bands. In connection with this decision, the FCC also added a flexible use allocation to the 2.5 GHz band, making this band available for advanced mobile services, including 3G wireless systems. The flexible use allocation is subject to the protection of existing fixed wireless licenses in the 2.5 GHz band from interference.

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

     Aside from the use of spectrum, the FCC has held that Internet access services are "information services" not subject to FCC regulation. Nevertheless, the FCC has held that Internet dial-up traffic is interstate traffic subject to FCC jurisdiction. Although the U.S. Court of Appeals for the D.C. Circuit reversed and remanded that decision, the FCC has reaffirmed the holding on remand. The FCC's affirmation of its holding is currently being appealed.

     There can, therefore, be no certainty that the providing of Internet access services will continue to be free from FCC regulation.

     Regulation of Telecommunications Services. If we begin providing wireless telecommunications services or voice over IP services, we may be subject to a variety of FCC and state regulation of our interstate and intrastate telecommunications services, respectively. Although the FCC currently does not consider voice over IP services to be telecommunications services, and thus does not regulate them as such, this position could change. Moreover, the regulatory status of voice over IP is unsettled at the state level. If we begin providing voice over IP, we may be subject to regulation in some states but not in others.

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

     Other Regulations. As a lessee of antenna structure space, we indirectly (through contractual commitments) may be subject to Federal Aviation Administration regulation and FCC registration for the construction, maintenance and lighting of transmission towers and by certain local zoning regulations affecting construction of towers and other facilities. Federal environmental regulations and state and local environmental land use, and zoning regulations also may apply.

TRANSACTIONS

     Beaumont/Port Arthur, Texas Acquisition. In April 2002, we signed a letter of intent to acquire the MMDS incumbent licenses and ITFS spectrum leases in Beaumont/Port Arthur, Texas in a Chapter 11 bankruptcy proceeding, for $300,000 in common stock of the Company as of the date of closing. This transaction is subject to execution of definitive agreements and customary closing conditions, including due diligence and FCC approval.

     Fayetteville and Fort Smith, Arkansas Acquisition. In April 2001, the Company completed the purchase of certain of the MMDS spectrum licenses, leases and related assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc., in Fort Smith, Arkansas in exchange for the issuance of approximately 153,000 shares of common stock of the Company, valued at $4.2 million as of the date of filing of our Form 10-Q for the first quarter of 2001, in which we initially announced this transaction, and $1.7 million as of the date of closing. The 153,000 shares of common stock includes up to approximately 16,000 shares issuable over two years. In addition, the Company entered into new MDS spectrum leases for three channels (18 MHz) in Fort Smith and new ITFS spectrum leases for 20 channels (120 MHz) in each of Fort Smith and Fayetteville, Arkansas. The Company also assumed a lease and purchase agreement for four MMDS channels (24 MHz) in Fort Smith that provides for the payment of $337,000 in cash through September 2002.

     Rockford, Illinois Acquisition. In May 2000, the Company entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois. In October 2001, the FCC dismissed the BTA owner's application for consent to assign the Rockford BTA to the Company. As a result, the Company or the BTA owner may terminate the purchase agreement, or the parties may determine to modify the agreement. In November 2001, the BTA owner filed a Petition for Reconsideration of the FCC's decision. If the parties determine to proceed, the transaction will be subject to other customary closing conditions including due diligence.

SPECTRUM ALLOCATION PROCEEDINGS FOR ADVANCED WIRELESS SERVICES

     In the fourth quarter of 2000, the FCC and other government organizations initiated proceedings to study, identify and authorize additional radio frequencies for advanced wireless services, including 3G mobile wireless services. Several frequency bands were studied in this process. One of the frequency bands under consideration for such services was the 2.5 GHz band, in which we hold substantially all of our MDS/ MMDS/ITFS wireless FCC licenses and spectrum leases. In September 2001, the FCC adopted an order not to relocate incumbent license holders and operators in the 2.5 GHz band, such as Nucentrix, to other frequency bands. The FCC also added a flexible use allocation to the
2.5 GHz band, making this band available for advanced mobile services, including 3G wireless systems. The flexible use allocation is subject to the protection of existing fixed wireless licenses in the 2.5 GHz band from interference.

     The 2.1 GHz band, however, remains under consideration by the FCC for relocation for 3G services. We currently use the 2.1 GHz band for upstream transmissions in our existing wireless networks, and the 2.1 GHz band is part of our plan for future broadband wireless networks. We could be required to relocate current and future broadband wireless services in the 2.1 GHz band to another frequency band. We are not able to determine at this time the impact that relocation would have on our operations; however, relocation of operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service, or render service uneconomic in certain areas.

TRADEMARKS

     We own common law trademark rights in and have United States trademark registrations on the trademarks NUCENTRIX BROADBAND NETWORKS, CYBERWAVE, HEARTLAND WIRELESS COMMUNICATIONS, INC., HEARTLAND WIRELESS COMMUNICATIONS, INC. and design, HEARTLAND CABLE TELEVISION, and in the stylized mark HEARTLAND. We also own common law rights in, and have federal registrations pending in the United States for, the marks NUCENTRIX, NUCENTRIX TELECOM and THINK FAST. We consider these intellectual property rights important to our business.

EMPLOYEES

     As of March 31, 2002, we had approximately 300 employees. None of our employees is subject to a collective bargaining agreement. We have experienced no work stoppages and believe that we generally have good relations with our employees. We also use the services of independent contractors in our wireless cable systems.

REORGANIZATION

     On December 4, 1998, we filed a voluntary, prenegotiated Plan of Reorganization (the "Plan") and disclosure statement under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (In re Heartland Wireless Communications, Inc., Case No. 98-2692 (JJF)). We filed the Plan with the prepetition agreement from the holders of more than 70% in principal amount of our $115 million 13% senior notes and $125 million 14% senior notes to support the Plan. On March 15, 1999, the Bankruptcy Court confirmed our Plan, which became effective on April 1, 1999 (the "Effective Date"). As of the Effective Date we changed our name from Heartland Wireless Communications, Inc. ("Heartland"), to Nucentrix Broadband Networks, Inc.

     As of the Effective Date:

     - all previously issued and outstanding common stock, options granted under our stock option plans, warrants and any other equity interests in Nucentrix were canceled,

     - holders of our senior notes received 9,700,000 shares of newly issued common stock, and

     - holders of $40.2 million of convertible subordinated notes received 300,000 shares of newly issued common stock and warrants to purchase 825,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of the Company.

     We are obligated under the Plan to issue warrants to acquire an additional 275,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of the Company. These warrants will be allocated pro rata to holders of our common stock. We expect these warrants to be issued in the second quarter of 2002. We also have been required to issue additional shares of common stock to settle miscellaneous unsecured claims under our Plan. As of March 31, 2002, we had issued 27,810 shares of our common stock to settle these claims. Based on information currently available to us, we believe we will not be required to issue more than 5,000 additional shares of common stock to settle these miscellaneous unsecured claims.

     In December 2000, several former stockholders of Heartland filed a lawsuit against certain of our current and former directors and officers, to whom we may have indemnity obligations, and former holders of senior notes, in the District Court for Bryan County, Oklahoma. See Item 3, "Legal Proceedings." The plaintiffs allege that the defendants purposely undervalued our enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. In June 2001, the U.S. Bankruptcy Court for the District of Delaware granted the Company's motion to enforce the Plan, and ordered that the plaintiffs dismiss this lawsuit with prejudice. Plaintiffs have appealed the decision of the Bankruptcy Court to the U.S. District Court for the District of Delaware. We believe the lawsuit is without merit and intend to vigorously defend the lawsuit on behalf of our current and former director and officer defendants.

RISK FACTORS

     Our business operations and the implementation of our long-term business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, further discussion of these risk factors and other risks may be found in Item 7, "MD&A" and elsewhere in this Item 1.

  WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NECESSARY TO IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY ON SATISFACTORY TERMS AND CONDITIONS.

     To implement our long-term business strategy, we will need additional capital for capital expenditures, operating expenses, system development costs, and acquisition costs, including debt that may be assumed in future acquisitions. We plan to finance these activities by debt or equity financings, secured or unsecured credit facilities, vendor financing, sales of assets, joint ventures, or other arrangements. We cannot assure you that we will be able to obtain the financing we will need to fund the implementation of our long-term business strategy on satisfactory terms and conditions, if at all. If we incur additional debt, we may have to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest, which may cause us to be more vulnerable to competitive pressures and economic downturns. Our failure to obtain additional financing in a timely manner and on acceptable terms would adversely affect our ability to continue as a going concern and may require us to delay, reduce or eliminate the launch of new high-speed Internet access systems or sell some or a substantial portion of our assets.

  WE ARE PURSUING A NEW BUSINESS THAT WE HAVE NOT PREVIOUSLY OPERATED ON A LARGE SCALE. WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY OR REVERSE OUR HISTORY OF LOSSES.

     We historically have used our radio spectrum to provide wireless cable services and incurred substantial operating and net losses from these operations. The principal focus of our long-term business strategy currently is to transition the use of our MDS, MMDS and ITFS radio spectrum to provide broadband wireless services, such as high-speed Internet access. We have launched commercial high-speed Internet access service in only two of our markets, and the revenues that we have received in these two initial markets are immaterial to date (approximately 1% of consolidated revenues in 2001). When we determine to deploy additional markets, we intend to increase our capital expenditures to develop and launch broadband wireless services in additional markets, and we expect operating expenses from our broadband wireless operations to exceed revenues from those operations until our customer base increases. As a result, we anticipate that our net and operating losses will continue until we successfully implement our business strategy. We cannot assure you that we can develop, market and expand our broadband wireless services in the two initial markets or any additional markets to the extent necessary to successfully compete in the broadband services industry.

  WE CANNOT ASSURE YOU THAT THE NEXT GENERATION TECHNOLOGY FOR OUR NETWORK PLATFORM WILL PROVIDE THE BENEFITS THAT WE NEED TO BE COMPETITIVE WITH OTHER BROADBAND SERVICE PROVIDERS, OR THAT IT WILL BE READY FOR COMMERCIAL DEPLOYMENT IN A TIMELY MANNER. IF THIS TECHNOLOGY PROVES UNRELIABLE, OR DOES NOT BECOME COMMERCIALLY VIABLE IN TIME TO MEET PERCEIVED DEMAND, THEN DEMAND FOR OUR SERVICES AND OUR ABILITY TO TIMELY IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY COULD BE ADVERSELY AFFECTED.

     We currently are evaluating the development of next generation technology platforms for delivery of broadband wireless service over MMDS radio spectrum, as well as the technology commitments by other MMDS operators such as Sprint and WorldCom. We believe some of these technology platforms will address line-of-sight limitations that exist in current generation equipment, and allow customers to install and upgrade their customer premises equipment themselves. However, next generation MMDS technology is largely unproven in commercial applications. We cannot assure you that new technology will provide the advantages we expect or that it will be ready for commercial deployment in a timely manner, if at all. Our failure to achieve or maintain reliable service capabilities could significantly reduce or delay consumer demand for our services. In addition, it is unlikely that we would commit to a specific technology platform for any significant deployment until another major MMDS operator makes a significant commitment to the same technology. In October 2001, Sprint announced that it was ending customer acquisition for MMDS Internet services and freezing the number of MMDS markets it serves until substantial progress is made on next generation MMDS technology. The failure of a technology platform to become commercially ready in a timely manner could delay, reduce or eliminate our launch of new broadband wireless Internet systems.

  WE EXPECT THAT OPEN TECHNOLOGY STANDARDS AMONG MMDS EQUIPMENT MANUFACTURERS WILL LOWER EQUIPMENT AND OTHER COSTS FOR SERVICE PROVIDERS. THERE IS NO ASSURANCE THAT THESE STANDARDS WILL EVOLVE.

     We believe that open, or non-proprietary, manufacturing standards ultimately are necessary in next generation MMDS technology to lower infrastructure and customer premise equipment costs, and allow for interoperability and flexibility for service providers. Although there are discussions among various vendors to develop open standards in this area, there is no assurance that these standards will evolve in the near future or at all. The failure of these standards to evolve could result in higher operating costs and unacceptable operating margins.

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

     As we enter the high-speed Internet access business, we will be forced to compete with numerous service providers, including the following:

     - other ISPs which have developed high-speed access capabilities such as DSL along with their existing services,

     - ILECs which are providing DSL-based services in addition to their existing wide area, metropolitan and local area networks,

     - interexchange carriers, which are expanding their networks to support high-speed local access, including DSL-based services and a full range of Internet services and applications,

     - cable modem service providers offering high-speed access services to consumers and businesses,

     - satellite and other fixed wireless data service providers, which have deployed or are developing broadband two-way data and voice services,

     - CLECs, which are offering high-speed data and other services, and

     - 3G wireless providers, which are expected to offer broadband mobile wireless services and capabilities.

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

     Our primary business strategy of providing broadband wireless services over MMDS spectrum has not been widely deployed on a commercial basis. The success of our long-term business strategy depends on our ability to develop and market our high-speed Internet access service at profitable rates. We will face a number of difficulties and uncertainties generally associated with new businesses, such as:

     - lack of consumer acceptance,

     - difficulty in obtaining financing,

     - competition from providers using more traditional and commercially proven sources for these services,

     - advances in competing technologies, and

     - changes in laws and regulations.

     We have launched commercial high-speed Internet access service in only two of our existing markets, and we cannot assure you that businesses and consumers will accept our service as a commercially viable alternative to other means of Internet access. In addition, the bankruptcies of fixed wireless point-to-point providers Advanced Radio Telecom Corporation, Teligent, Inc. and Winstar Communications, Inc., may adversely affect demand for our fixed wireless point-to-multipoint services.

     To date we have not commercially launched wireless local loop or voice over IP services over our spectrum. We cannot assure you that a system can be designed to deliver telephony services over our spectrum on a commercial basis or, if such a system can be designed, that we will receive the requisite regulatory approvals to offer these services or that we will be able to deploy these services in a commercially successful manner or at all.

  WE ARE SUBJECT TO EXTENSIVE FEDERAL LAWS, RULES AND REGULATIONS. THE LAWS, RULES AND REGULATIONS TO WHICH WE ARE SUBJECT COULD CHANGE AT ANY TIME IN AN UNPREDICTABLE MANNER.

     Our continued ability to acquire, lease and maintain MDS, MMDS and ITFS spectrum, which is vital to our operations, is subject to extensive regulation. These regulations directly affect the breadth of services we are able to offer, as well as the rates, terms and conditions of those services. We also are affected indirectly by other governmental regulations on companies that offer competing services. Regulations and their application are subject to continual change as a result of new legislation, regulations adopted from time to time by regulatory authorities and judicial interpretation of these laws and regulations. We are not able to predict the extent to which any change in the regulatory environment could affect our business. We cannot assure you that changes in legislation, regulations and interpretations would not have a significant adverse impact on our ability to implement our business strategy.

     Aside from the use of spectrum, the FCC has held that Internet access services are "information services" not subject to FCC regulation. Nevertheless, the FCC has held that the Internet dial-up traffic is interstate traffic subject to FCC jurisdiction. While the U.S. Court of Appeals for the D.C. Circuit reversed and remanded the FCC's holding regarding Internet dial-up traffic, the FCC has reaffirmed the holding on appeal. The FCC's affirmation of its holding currently is being appealed. There can, therefore, be no certainty that the providing of Internet access services will continue to be free from FCC regulation. Moreover, if we begin providing wireless telecommunications or voice over IP services, we will be subject to FCC and state regulation of our interstate and intrastate telecommunications services, respectively.

  CHANGES IN THE REGULATORY STATUS OF THE 2.5 GHZ BAND MAY ADVERSELY AFFECT CURRENT AND FUTURE FIXED WIRELESS OPERATIONS.

     The FCC recently issued an order to allow limited mobile wireless use of the 2.5 GHz band, in which we hold many of our FCC licenses and spectrum leases. Under the FCC's order, existing licensees in the 2.5 GHz band can offer mobile wireless services in addition to previously authorized fixed services. Although the FCC's order seeks to protect fixed wireless use from any interference by mobile systems, there is no assurance that the addition of mobile services to the 2.5 GHz band will not adversely affect the operation of fixed wireless systems in this band. Furthermore, we will rely on spectrum leases with third party license holders to deliver some of our fixed wireless services. If competition for use of this spectrum band develops from mobile providers, we may not be able to obtain renewals for these leases on favorable or acceptable terms. Additionally, use of the 2.5 GHz band for mobile services will require an extensive rulemaking proceeding at the FCC to address interference issues with fixed services currently authorized in the band. The failure to finalize interference rules in the 2.5 GHz band could delay, limit or eliminate the launch of mobile services in this band.

  THE 2.1 GHZ BAND IS ONE OF SEVERAL FREQUENCY BANDS CURRENTLY BEING CONSIDERED AS A SOURCE OF ADDITIONAL SPECTRUM FOR 3G MOBILE SYSTEMS. WE COULD BE REQUIRED TO RELOCATE EXISTING AND FUTURE OPERATIONS IN THE 2.1 GHZ BAND TO ACCOMMODATE 3G MOBILE SYSTEMS.

     Various government agencies, including the FCC, have developed a plan to identify additional spectrum for 3G services that includes the 2.1 GHz band. We currently use the 2.1 GHz band in our existing wireless networks, and the 2.1 GHz band is part of our plan for future networks. We could be required to relocate current and future broadband wireless services to another frequency band. We are not able to determine at this time the impact that relocation would have on our operations; however, relocation of operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service, or render service uneconomic in certain areas.

  WE DEPEND ON FCC-REGULATED LICENSES AND SPECTRUM LEASES. THE FAILURE TO MAINTAIN SPECTRUM RIGHTS IN VARIOUS MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO TIMELY IMPLEMENT OUR BUSINESS STRATEGY.

     We depend upon licenses granted to us by the FCC and leases with other FCC license holders for access to spectrum capacity necessary to operate our Internet business. These licenses are subject to renewal as determined by the FCC. FCC licenses also specify construction deadlines by which channel transmissions must begin, which, if not met, would permit the FCC to revoke the license. We cannot assure you that:

     - the FCC will renew our licenses as their initial terms expire,

     - our spectrum lessors will continue to hold valid licenses for their spectrum,

     - we will be able to renew our spectrum leases on terms acceptable to us, or

     - the FCC will grant requests for extensions of construction deadlines.

     The failure to maintain FCC licenses and spectrum leases will reduce the spectrum available for our use. If we fail to maintain sufficient FCC licenses or spectrum leases in markets where we operate or in which we intend to launch two-way Internet access service, then the resulting reduction in spectrum capacity could have a material adverse effect on our ability to:

     - serve our existing Internet access customer base,

     - serve increasing customer demand for high-speed Internet access service, and

     - add services such as voice over IP or wireless telecommunications services.

     We cannot assure you that we will be able to obtain replacement spectrum or other acceptable alternatives in a market if we lose an FCC license or spectrum lease in that market.

  OUR BROADBAND WIRELESS SYSTEMS WILL REQUIRE APPROVAL FROM THE FCC. ALTHOUGH WE HAVE RECEIVED FCC APPROVAL FOR OVER 95% OF THE APPLICATIONS WE FILED IN THE FCC'S INITIAL FILING WINDOW IN AUGUST 2000, WE WILL BE REQUIRED TO OBTAIN APPROVAL FOR ANY NEW APPLICATIONS AND ANY MODIFICATIONS TO OUR INITIAL APPLICATIONS. IF WE DO NOT OBTAIN REQUISITE APPROVALS FOR NEW APPLICATIONS OR MODIFICATIONS TO EXISTING APPLICATIONS IN A PARTICULAR MARKET, THEN WE MAY NOT BE ABLE TO OPERATE IN THAT MARKET.

     In August 2000, we filed over 400 applications with the FCC to receive authorization for two-way broadband wireless operations in 70 markets. We have received approval for over 95% of these applications, representing 90% of these markets. We will be required to obtain additional approval for any new applications and any modifications to our initial applications that we desire to file to supplement spectrum capacity or modify a network design. New applications and modifications to existing applications will be necessary for deployment of a next generation technology platform. These applications must meet FCC interference protection rules or contain the consent of other MDS, MMDS and ITFS licensees in these markets and adjacent markets. We cannot assure you that:

     - applications for new spectrum capacity or network modifications will not be preempted or otherwise limited by previously or concurrently filed applications of other operators, or

     - we will be able to obtain the necessary cooperation and consents from channel licensees in our markets or adjacent markets to enable us to optimize our network designs.

     If we do not receive the required consents for additional spectrum capacity in a particular market, or we are not able to modify a network design, we may be unable to operate service in that market in a cost-effective manner.

  OUR BASIC TRADING AREA, OR "BTA," AUTHORIZATIONS ARE SUBJECT TO FORFEITURE IF WE DEFAULT ON OUR PURCHASE PRICE PAYMENTS OR FAIL TO MEET CERTAIN SERVICE REQUIREMENTS. THE COSTS OF THE BUILD-OUT TO SATISFY OUR BTA SERVICE REQUIREMENTS COULD BE MATERIAL.

     We acquired authorizations for 93 BTAs in August 1996 at a total cost of approximately $19.8 million. As of March 31, 2002, $10.1 million in principal amount of this debt remained payable quarterly through August 2006. Each BTA is subject to an individual installment note. If we fail to make one or more scheduled installment payments on a BTA note after any applicable grace period, that BTA authorization may be forfeited to the FCC.

     To retain a BTA authorization, we must provide a required level of service in the BTA by August 2003. We will satisfy the service requirement for a BTA if we construct MDS and MMDS stations capable of providing a signal to at least two-thirds of the BTA population outside of the service areas of other MDS and MMDS operators within our BTAs. If we fail to meet this requirement, or the FCC does not waive, extend or otherwise modify the build-out requirement, then the BTA authorization for the portion of the BTA that is not capable of being served may be subject to forfeiture. Constructing MDS and MMDS channels capable of providing service to the required population in unconstructed BTAs could require substantial capital expenditures.

  CONVERSION OF OUR EXISTING WIRELESS CABLE SUBSCRIBERS WILL REQUIRE US TO MARKET, SELL AND INSTALL DIRECTV PROGRAMMING SERVICES TO EXISTING SUBSCRIBERS WHO CHOOSE TO ACCEPT THE CONVERSION OFFER. WE DO NOT EXPECT OUR EXISTING WIRELESS CABLE SUBSCRIBER BASE TO GENERATE MATERIAL REVENUES OR CASH FLOWS FOR THE COMPANY BEYOND MARCH 2003.

     Our sales agency agreements with DIRECTV and Pegasus require us to market, sell and install DIRECTV programming packages to our existing wireless cable subscribers, except for approximately 6,000 subscribers in Central Texas, to whom Time Warner Cable has agreed to market, sell and install a conversion offer. The failure of the Company or Time Warner Cable to effectively market, sell or install conversion offers, or poor subscriber response to the conversion program, will reduce the amounts payable by DIRECTV, Pegasus and Time Warner Cable to us for converted subscribers. Except for a nominal residual royalty and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to generate material revenues or cash flows for the Company beyond March 2003. Although we intend to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our strategic FCC spectrum licenses and leases, as well as other corporate overhead, will exceed revenues as we implement the conversion program.

  WE DEPEND ON KEY PERSONNEL. IF WE LOSE OUR CHIEF EXECUTIVE OFFICER, OUR ABILITY TO CARRY OUT OUR LONG-TERM BUSINESS STRATEGY COULD BE ADVERSELY AFFECTED.

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

  OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGY CHANGES.

     The high-speed Internet access industry is subject to rapid technological change, frequent new service introductions and evolving industry standards. We believe that our future success will depend largely on our ability to anticipate or adapt to these changes and to offer, on a timely basis, services that meet evolving standards. We cannot predict the extent to which competitors using existing or currently undeployed methods of delivery of Internet access services will compete with our services. We cannot assure you that:

     - existing, proposed or undeveloped technologies will not render our broadband wireless systems less profitable or less viable,

     - we will have the resources to acquire new technologies or to introduce new services that could compete with future technologies, or

     - we will be successful in responding to technological changes in a timely and cost effective manner.

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

  OUR FAILURE TO FILE THIS ANNUAL REPORT ON FORM 10-K ON OR BEFORE THE APRIL 16, 2002, DUE DATE SUBJECTS US TO DELISTING PROCEEDINGS UNDER THE RULES OF THE NASDAQ STOCK MARKET. IF OUR SHARES ARE DELISTED, OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIALLY DECREASED LIQUIDITY IN THEIR SHARES, THE MARKET PRICE OF OUR STOCK WOULD LIKELY DECLINE AND OUR ABILITY TO OBTAIN FINANCING MAY BE ADVERSELY AFFECTED.

     Our stock is traded on The Nasdaq Stock Market. For continued listing, Nasdaq requires companies to file with Nasdaq all reports required to be filed with the Securities and Exchange Commission on or before the date those filings are required to be filed with the Securities and Exchange Commission. This report was required to be filed with the Securities and Exchange Commission on April 16, 2002.

     We received a letter from The Nasdaq Stock Market notifying us that, as a result of our failure to timely file this Annual Report on Form 10-K, our common stock would be delisted from The Nasdaq Stock Market at the opening of business on April 29, 2002, unless we requested a hearing in accordance with the Nasdaq rules. We timely requested a hearing regarding the delisting of our common stock, and a hearing has been set for May 23, 2002. We filed this report on Form 10-K on May 8, 2002, and believe that the filing of this report will eliminate the need for the hearing and result in the continued listing of our common stock on The Nasdaq Stock Market. However, we can make no assurances that Nasdaq will not require a hearing or that, if a hearing is conducted, we will receive a favorable determination for the continued listing of our common stock. If The Nasdaq Stock Market were to delist the Company's common stock, our stockholders would find it more difficult to dispose of their shares or obtain accurate quotations as to their market value, and the market price of our stock would likely decline. The failure of our stock to be listed on The Nasdaq Stock Market also may adversely affect our ability to raise capital through the issuance of securities or otherwise obtain financing.

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

ITEM 2.  PROPERTIES

     We currently lease approximately 21,000 square feet of office space for our executive offices in Carrollton, Texas. We also lease approximately 9,600 square feet of space for telemarketing, customer care operations and training facilities in Denison, Texas. We believe that the facilities described above are leased at fair market value and are adequate for the foreseeable future.

     The principal physical assets of our operating systems consist of satellite signal reception equipment, radio transmitters and transmission antennas and customer premises equipment. We lease space or have options to lease space for our broadband wireless Internet operations on about 100 communications towers. The leases and options have terms from one to 15 years.

ITEM 3.  LEGAL PROCEEDINGS

     Securities Litigation. Nucentrix and certain of our former officers and directors were co-defendants in a stockholder action originally filed in February 1998 in the United States District Court for the Northern District of Texas, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al.(3-98-CV-0452-D). The Coates action involved federal securities laws claims brought by two former stockholders of Heartland against Heartland and six former officers and/or directors. In June 2000, the court dismissed the plaintiffs' complaint with prejudice. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Fifth Circuit. In addition, three of our former officers and directors were co-defendants in a purported class action lawsuit originally filed in July 1998 in State District Court in Kleburg County, Texas, styled Thompson, et al. v. David E. Webb, et al. (98-371-D). Plaintiffs in the Thompson action alleged state securities laws violations, misrepresentation and civil conspiracy claims.

     In 2001, the parties in the Coates and Thompson lawsuits executed settlement agreements for the respective lawsuits. In January 2002, the court in Thompson approved the settlement and entered a Final Judgment and Order of Dismissal with prejudice in this matter. In March 2002, the Court of Appeals in Coates dismissed the appeal pursuant to the settlement agreement entered into in that lawsuit. All amounts payable by the defendants in the settlement of both the Coates and Thompson lawsuits will be covered by the proceeds from the Company's primary directors and officers liability insurance policy. Accordingly, this settlement will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

     Other Litigation. Nucentrix and certain officers and directors of Nucentrix are parties to several purported class action lawsuits relating to administrative late fees, alleged breach of various consumer lease and credit laws and alleged breach of Federal notice and privacy statutes. All of these lawsuits were filed by the same plaintiff's attorney in various state and federal courts in Texas, as follows:

     - Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1), filed in May 1998 and pending in the 79th Judicial District Court in Brooks County, Texas (dismissed and appealed),

     - John Nolen, Jr., et al. v. Nucentrix Broadband Networks, Inc. (DC-00-155), filed in May 2000 and pending in the 229th Judicial District Court in Duval County, Texas,

     - Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al.(L-00CV134), filed in October 2000 in U.S. District Court for the Southern District of Texas, Laredo Division (dismissed and appealed),

     - Perez, et al. v. Nucentrix Broadband Networks, Inc. (01-141-D), filed in March 2001 and pending in the 105th Judicial District Court in Kleberg County, Texas,

     - Garcia v. Heartland Wireless Communications, Inc. (01-04-10449CV), filed in April 2001 in the 79th Judicial District Court in Brooks County, Texas (dismissed and appealed),

     - Torres v. Nucentrix Broadband Networks, Inc. (01-61022-1), filed in September 2001 and pending in County Court at Law No. 1 in Nueces County, Texas,

     - Santellana v. Nucentrix Broadband Networks, Inc. (S-01-6109-CV-B), filed in November 2001 in the 156th Judicial District Court in San Patricio County, Texas (dismissed),

     - Ysasi and Garcia v. Nucentrix Broadband Networks, Inc., DIRECTV, Inc., et al. (C-02-001), filed in January 2002 in U.S. District Court for the Southern District of Texas, Corpus Christi Division (dismissed), and

     - Santellana v. Nucentrix Broadband Networks, Inc. and DIRECTV, Inc. (C-02-079), filed in February 2002 and pending in U.S. District Court for the Southern District of Texas, Corpus Christi Division.

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

     In addition, the Nolen lawsuit filed in the Southern District of Texas alleges violation of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Nolen action alleges that Nucentrix and other defendants together caused the collection of an unlawful debt comprised of a service fee for subscription television services and an administrative late fee, in violation of RICO. The plaintiff in Nolen seeks disgorgement and payment of unspecified restitution to members of the purported class, as well as treble damages, attorneys' fees, interest and costs.

     Furthermore, the Ysasi and Garcia action and first Santellana lawsuit noted above allege breach of several federal and state statutes relating to consumer lease and credit transactions, including the Consumer Leasing Act, Truth in Lending Act, Magnuson-Moss Warranty Act, and the Texas Business and Commerce Code. The plaintiffs in these matters seek statutory, compensatory and punitive damages, as well as attorneys' fees, costs and interest. Finally, the second Santellana lawsuit noted above alleges breach of notice and privacy provisions of the Cable Act by Nucentrix and DIRECTV.

     We believe the above actions to be without merit and intend to vigorously defend them. The initial Garcia lawsuit and the second Nolen lawsuit noted above have been dismissed by the U.S. Bankruptcy Court for the

District of Delaware and the U.S. District Court for the Southern District of Texas, respectively. The plaintiffs have appealed these decisions. In March 2002, the courts in the second Garcia lawsuit and in the first Santellana lawsuit granted our Motions to Compel Arbitration and dismissed these lawsuits. The plaintiff in Garcia has filed a notice of appeal. In April 2002, the U.S. District Court for the Southern District of Texas dismissed the federal claims in the Ysasi and Garcia lawsuit with prejudice and dismissed the state law claims (which were supplemental to the federal claims) without prejudice. In addition, Texas courts in Nueces and San Patricio counties have dismissed two similar late fee lawsuits filed by the same plaintiff's attorney against the Company, with no appeal. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

     State Court Action. In December 2000, several former stockholders of Heartland filed a lawsuit against certain of our current and former directors and officers, and former holders of our senior notes (several of whom currently own more than five percent of our outstanding common stock), styled Hunt Capital Group, L.L.C., et al., v. Carroll D. McHenry, et al., Case No. OJ-2000-534 in the District Court for Bryan County, Oklahoma. The plaintiffs allege that the defendants purposely undervalued our enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. The plaintiffs seek unspecified damages in excess of $10,000 on behalf of all prepetition stockholders of Heartland, under theories of fraud, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, and constructive trust.

     In February 2001, certain of the defendants removed this lawsuit to the U.S. District Court for the Eastern District of Oklahoma, which was subsequently assigned Civil Action No. 01-095-S. The defendants concurrently sought transfer of venue from the Eastern District of Oklahoma to the U.S. District Court for the District of Delaware and, in April 2001, the U.S. District Court for the Eastern District of Oklahoma granted the defendants' motion to transfer venue to U.S. District Court for the District of Delaware. In addition, in February 2001 we filed, in the U.S. Bankruptcy Court for the District of Delaware, an Emergency Motion to Enforce Plan of Reorganization and Confirmation Order, seeking to enjoin and prevent the state court action from proceeding as a violation of the terms of our confirmed Plan. In June 2001, the Bankruptcy Court granted our motion and ordered that the plaintiffs dismiss the lawsuit with prejudice. Plaintiffs have appealed this decision to the U.S. District Court for the District of Delaware. The appeal is pending.

     We may have certain indemnity obligations to the director and officer defendants in the Hunt Capital matter. We believe the allegations to be without merit and intend to vigorously defend this action on behalf of the director and officer defendants.

     Other. Nucentrix is involved in routine legal and regulatory proceedings incident to our business. We do not believe that any other pending legal or regulatory matter will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

     Nucentrix's Annual Meeting of Stockholders for 2002 is scheduled for June 28, 2002. This date has changed by more than 30 days from the May 10 date of Nucentrix's 2001 Annual Meeting of Stockholders. Therefore, as required by the Securities Exchange Act of 1934, the dates originally disclosed in Nucentrix's proxy statement for the 2001 annual meeting by which stockholder proposals for the 2002 annual meeting must be delivered to Nucentrix for purposes of Rule 14a-8 and Rule 14a-4(c) of the Securities Exchange Act have been changed to May 26, 2002, as described below.

     To qualify for inclusion in the proxy statement and form of proxy relating to the 2002 annual meeting of stockholders, under Rule 14a-8 of the Securities Exchange Act a proposal intended by a stockholder for presentation at that meeting must be received by Nucentrix at its principal executive offices on or before

May 26, 2002. Under Rule 14a-4(c) of the Securities Exchange Act, the Board of Directors may exercise discretionary voting authority under proxies solicited by it on any matter properly presented by a stockholder at Nucentrix's 2002 Annual Meeting that the stockholder does not seek to have included in Nucentrix's proxy statement under Rule 14a-8 of the Securities Exchange Act if, except as described in the following sentence, the proxy statement discloses the nature of the matter and how the Board of Directors intends to exercise its discretion to vote on such matter, unless Nucentrix is notified of the proposal on or before May 26, 2002, and the stockholder satisfies the other requirements of Rule 14a-4(c)(2). If Nucentrix first receives notice of such matter after May 26, 2002, the Board of Directors may exercise discretionary voting authority on any matter as permitted under Rule 14a-(c)(2), without including any discussion of the matter in the proxy statement for the 2002 annual meeting. Nucentrix reserves the right to reject, rule out of order or take other appropriate action on any proposal that does not comply with the requirements described above and other applicable requirements.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     Nucentrix's common stock is traded on The Nasdaq Stock Market under the symbol "NCNX." The following sets forth the high and low sale prices of our common stock as reported on The Nasdaq Stock Market for the last two fiscal years.

FISCAL YEAR 2001                                               HIGH      LOW
----------------                                              ------    -----
January 1, 2001 to March 31, 2001...........................  $16.63    $9.38
April 1, 2001 to June 30, 2001..............................  $12.25    $7.02
July 1, 2001 to September 30, 2001..........................  $12.20    $6.65
October 1, 2001 to December 31, 2001........................  $12.50    $9.09

FISCAL YEAR 2000                                               HIGH     LOW
----------------                                              ------   ------
January 1, 2000 to March 31, 2000...........................  $36.00   $23.38
April 1, 2000 to June 30, 2000..............................  $30.00   $18.63
July 1, 2000 to September 30, 2000..........................  $28.44   $22.63
October 1, 2000 to December 31, 2000........................  $25.94   $10.00

     We received a letter from The Nasdaq Stock Market notifying us that, as a result of our failure to timely file this Annual Report on Form 10-K, our common stock would be delisted from The Nasdaq Stock Market at the opening of business on April 29, 2002, unless we requested a hearing in accordance with the Nasdaq rules. We timely requested a hearing regarding the delisting of our common stock, and a hearing has been set for May 23, 2002. We filed this report on Form 10-K on May 8, 2002, and believe that the filing of this report will eliminate the need for the hearing and result in the continued listing of our common stock on The Nasdaq Stock Market. However, we can make no assurances that Nasdaq will not require a hearing or that, if a hearing is conducted, we will receive a favorable determination for the continued listing of our common stock.

     The number of record holders of common stock as of March 31, 2002, was 18.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents summary historical financial and other data for Nucentrix. As a result of the application of Fresh Start Reporting, financial information as of December 31, 2001, 2000 and 1999, and for the years ended December 31, 2001 and 2000, and the period from the Effective Date to December 31, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of December 31, 1998 and 1997, and for each of the years in the two year period ended December 31, 1998, and for the period from January 1, 1999, to the Effective Date (collectively, the "Predecessor Period"). See Item 1, "Business -- Reorganization." The selected historical financial data presented below as of and for each of the years in the five year period ended December 31, 2001, is derived from the audited consolidated financial statements of Nucentrix. Historically, we have used our spectrum primarily to deliver wireless cable services, and we have announced our intent to convert this subscriber base and clear our spectrum to provide broadband wireless Internet, data and other services. Therefore, our historical results are not necessarily indicative of our future results as we pursue our business strategy as described in Item 1, "Business -- Overview." You should read the financial data below together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with Nucentrix's consolidated financial statements, including the notes thereto, included elsewhere in this report.

                                                          SUCCESSOR                                    PREDECESSOR
                                       -----------------------------------------------   ----------------------------------------
                                                                        PERIOD FROM        PERIOD FROM           YEAR ENDED
                                        YEAR ENDED     YEAR ENDED    EFFECTIVE DATE TO   JANUARY 1, 1999,       DECEMBER 31,
                                       DECEMBER 31,   DECEMBER 31,     DECEMBER 31,        TO EFFECTIVE     ---------------------
                                           2001           2000             1999                DATE           1998        1997
                                       ------------   ------------   -----------------   ----------------   ---------   ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.............................    $ 49,780       $ 61,046         $ 52,009            $ 18,466       $  73,989   $  78,792
Operating expenses:
  System operations..................      25,703         28,437           23,767               8,599          35,790      39,596
  Selling, general and
    administrative...................      25,510         32,811           26,125               9,156          36,367      42,255
  Depreciation and
    amortization(1)(2)...............      25,670         27,321           19,167               6,104          39,550      65,112
  Impairment of long-lived
    assets(2)........................      14,100             --               --                  --         105,791          --
                                         --------       --------         --------            --------       ---------   ---------
      Total operating expenses.......      90,983         88,569           69,059              23,859         217,498     146,963
                                         --------       --------         --------            --------       ---------   ---------
Operating loss.......................     (41,203)       (27,523)         (17,050)             (5,393)       (143,509)    (68,171)
Interest income (expense), net.......        (242)           605              334                 102         (34,436)    (34,321)
Equity in losses of affiliates.......          --             --               --                  --         (30,340)    (32,037)
Other income (expense)...............         589          4,839              483                   2             (10)        (54)
                                         --------       --------         --------            --------       ---------   ---------
Loss before reorganization costs,
  income Taxes and extraordinary
  item...............................     (40,856)       (22,079)         (16,233)             (5,289)       (208,295)   (134,583)
Reorganization costs(3)..............          --             --           (1,011)             (2,311)         (3,266)         --
                                         --------       --------         --------            --------       ---------   ---------
Loss before income taxes and
  Extraordinary item.................     (40,856)       (22,079)         (17,244)             (7,600)       (211,561)   (134,583)
Income tax benefit...................          --             --               --                  --              --          --
                                         --------       --------         --------            --------       ---------   ---------
Loss before extraordinary item.......     (40,856)       (22,079)         (17,244)             (7,600)       (211,561)   (134,583)
Extraordinary item...................          --             --               --             173,783              --          --
                                         --------       --------         --------            --------       ---------   ---------
Net income (loss)....................    $(40,856)      $(22,079)        $(17,244)           $166,183       $(211,561)  $(134,583)
                                         ========       ========         ========            ========       =========   =========
Net loss per new common share --basic
  and diluted(4).....................    $  (3.95)      $  (2.17)        $  (1.71)                N/A             N/A         N/A
                                         ========       ========         ========            ========       =========   =========

                                                             SUCCESSOR                                   PREDECESSOR
                                          -----------------------------------------------   -------------------------------------
                                                                           PERIOD FROM        PERIOD FROM          YEAR ENDED
                                           YEAR ENDED     YEAR ENDED    EFFECTIVE DATE TO   JANUARY 1, 1999,      DECEMBER 31,
                                          DECEMBER 31,   DECEMBER 31,     DECEMBER 31,        TO EFFECTIVE     ------------------
                                              2001           2000             1999                DATE          1998       1997
                                          ------------   ------------   -----------------   ----------------   -------   --------
                                                                          (DOLLARS IN THOUSANDS)
OTHER DATA:
EBITDA(5)...............................    $(1,433)       $  (202)          $ 2,117            $   711        $ 1,832   $ (3,059)
Net cash provided by (used in) operating
  activities............................     (2,935)        (1,942)            5,593              2,449         (8,377)   (41,646)
Net cash provided by (used in) investing
  activities............................     (1,848)        (4,552)           (3,949)            (4,959)        (2,038)     6,826
Net cash used in financing activities...     (2,006)          (285)             (302)              (576)        (1,730)    (1,955)
Capital expenditures....................      2,445         10,335            10,199              5,097         13,473     29,712

                                                                                                     PREDECESSOR
                                                                    SUCCESSOR                    --------------------
                                                    ------------------------------------------          AS OF
                                                       AS OF          AS OF          AS OF           DECEMBER 31,
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   --------------------
                                                        2001           2000           1999         1998        1997
                                                    ------------   ------------   ------------   ---------   --------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................    $ 15,364       $ 22,153       $ 28,932     $  30,676   $ 42,821
Restricted assets.................................         300            599            650         1,011     10,333
Systems and equipment, net(2).....................      22,670         42,159         55,993        61,037    122,653
License and leased license investment, net(2).....      57,586         69,713         73,310        79,703    123,369
Total assets......................................     104,182        143,280        168,811       186,032    372,134
Long-term debt, including current portion.........      13,024         14,961         16,516        16,277    308,196
Liabilities subject to compromise(3)..............          --             --             --       322,781         --
Total stockholders' equity (deficit)..............      73,653        109,684        130,045      (165,090)    46,408

---------------

(1) We changed the useful lives for depreciating the nonrecoverable portion of subscriber installation costs in 1997.

(2) In the fourth quarter of 2001, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, we wrote down systems and equipment, and license and leased license investments (spectrum licenses and leases) to estimated fair value, which resulted in a non-cash impairment charge of $14.1 million. See Item 7, "MD&A -- Results of Operations for the Three Years Ended December 31, 2001 -- Impairment of Long-Lived Assets," and note 2 to the consolidated financial statements. In the second and third quarters of 1998, we wrote down license and leased license investments, systems and equipment and other long-lived assets to estimated fair value, which resulted in a non-cash impairment charge of $105.8 million.

(3) We filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998. Our Plan was confirmed on March 15, 1999, and became effective on April 1, 1999. Accordingly, we have reclassified our prior senior and subordinated notes, which were subject to compromise in the reorganization, to "Liabilities Subject to Compromise" at December 31, 1998. Expenses related to our reorganization, such as professional fees and administrative expenses, were classified as "Reorganization costs." See note 1(c) to the consolidated financial statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     General. We provide broadband wireless Internet and wireless subscription television services using up to approximately 200 MHz of radio spectrum licensed by the FCC in the 2.1 GHz and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the BTA authorization, or otherwise license or lease MDS, MMDS and ITFS spectrum, in 95 markets covering an estimated 9 million total households, including two markets covering an estimated 400,000 total households for which we have entered into a definitive agreement or letter of intent to acquire. On average, we own or lease 151 MHz of spectrum per market. Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. See Item 1, "Business -- Overview" in this report.

     Historically, we have used our spectrum to provide wireless subscription television services, commonly referred to as "wireless cable." We presently have wireless cable transmission facilities constructed and operating in 57 markets in eight states. At March 31, 2002, we had approximately 75,600 wireless cable customers, including approximately 70,600 customers who subscribed only to programming service provided over our MMDS spectrum, and 5,000 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV programming service sold by us. In addition, at March 31, 2002, there were approximately 23,900 customers who received only DIRECTV programming sold by us. In March 2002, as part of our long-term plan to focus on the use of our spectrum for broadband Internet and other advanced wireless services, we announced the signing of agreements with DIRECTV, Pegasus and Time Warner Cable to convert substantially all of our wireless cable subscribers to programming provided by these entities. See Item 1, "Business -- Conversion of Wireless Cable Business" in this report.

     Reorganization. On April 1, 1999, the Effective Date, we consummated our Plan to, among other things, exchange approximately $325 million of senior and subordinated debt and accrued interest for common stock. As a result of the application of Fresh Start Reporting, financial information in the consolidated financial statements as of December 31, 2001, 2000 and 1999, and for the years ended December 31, 2001 and 2000, and the period from the Effective Date to December 31, 1999 (the "Successor Period"), is presented on a different basis than the financial information for the period January 1, 1999, to the Effective Date (the "Predecessor Period"). Accordingly, such information is not comparable. The Predecessor Period includes operations through March 31, 1999, plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations from the Effective Date through December 31, 2001. See Item 1, "Business -- Reorganization."

     Revenues. Our revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, and revenues from our agency relationship with DIRECTV (which will include revenues from DIRECTV and others in 2002 from the conversion program discussed in Item 1 of this report). Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to our wireless cable subscribers and systems because revenues and subscribers from our Internet business were immaterial in 2001 (approximately 1% of consolidated revenues).

     Subscription revenues from wireless cable subscribers and continuing monthly service fees from DIRECTV for each DIRECTV customer generated are recognized as service is provided. If the Company does not meet minimum subscriber benchmarks each year, the DIRECTV continuing monthly service fee will be reduced.

     Effective January 1, 2001, wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period of three years. A chargeback reserve is recorded for all DIRECTV contingencies. Prior to 2001, wireless cable installation revenue was offset against the nonrecoverable portion of installation costs, with the excess cost capitalized and amortized to depreciation expense over the expected subscriber relationship period of three years. Prior to 2001, DIRECTV installation revenue (cash received directly from the customer in conjunction with the sale) was offset against direct incremental costs, with the resulting amount recorded as a net asset. This asset, referred to as "subscriber acquisition costs," was amortized as a component of Selling, General and Administrative expense in proportion to the revenues projected to be generated over the expected subscriber relationship period. Revenue from our agency relationship with DIRECTV (other than monthly service fees) was recognized as the contingencies related to each revenue component were resolved. A chargeback reserve was not recorded for canceled subscribers. The Company revised the application of its SFAS No. 51 accounting for wireless cable installation and DIRECTV revenues prospectively, effective January 1, 2001, as discussed above. See
"MD&A -- Revised Application of Accounting Policy and Restatement of 2001 Quarterly Results."

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

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses include office and administrative costs of operating our 57 wireless cable markets and our two Internet markets, as well as sales and marketing and bad debt expenses related to these operations and corporate costs directly and indirectly allocated to these operations. In addition, the direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense over the expected subscriber relationship period of three years. Prior to 2001, the direct incremental cost was offset by DIRECTV installation revenue, with only the resulting excess cost recorded as subscriber acquisition costs and amortized as a component of SG&A expense in proportion to revenues projected to be generated over the expected subscriber relationship period. The Company revised the application of its SFAS No. 51 accounting for DIRECTV installation revenue prospectively, effective January 1, 2001, as discussed above. See
"MD&A -- Revised Application of Accounting Policy and Restatements of 2001 Quarterly Results."

     Depreciation and Amortization Expense. Depreciation and amortization expense includes depreciation of systems and equipment and capitalized installation costs, and amortization of license and leased license investment. Our policy is to capitalize the direct costs of wireless cable installations. These direct costs include reception materials and equipment on subscriber premises and installation labor. These direct costs are capitalized as systems and equipment in the accompanying consolidated balance sheets, and are amortized over the useful life of the asset (currently five years) for the recoverable portion and the estimated average subscription term (currently three years) for the nonrecoverable portion of such costs. The nonrecoverable portion of the cost of a wireless cable installation becomes fully depreciated upon disconnection of the subscriber. Prior to 2001, the Company capitalized only the excess of nonrecoverable costs of wireless cable installations over installation revenue. The Company revised the application of its SFAS No. 51 accounting for wireless cable nonrecoverable installation costs prospectively, effective January 1, 2001, as discussed above. See "MD&A -- Revised Application of Accounting Policy and Restatement of 2001 Quarterly Results."

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

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2001

     The following table summarizes the operating results for the year ended December 31, 2001, in comparison to the years ended December 31, 2000 and 1999, combining the 1999 results for the 1999 Predecessor Period (January 1, 1999, through the Effective Date) with the Successor Period (the Effective Date through December 31, 1999). The most significant impact of the Plan was a decrease in depreciation and amortization expense due to the write-down of certain long-lived assets to estimated fair value, a decrease in interest expense due to the extinguishment of certain liabilities subject to compromise, and a one-time, non-recurring gain on extinguishment of liabilities subject to compromise. Specific trends addressed within the discussion of operating results will refer to the combined results as presented in this table, unless otherwise noted:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Revenues................................................  $49,780   $61,046   $70,475
Systems operations expense..............................   25,703    28,437    32,366
System operations expense percent of revenue............       52%       47%       46%
Selling, general and administrative expense.............   25,510    32,811    35,281
Selling, general and administrative expense percent of
  revenue...............................................       51%       54%       50%
Depreciation and amortization...........................   25,670    27,321    25,271
Impairment of long-lived assets.........................   14,100        --        --
Interest income.........................................      984     1,976     1,583
Interest expense........................................    1,226     1,371     1,147
Other income (expense)..................................      589     4,839       485
Reorganization costs....................................       --        --     3,322
Net cash provided by (used in) operating activities.....   (2,935)   (1,942)    8,042
Net cash used in investing activities...................   (1,848)   (4,552)   (8,908)
Net cash used in financing activities...................   (2,006)     (285)     (878)

     Revenues. Our revenues were $49.8 million in 2001, $61.0 million in 2000 and $70.5 million in 1999, representing a 18% decrease from 2000 to 2001 and a 13% decrease from 1999 to 2000. The average number of wireless cable subscribers for the year ended December 31, 2001, was 94,000 compared to 121,000 and 145,000 for the years ended December 31, 2000 and 1999, respectively. In addition, during the years ended December 31, 2001, 2000 and 1999, we had 23,000, 16,500 and 9,300 average subscribers, respectively, who received only DIRECTV programming sold by us. Beginning in January 2000, we did not include these customers in our reported wireless cable subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber. Prior year calculations have been revised to conform with this presentation.

     The decline in revenues from 1999 to 2001 was primarily due to fewer total wireless cable subscribers resulting from:

     - decreased sales and marketing as we continued to shift our principal business focus from providing wireless cable service to testing and developing our broadband wireless IP-based services,

     - price increases for our wireless cable service in the first and third quarters of 2001 and fourth quarter of 1998, which resulted in increased disconnects by video subscribers in 2001 and 1999, respectively, and

     - the suspension, in seven markets in March 2000, of our offer of video programming provided solely over MMDS frequencies in anticipation of transitioning this spectrum to Internet services.

     In addition, in 2001 the Company adjusted the fair value of its liabilities at Fresh Start by $2.5 million, and correspondingly reduced revenues that had been deferred and recognized since Fresh Start. Also, in connection with its revised application of SFAS No. 51 in 2001, the Company established a $2.2 million chargeback reserve for canceled subscribers. These two changes resulted in a reduction in total revenues in 2001 of $4.7 million.

     This decline was partially offset by a revision in policy for recognizing wireless cable and DIRECTV installation revenue and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received). Prior to 2001, wireless cable installation revenue was offset against the nonrecoverable portion of installation costs, with the excess cost capitalized and amortized to depreciation expense over the expected subscriber relationship period. Prior to 2001, DIRECTV installation revenue (cash received directly from the customer in conjunction with the sale) was offset against direct incremental costs, with the resulting amount recorded as a net asset and amortized to SG&A in proportion to the revenues projected to be generated over the expected subscriber relationship period. Beginning in 2001, these revenues are now recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period of three years. This resulted in $3.4 million of additional revenues in 2001.

     Average monthly recurring revenue per subscriber was $37.06, $35.44 and $35.04 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase over these periods is due to overall higher priced packages being purchased by our subscribers, including increased purchases of premium programming and price increases for wireless cable services.

     We expect to convert our wireless cable subscriber base to satellite programming provided by DIRECTV and Pegasus, and cable programming provided by Time Warner Cable, by March 2003. Except for a nominal residual royalty and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to continue to generate material revenues or cash flows for the Company beyond March 2003. See Item 1, "Business -- Conversion of Wireless Cable Business" in this report. We expect to recognize revenues associated with the conversion of subscribers to DIRECTV and Pegasus to the extent of direct selling costs incurred, and the remainder to be deferred and amortized to income over the expected subscriber relationship period of three years. A chargeback reserve will be recorded for all DIRECTV contingencies. We do not expect the decline in revenues to be offset materially by an increase in revenues from our Internet business in 2002, as it is unlikely that we will be able to validate the most efficient technical platform for delivery of advanced wireless services early enough in 2002 to then deploy and successfully operate this technology in our markets.

     System Operations Expense. System operations expenses were $25.7 in 2001, $28.4 million in 2000 and $32.4 million in 1999. As a percentage of revenues, system operations expenses were 52% in 2001, 47% in 2000 and 46% in 1999. The decrease in system operations expense over the periods presented was primarily due to lower service call expense and programming expense as a result of lower subscriber count and a larger proportion of DIRECTV subscribers, which have lower programming costs. System operations expense as a percent of revenue increased in 2001 and 2000 due to higher costs under certain spectrum leases that were renegotiated in preparation for providing two-way broadband wireless services, and due to the fixed portion of technical labor in certain video markets which has been reduced to minimum levels with the decline in subscribers. We expect system operations expense to decrease further in 2002 as we reduce technical and operational support in our wireless cable markets to minimum levels and eliminate programming and service call costs. We will continue to incur labor costs through 2002 and the first quarter of 2003 in connection with the conversion of our wireless cable subscriber base. See Item 1, "Business -- Conversion of Wireless Cable Business" in this report.

     SG&A Expense. SG&A expense was $25.5 million in 2001, $32.8 million in 2000 and $35.3 million in 1999. As a percent of revenues, SG&A expense was 51% in 2001, 54% in 2000 and 50% in 1999. SG&A expense decreased annually from 1999 through 2001 due to savings from the consolidation of certain offices and management in our wireless cable markets, lower bad debt expense due to improved collections, lower wireless cable marketing expenses, and a reduction in start-up and general and administrative costs, principally incurred in the first quarter of 2001, related to our broadband wireless Internet business. The reduction in overall SG&A from 1999 through 2001 was partially offset by increased costs related to the development of

Internet access and other IP-based services and related infrastructure at the end of 2000 and the beginning of 2001, the operation of our two operating Internet markets in Austin and Sherman-Denison, Texas and allocable corporate overhead. Internet SG&A decreased from 2000 to 2001, primarily due to a reduction in force and related cost savings caused by a delay in availability of a next generation technology platform. We expect overall SG&A expenses to continue to decline in 2002 as wireless cable television field offices are closed and related administrative costs are reduced.

     Depreciation and Amortization. Depreciation and amortization expense was $25.7 million in 2001, $27.3 million in 2000 and $25.3 million in 1999. The increase in depreciation and amortization expense from 1999 to 2000 was primarily due to a larger number of disconnected MMDS subscribers. When subscribers are disconnected, the remaining balance of nonrecoverable equipment related to the installation of that subscriber is written off to depreciation expense. The decrease in depreciation and amortization expense from 2000 to 2001 is principally due to fewer disconnects in 2001 compared to 2000 and, to a lesser extent, the sale of used equipment during 2000 and 2001. We expect depreciation and amortization to increase in 2002 as wireless cable assets are fully depreciated, and wireless cable market operations are closed upon conversion of our wireless cable subscriber base as discussed above.

     Impairment of Long-Lived Assets. In the fourth quarter of 2001, we reviewed our systems and equipment, and license and leased license investment assets (spectrum licenses and leases) for impairment in accordance with the requirements of SFAS No. 121. Events and circumstances that we considered in our review included (i) the expected conversion of substantially all of our wireless cable subscribers to satellite and cable programming provided by other companies, (ii) the need to continue evaluating the development of technology for MMDS service which likely would delay deployment of new Internet markets beyond 2002, and (iii) the uncertainties associated with raising capital required to implement our long-term business plan.

     In determining whether an impairment was required for systems and equipment, we examined the future cash flows expected to be generated from these assets and the amount that we estimated could be realized for these assets in an orderly disposition, if required. In analyzing our license and leased license investment assets, we retained the services of a third party to provide a fair market valuation. As a result, we determined that a non-cash impairment charge of $14.1 million in 2001 was required to write down systems and equipment and license and leased license investments to estimated fair value, as follows:

Systems and equipment.......................................  $ 4.7 million
License and leased license investment.......................    9.4 million
                                                              -------------
Total.......................................................  $14.1 million
                                                              =============

     Although the third party market valuation of our aggregate license and leased license investment assets was substantially in excess of our aggregate carrying cost, as required by SFAS No. 121 we examined these assets on an individual market basis and determined that the carrying value related to ten markets should be written down in the total amount of $9.4 million.

     Our estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing, or competition. As a result, the carrying amounts of long-lived assets could be reduced by additional amounts which would be material to the Company's financial position and results of operations.

     Operating Loss. We generated operating losses of $41.2 million ($27.1 million excluding the impairment of long-lived assets) in 2001, $27.5 million in 2000 and $22.4 million in 1999. The improvement in operating losses (excluding the impairment of long-lived assets) from 2000 to 2001 resulted from lower programming expense, decreased marketing costs and other SG&A savings discussed above, and lower depreciation and amortization expense. The increased losses from 1999 to 2000 were primarily due to lower wireless cable revenues, additional expenditures related to testing and development of broadband wireless services, and increased depreciation related to a larger number of disconnects in 2000. Increased losses for 2000 were partially offset by lower programming expense, savings from consolidation of certain offices and management in our wireless cable markets, lower wireless cable marketing costs, and lower bad debt expense. Compared to 2001, we expect operating loss in 2002 to decrease slightly.

     EBITDA. EBITDA was a negative $1.4 million for the year ended December 31, 2001, a negative $202,000 for the year ended December 31, 2000 and a positive $2.8 million for the year ended December 31, 1999. The decrease in EBITDA from 1999 to 2001 was primarily due to decreased wireless cable revenues resulting from fewer subscribers as we continued to shift our principal focus to developing our broadband wireless IP-based services, and from start-up and SG&A costs related to our broadband wireless Internet operations. We expect EBITDA to decrease materially from 2001 in 2002, as we convert wireless cable subscribers and clear our spectrum for our broadband wireless Internet business.

     Interest Income. Interest income was $984,000 in 2001, $2 million in 2000 and $1.6 million in 1999. The decrease in interest income from 2000 to 2001 was due to higher earnings during 2000 on larger unrestricted cash balances. The increase in interest income from 1999 to 2000 was due to higher rates earned in 2000 on larger unrestricted cash balances partly resulting from cash received on the sale of our investment in Wireless One, Inc. ("Wireless One") during 2000. Average interest rates were 4.8% in 2001, 6.3% in 2000, and 5.4% in 1999.

     Interest Expense. Interest expense was $1.2 million in 2001, $1.4 million in 2000 and $1.1 million in 1999. Interest expense decreased from 2000 to 2001 due to lower principal balances on our BTA debt and capital leases. Interest expense increased slightly from 1999 to 2000 because of higher debt balances related to capital lease obligations incurred in connection with the sale and leaseback of 34 tower sites that were sold during the fourth quarter of 1999 and the first nine months of 2000. Interest rates on our capital lease obligations in 2001 were an average of 14.9%. The interest rate on other notes payable in 2001 was 9.5%.

     Other income (expense). Other income was $589,000 during 2001, $4.8 million during 2000 and $485,000 during 1999. Other income in 2001 principally includes the recognition of a deferred gain on the sale and leaseback of 34 of our towers during 1999 and 2000 and a $100,000 gain from the sale of our equity interest in a Mexican MMDS company. During the first and third quarters of 2000, we received $3.8 million and $723,000, respectively, in exchange for our equity interest in Wireless One. The entire amount was recognized as other income, as our investment balance had been reduced to zero. Other income during 2000 also included the recognition of the deferred gain on the tower sale and leaseback described above. Other income in 1999 consists primarily of cash settlements from certain litigation matters.

     Income Tax Benefit. Federal income tax law related to reorganizations generally requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to reduce federal tax attributes. Generally, the reduction is applied to reduce net operating loss carryforwards, followed by other tax attributes including the basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). An election exists to reduce the basis of depreciable assets first, which can be favorable under certain circumstances. Management elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in depreciable assets was approximately $56 million. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards. No income tax benefit was recorded for the years ended December 31, 2001, 2000 and 1999.

     Reorganization Costs. During the year ended December 31, 1999, we incurred $3.3 million in expenses related to our reorganization under Chapter 11 of the U.S. Bankruptcy Code. These costs were for financial and legal advisors, accountants and administrative costs. There were no reorganization costs in 2000 or 2001.

     Gain on Debt Forgiveness. In connection with our reorganization under Chapter 11, on the April 1, 1999, Effective Date of our reorganization, we recorded an extraordinary gain of approximately $173.8 million reflecting the extinguishment of certain liabilities subject to compromise in exchange for common stock and warrants. Upon consummation of our Plan on April 1, 1999, our senior and convertible subordinated notes totaling approximately $318 million, including the interest accrued thereon and associated unamortized discounts and debt issuance costs, were canceled and exchanged for 10 million shares of newly-issued common stock and warrants to acquire 825,000 shares of common stock, with a combined estimated fair value of $144.2 million as of the Effective Date. This extraordinary gain is not taxable to us pursuant to Federal income tax law because it arose in connection with our recapitalization under Chapter 11 of the U.S. Bankruptcy Code. It does, however, result in a permanent Tax Attribute Reduction.

     Net Loss. We have recorded net losses since our inception. Our net loss was $40.9 million in 2001 ($26.8 million excluding the impairment of long-lived assets) and $22.1 million in 2000. Excluding the gain of $4.8 million in 2000 discussed below, net loss in 2000 was $26.9 million. Excluding the extraordinary gain on debt forgiveness discussed above, we incurred a net loss of $7.6 million for the period from January 1, 1999, to the Effective Date and a net loss of $17.2 million for the period from the Effective Date to December 31, 1999. The net loss from 1999 to 2001 was primarily impacted by the following:

     - lower wireless cable revenue and programming costs related to fewer subscribers,

     - the impact of revising the application of SFAS No. 51, in 2001

     - cost savings from consolidation of certain market offices and management,

     - decreased subscription television marketing expenses,

     - the impairment of long-lived assets in 2001,

     - a gain of $4.8 million during 2000 on the exchange of our equity interest in Wireless One and on the sale and leaseback of our towers, and

     - no reorganization costs in 2001 or 2000 compared to $3.3 million in 1999.

     Loss per share for the year ended December 31, 2001, was $3.95 per share, compared to $2.17 in 2000 and $1.71 for the period from the Effective Date to December 31, 1999. Earnings per share information has not been presented for the Predecessor Period as Nucentrix was recapitalized on the Effective Date in connection with our Plan and, accordingly, per share amounts are not comparable between the Predecessor Period and the Successor Period. Compared to 2001, we expect our net loss in 2002 to increase as wireless cable assets are fully depreciated and wireless cable market operations are closed upon conversion of our wireless cable subscriber base.

BALANCE SHEET AS OF DECEMBER 31, 2001, COMPARED TO THE BALANCE SHEET AS OF DECEMBER 31, 2000

     Material changes to balance sheet accounts from 2000 to 2001 were as follows:

     - The decrease in subscriber receivables resulted primarily from a decrease of 27,000 average wireless cable subscribers.

     - The decrease in other receivables resulted primarily from a decrease in receivables from DIRECTV resulting from a change in the structure of certain subsidy programs and from lower installs compared to the prior year.

     - The decrease in systems and equipment, and license and leased license investment was due to the impairment of long-lived assets.

     - The decrease in net other assets resulted from the elimination of an intangible asset created in Fresh Start Accounting and from normal amortization of intangible assets. In addition, long-term restricted cash, representing restricted investments in bank certificates pledged as collateral for long-term capital leases, now have less than a year to maturity and are classified as short-term restricted assets.

     - The decrease in accounts payable and accrued liabilities is primarily due to a decrease in deferred revenue resulting from a change in the structure of certain subsidy programs from DIRECTV, from lower programming and subscriber related payables resulting from a lower subscriber count in the current year, and from a reduction in accrued taxes. This was partially offset by the establishment of a canceled subscriber chargeback reserve in 2001 for 1999 through 2001 deferred revenue related to our agency relationship with DIRECTV.

     - The decrease in other long-term liabilities is primarily due to a reclassification to current liabilities of certain tax related obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The broadband wireless business is capital-intensive. Since inception, we have spent funds to lease or otherwise acquire MMDS channel rights in various markets and operating systems, to construct video operating systems and two Internet systems, and to finance initial system operating losses. Our primary sources of capital have been subscription fees, debt financing, the sale of common stock, and the sale of MMDS spectrum rights that were not essential to our business strategy. The approval by the FCC of the use of MMDS spectrum for digital two-way communications services and the FCC's flexible use authorization will allow us to use our spectrum to provide fixed, portable and, ultimately, mobile broadband wireless services such as high-speed Internet access services, voice over IP and wireless telecommunications services. The growth of our business by using our spectrum to provide broadband data and voice communications services will require substantial investment in capital expenditures.

     Cash used in operations was $2.9 million during the year ended December 31, 2001, compared to $1.9 million during the year ended December 31, 2000. Cash used in operations during 2001 was primarily due to increased subscriber acquisition costs related to our DIRECTV agency relationship, and severance payments related to a reduction in force in the first quarter and to pay accrued property taxes and other liabilities. Cash provided by operations during 2000 included higher revenue received from our agency relationship with DIRECTV due to higher installs in 2000. Cash provided by operations during the year ended December 31,1999, was $8.0 million. The increase in cash used in operations from 1999 to 2000 resulted primarily from recognition during 2000 of deferred agency revenue received in 1999 from our alliance with DIRECTV, and from payment of previously accrued reorganization costs.

     Cash used in investing activities principally relates to the acquisition and installation of subscriber equipment, the upgrade of transmission equipment in certain markets, and the acquisition of MMDS spectrum rights, partially offset by the sale of MMDS spectrum rights that are not a part of our strategic plan. Cash used in investing activities was $1.8 million in 2001 compared to $4.6 million in 2000. Cash used in investing activities during 2001 included expenditures for engineering, legal, site acquisition, and other costs related to the acquisition of MMDS channel rights. Cash used in investing activities in 2000 included expenditures related to our applications for two-way licenses, partially offset by $4.5 million from the exchange of our equity interest in Wireless One and approximately $780,000 from the sale-leaseback of our communications towers. Cash used in investing activities was $8.9 million in 1999. Cash used in investing activities decreased from 1999 to 2000 primarily due to $4.5 million received in the first nine months of 2000 from the exchange of our equity interest in Wireless One. In addition, we had lower expenditures for systems and equipment related to our wireless cable business, partially offset by higher expenditures for engineering, legal, site acquisition, and other costs related to our application for two-way licenses.

     Cash used in financing activities was $2.0 million during 2001 compared to $285,000 during 2000 and $878,000 during 1999. Cash used in financing activities in 2001 was for payments on our BTA debt and capital lease obligations related to the sale and leaseback of our 34 communications towers. Cash used by financing activities during 2000 also included principal payments on our BTA debt and capital lease obligations. This was partially offset by $1.5 million in cash proceeds received from the exercise of employee stock options. Cash used during 1999 was for principal payments on our BTA debt, capital lease obligations and other notes payable, several of which have been fully repaid, offset by $1.1 million in cash proceeds from employee stock option exercises.

     At March 31, 2002, we had approximately $13.9 million of unrestricted cash and cash equivalents and $300,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors. As set forth in note 1(b) to the consolidated financial statements, the consolidated financial statements contained in this report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In conjunction with its 2001 year end audit, KPMG LLP, our independent accountants, has issued an audit opinion with respect to our 2001 consolidated financial statements which includes a qualification that raises substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     KPMG LLP has stated in its report that the qualification in their report which raises substantial doubt about our ability to continue as a going concern is based on our history of recurring net operating losses and our resulting dependence on access to additional financing to avoid the negative cash balance that we project for the second quarter of 2003. We have discussed these two matters in Item 1, "Business -- Risk Factors -- We are pursuing a new business that we have not previously operated on a large scale. We may not be able to successfully implement our long-term business strategy or correct our history of losses," and "Business -- Risk Factors -- We may not be able to obtain the additional financing necessary to implement our long-term business strategy on satisfactory terms and conditions."

     As we have described elsewhere in this report,

     - additional capital will be required to implement our long-term business plan and we likely will seek additional capital or alternative financing in the next 12 months,

     - we have in place a business plan that management believes will allow Nucentrix to continue to operate in the normal course of business, without obtaining additional financing or deploying any new Internet markets in 2002, at least through the first quarter of 2003, and

     - if we are unable to obtain financing in a timely manner and on acceptable terms, we have an alternative plan that management believes will allow Nucentrix to continue operations at least through the second quarter of 2003. This plan would include reducing or eliminating spectrum carrying and construction costs in non-strategic markets, reducing corporate overhead (including personnel reductions) and reducing or eliminating other discretionary expenditures.

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

     We estimate that a launch of a next generation broadband wireless system providing high-speed Internet access in a typical market will involve an initial expenditure of approximately $500,000 to $1.5 million for network equipment, depending upon the system design and type and sophistication of the equipment. In addition, we estimate that the acquisition and installation of each new Internet subscriber will cost between $500 and $800 depending upon the type of customer. This includes charges for equipment, labor and direct commissions. This may be offset partially by installation and other up-front fees. Other launch costs include the cost of securing adequate space for marketing and operational facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

     As part of our long-term plan to focus on the use of our spectrum for broadband Internet and other advanced wireless services, in March 2002 we announced agreements to convert substantially all of our wireless cable subscribers to DIRECTV and Time Warner Cable programming. We estimate that approximately 63,000 of our subscribers will be eligible for conversion to DIRECTV programming, and approximately 6,000 subscribers will be eligible for conversion to Time Warner Cable.

     As a result of this strategic shift in the focus of our business, revenues and cash flows from our subscription television business will decline substantially as our wireless cable subscribers convert to DIRECTV, Pegasus or Time Warner Cable or otherwise disconnect their service with us. Except for a nominal residual royalty payment and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to continue to generate material revenues or cash flows for the Company after March 2003. Although we intend to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed revenues as we implement the conversion program.

     We are continuing to evaluate the development of technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until we are able to deploy a technology platform for which another major MMDS operator has made a substantial purchase commitment, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve strategic spectrum resources. This likely will result in deployment of no new Internet markets in 2002. We expect that cash on hand of $13.9 million at March 31, 2002, and cash generated from operations will be sufficient to fund operations in the normal course of business at least through the first quarter of 2003.

     The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

     We are continuing to evaluate our near and long-term capital needs, and likely will seek additional capital in the next 12 months. Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. We can provide no assurance that such capital or financing will be available in a timely manner or on satisfactory terms. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that management believes will allow the Company to continue operations at least through the second quarter of 2003. This plan would include reducing or eliminating spectrum carrying and construction costs in non-strategic markets, reducing corporate overhead (including personnel reductions) and reducing or eliminating other discretionary expenditures.

     As set forth in note 1(b) to the consolidated financial statements, the consolidated financial statements contained in this report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In conjunction with its 2001 year end audit, KPMG LLP, our independent accountants, has issued an audit opinion with respect to our 2001 consolidated financial statements which includes a qualification that raises substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     KPMG LLP has stated in its report that the qualification in their report which raises substantial doubt about our ability to continue as a going concern is based on our history of recurring net operating losses and our resulting dependence on access to additional financing to avoid the negative cash balance that we project for the second quarter of 2003. We have discussed these two matters in Item 1, "Business -- Risk Factors" -- We are pursuing a new business that we have not previously operated on a large scale. We may not be able to successfully implement our long-term business strategy or correct our history of losses," and "Business -- Risk Factors -- We may not be able to obtain the additional financing necessary to implement our long-term business strategy on satisfactory terms and conditions."

     As we have described above in this section and elsewhere in this report,

     - additional capital will be required to implement our long-term business plan and we likely will seek additional capital or alternative financing in the next 12 months,

     - we have in place a business plan that management believes will allow Nucentrix to continue to operate in the normal course of business, without obtaining additional financing or deploying any new Internet markets in 2002, at least through the first quarter of 2003, and

     - if we are unable to obtain financing in a timely manner and on acceptable terms, we have an alternative plan that management believes will allow Nucentrix to continue operations at least through the second quarter of 2003. This plan would include reducing or eliminating spectrum carrying and construction costs in non-strategic markets, reducing corporate overhead (including personnel reductions) and reducing or eliminating other discretionary expenditures.

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

     Federal income tax law generally requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to reduce federal tax attributes. Generally, the reduction is applied to reduce net operating loss carryforwards, followed by other tax attributes including the basis of certain assets and the tax basis of subsidiary stock. An election exists to reduce the basis of depreciable assets first, which can be favorable under certain circumstances. Management has elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in the tax basis of depreciable assets was approximately $56 million, leaving approximately $183 million in remaining basis in depreciable assets. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards at December 31, 2000.

     In addition to the permanent Tax Attribute Reduction, we also must limit the annual deduction of pre-bankruptcy net operating losses and "built-in deductions" to an amount no greater than the fair market value of Nucentrix immediately after the reorganization, multiplied by the long-term tax exempt rate. The annual limitation applicable to our pre-bankruptcy net operating losses and "built-in" deductions currently is estimated to be approximately $7.3 million.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company's significant accounting policies and methods used in the preparation of the consolidated financial statements are discussed in note 1 of the notes to consolidated financial statements. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

     Revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, and revenues from our agency relationship with DIRECTV (which will include revenues from DIRECTV and others in 2002 from the conversion program discussed in Item 1, "Business" of this report). Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to wireless cable subscribers and systems because revenues and subscribers from Internet business were immaterial in 2001 (approximately 1% of consolidated revenues).

     Subscription revenues from wireless cable subscribers and continuing monthly service fees from DIRECTV for each DIRECTV customer generated are recognized as service is provided. If the Company does not meet minimum subscriber benchmarks each year, the DIRECTV continuing monthly service fee will be reduced.

     Effective January 1, 2001, wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period of three years. A chargeback reserve is recorded for all DIRECTV contingencies. Prior to 2001, wireless cable installation revenue was offset against the nonrecoverable portion of installation costs, with the excess cost capitalized and amortized to depreciation expense over the expected subscriber relationship period of three years. Prior to 2001, DIRECTV installation revenues (cash received directly from the customer in conjunction with the sale) was offset against direct incremental costs, with the resulting amount recorded as a net asset. This asset, referred to as "subscriber acquisition costs," was amortized as a component of SG&A expense in proportion to the revenues projected to be generated over the expected subscriber relationship period. Revenue from our agency relationship with DIRECTV (other than monthly service fees) was recognized as the contingencies related to each revenue component were resolved. A chargeback reserve was not recorded for canceled subscribers. The Company revised the application of its SFAS No. 51 accounting for wireless cable installation and DIRECTV revenues prospectively, effective January 1, 2001, as discussed above. See "MD&A -- Revised Application of Accounting Policy and Restatement of 2001 Quarterly Results."

     The direct costs of wireless cable installations include reception materials and equipment on subscriber premises and installation labor, which are amortized over the useful life of the asset (presently five years) for the recoverable portion and the estimated average subscription term (presently three years) for the nonrecoverable portion of such costs. The nonrecoverable portion of the cost of a subscriber installation becomes fully depreciated upon disconnection of the subscriber. Prior to 2001, the Company capitalized only the excess of non-recoverable costs of wireless cable installations over installation revenues. The Company revised the application of its SFAS No. 51 accounting for wireless cable non-recoverable installation costs prospectively, effective January 1, 2001, to discontinue the netting of installation fees against nonrecoverable costs of subscriber installations. See "MD&A -- Change in Accounting Policies and Restatement of 2001 Quarterly Results."

     Our revenue recognition for wireless cable and DIRECTV installation revenue, and amortization of the recoverable portion of direct costs of wireless cable installations, is based on assumptions regarding our expected subscriber term. The expected subscriber term of three years currently used for these purposes is based on historic subscriber churn rates. If a different subscriber term was used, the revenue amounts reported could be materially different than amounts reported in this report, and if the subscriber term changes in future years, the amounts reported in future years would not be comparable to the years reported in this report.

     The direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense over the expected subscriber relationship period of three years.

     Our long-term operating assets, which include headend and base station equipment, are recorded at cost and amortized on a straight-line basis over the estimated useful lives. Our licenses and leased license investments, which include our FCC licenses and spectrum leases, are amortized from the inception of service in each market. In accordance with SFAS No. 121, we review our long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the fourth quarter of 2001, we wrote down our systems and equipment, and license and leased license investments by a total of $14.1 million. See "MD&A -- Results of Operations for the Three Years Ended December 31, 2001 -- Impairment of Long-Lived Assets" and note 2 to the consolidated financial statements.

REVISED APPLICATION OF ACCOUNTING POLICY AND RESTATEMENT OF 2001 QUARTERLY
RESULTS

     The Company revised its application of SFAS No. 51, Financial Reporting by Cable Television Companies ("SFAS No. 51"), for its wireless cable service and DIRECTV programming service during the fourth quarter of 2001, retroactively effective to the beginning of 2001. Prior to this revision:

     - wireless cable installation revenue was offset against the nonrecoverable portion of installation costs, with the excess cost capitalized and amortized to depreciation expense over the expected subscriber relationship period of three years,

     - the excess nonrecoverable costs of a wireless cable installation over installation revenue were capitalized and amortized to depreciation expense over the expected subscriber relationship period of three years,

     - DIRECTV installation revenue was offset against direct incremental costs, with the resulting amount recorded as a net asset,

     - this asset, referred to as "subscriber acquisition costs," was amortized as a component of SG&A expense in proportion to the revenues projected to be generated over the expected subscriber relationship period, and

     - revenue from our agency relationship with DIRECTV (other than monthly service fees) was recognized as the contingencies related to each revenue component were resolved; a chargeback reserve was not recorded for canceled subscribers.

     The revised application of SFAS No. 51 resulted in the following changes to the Company's accounting practices:

     - wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, the remainder is deferred and amortized to income over the expected subscriber relationship period of three years, and a chargeback reserve is recorded for all DIRECTV contingencies, and

     - direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, is recorded as an asset and amortized as a component of SG&A expense over the expected subscriber relationship period of three years.

     Since the revised application of SFAS No. 51 was retroactively effective to the beginning of 2001, financial information for the first three quarters of 2001 has been revised. The revised application of SFAS No. 51 resulted in $3.2 million of additional revenue in the first three quarters of 2001. Also, in connection with its revised application of SFAS No. 51 in 2001, the Company reduced revenues to establish a $2.2 million chargeback reserve for canceled subscribers. In addition, in 2001 the Company adjusted the fair value of its liabilities at Fresh Start and correspondingly reduced revenues that had been deferred and recognized since Fresh Start for a net reduction in revenues in the first three quarters of $2.2 million. Other miscellaneous adjustments reduced revenues in the first three quarters a total of approximately $200,000.

     The net effect of the Company's changes on its financial results for the first, second and third quarters of 2001, as previously reported in the Company's Quarterly Reports on Form 10-Q for such quarters, was:

     - a decrease in reported revenues from:

      - $13.9 million to $13.9 million (0%) in the first quarter,

      - $13.3 million to $12.6 million (5.3%) in the second quarter, and

      - $12.6 million to $11.9 million (5.6%) in the third quarter,

     - an increase in reported operating loss from:

      - $6.7 million to $7.9 million (17.9%) in the first quarter,

      - $6.4 million to $7.2 million (12.5%) in the second quarter, and

      - $5.7 million to $6.7 million (17.5%) in the third quarter,

     - an increase in reported net loss and net loss per basic and diluted common share from:

      - $6.5 million ($0.63) to $7.7 million ($0.75) (18.5%) in the first quarter,

      - $6.2 million ($0.60) to $7.1 million ($0.68) (14.5%) in the second quarter, and

      - $5.7 million ($0.55) to $6.7 million ($0.64) (17.5%) in the third quarter.

     See note 16 of the notes to consolidated financial statements. For periods prior to 2001, neither the revised application of SFAS No. 51 nor the other changes discussed above had a material impact on the Company's consolidated financial statements.

     The Company's long-term operating assets are recorded at cost and amortized on a straight-line basis over the estimated useful lives, from one to 16 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Included in these operating assets are costs of headend and base station equipment, which historically have been used in the operation of our wireless cable television business. As we implement our strategic shift in the use of our spectrum from video service to broadband wireless Internet and other advanced wireless services, we expect to be able to use our headends and base stations in the provision of such services.

     The Company's licenses and leased license investments, which include costs incurred to acquire and/or develop spectrum rights, are amortized over 15 years beginning with the inception of service in each market since Fresh Start and
12.5 years for those markets that existed at Fresh Start.

COMMITMENTS AND CONTINGENCIES

     We are a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees, breached warranties in connection with our subscription television service, and/or violated various federal and state requirements relating to consumer credit and leasing transactions. We believe the lawsuits are without merit and intend to vigorously defend them. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while we do not expect such an adverse outcome, we believe that an adverse outcome in one or more of these proceedings could have a material adverse effect on our consolidated financial condition, results of operations and/or cash flows. For a more detailed discussion of legal matters, see Item 3, "Legal Proceedings."

     In May 2000, we entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois. In October 2001, the FCC dismissed the BTA owner's application for consent to assign the Rockford BTA to the Company. As a result, the Company or the BTA owner may terminate the purchase agreement, or the parties may determine to modify the agreement. In November 2001, the BTA owner filed a

Petition for Reconsideration of the FCC's decision. If the parties determine to proceed, the transaction will be subject to other customary closing conditions including due diligence.

CONTRACTUAL OBLIGATIONS

     The Company's contractual obligations include long-term debt (primarily related to BTA installment notes), capital lease obligations (primarily related to tower leases), operating leases (primarily related to spectrum leases), and other long-term obligations (purchase installments for spectrum license acquisitions and settlement payments), as summarized below.

                                                           PAYMENTS DUE BY YEAR
                                                -------------------------------------------
                                       TOTAL     2002    2003-2004   2005-2006   AFTER 2006
                                      -------   ------   ---------   ---------   ----------
                                                         (IN THOUSANDS)
Long-term debt......................  $10,569   $2,154    $ 4,119     $ 4,296     $    --
Capital lease obligations...........    4,220      612        954       1,013       1,641
Operating leases....................   53,618    5,776      9,512       8,153      30,177
Other long-term obligations.........      618      393        225          --          --
                                      -------   ------    -------     -------     -------
                                      $69,025   $8,714    $14,918     $13,575     $31,818
                                      =======   ======    =======     =======     =======

INFLATION

     We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 142 on the Company's financial statements has not yet been determined.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     We are exposed to market risk from changes in marketable securities (certificates of deposit). At December 31, 2001, our marketable securities were recorded at a fair value of approximately $300,000, with an overall weighted average return of approximately 3% and an overall weighted average life of less than 1 year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 30 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of December 31, 2001. The fair value of our long-term debt at December 31, 2001, is estimated to be $10.6 million based on the overall rate of the long-term debt of 9.5% and an overall maturity of 5 years compared to terms and rates currently available in long-term financing markets. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are not currently evaluating the future use of any such financial instruments.

     We do not currently have any exposure to foreign currency transaction gains or losses. All business transactions are in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages F-1 through F-26 of this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated herein by reference to the information included under the heading "Directors and Executive Officers" in
Exhibit 99.1 to this report, which information will be included in our Proxy Statement for our Annual Meeting of Stockholders to be held June 28, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference to the information included under the heading "Executive Compensation and Related Information" in Exhibit 99.1 to this report, which information will be included in our Proxy Statement for our Annual Meeting of Stockholders to be held June 28, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference to the information included under the heading "Security Ownership of Principal Stockholders and Management" in Exhibit 99.1 to this report, which information will be included in our Proxy Statement for our Annual Meeting of Stockholders to be held June 28, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference to the information included under the heading "Certain Transactions" in Exhibit 99.1 to this report, which information will be included in our Proxy Statement for our Annual Meeting of Stockholders to be held June 28, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following financial statements are filed as part of this Form 10-K:

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................  F-2
Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000, the period from the Effective
  Date to December 31, 1999 and the period from January 1,
  1999, to the Effective Date...............................  F-3
Consolidated Statements of Stockholders' Equity for the
  period from January 1, 1999, to the Effective Date and the period from the Effective Date to December 31, 1999, and
  the years ended December 31, 2000 and 2001................  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000, the period from the Effective
  Date to December 31, 1999, and the period from January 1,
  1999 to the Effective Date................................  F-5
Notes to Consolidated Financial Statements..................  F-6

          2. Financial Statement Schedules

     The following financial statement schedule is filed as part of this Form 10-K:

Schedule II -- Valuation and Qualifying Accounts............  S-1

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

          3. Exhibits

     Reference is made to the Index to Exhibits immediately following Schedule II on page S-1 of this report for a list of all exhibits filed as a part of this report.

     (b) Reports on Form 8-K

     On November 14, 2001, the Company filed a current report on Form 8-K incorporating the risk factors contained in a registration statement on Form S-3 filed by the Company on November 6, 2001.

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

Date: May 8, 2002

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

              /s/ CARROLL D. MCHENRY                 Chairman of the Board, President and   May 8, 2002
 ------------------------------------------------     Chief Executive Officer (Principal
                Carroll D. McHenry                            Executive Officer)

               /s/ J. DAVID DARNELL                    Senior Vice President and Chief      May 8, 2002
 ------------------------------------------------        Financial Officer (Principal
                 J. David Darnell                      Financial Officer and Principal
                                                             Accounting Officer)

               /s/ RICHARD B. GOLD                                 Director                 May 8, 2002
 ------------------------------------------------
                 Richard B. Gold

              /s/ STEVEN D. SCHEIWE                                Director                 May 8, 2002
 ------------------------------------------------
                Steven D. Scheiwe

                /s/ NEIL S. SUBIN                                  Director                 May 8, 2002
 ------------------------------------------------
                  Neil S. Subin

               /s/ R. TED WESCHLER                                 Director                 May 8, 2002
 ------------------------------------------------
                 R. Ted Weschler

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Nucentrix Broadband Networks, Inc.

     We have audited the accompanying consolidated balance sheets of Nucentrix Broadband Networks, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, the periods from January 1, 1999 to April 1, 1999, the effective date of the reorganization discussed in the fourth paragraph below (the "Effective Date"), and from the Effective Date to December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nucentrix Broadband Networks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the periods from the Effective Date to December 31, 1999 and from January 1, 1999 to the Effective Date, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1(b) to the consolidated financial statements, the Company's recurring losses from operations and the resulting dependence upon access to additional financing raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also discussed in note 1(b). The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in note 1(c) to the consolidated financial statements, upon consummation of a prenegotiated Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code on the Effective Date, the Company adopted Fresh Start Reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result of the application of Fresh Start Reporting, the consolidated financial statements of Nucentrix Broadband Networks, Inc. and subsidiaries for the period from the Effective Date to December 31, 1999 are presented on a different cost basis than those for periods prior to the Effective Date, and accordingly, are not directly comparable.

                                                         KPMG LLP

Dallas, Texas
April 4, 2002, except for note 17, which is as of April 18, 2002

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 15,364   $ 22,153
  Restricted assets -- investment in certificates of
     deposit................................................       300        201
  Subscriber receivables, net of allowance for doubtful
     accounts of $137 and $246, respectively................       545        870
  Other receivables.........................................       510      1,105
  Prepaid expenses and other................................       943      2,085
                                                              --------   --------
       Total current assets.................................    17,662     26,414
                                                              --------   --------
Systems and equipment, net..................................    22,670     42,159
License and leased license investment, net..................    57,586     69,713
Lease receivable............................................     1,974      2,377
Other assets, net...........................................     4,290      2,617
                                                              --------   --------
       Total Assets.........................................  $104,182   $143,280
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..................  $ 12,627   $ 13,165
  Current portion of long-term debt and capital lease
     obligations............................................     2,423      2,339
                                                              --------   --------
       Total current liabilities............................    15,050     15,504
                                                              --------   --------
Long-term debt and capital lease obligations, less current
  portion...................................................    10,601     12,622
Other long-term liabilities.................................     4,878      5,470
Stockholders' equity:
  Preferred stock, $.01 par value; 15,000,000 shares
     authorized; none issued................................        --         --
  Common stock, $.001 par value; 30,000,000 shares
     authorized; 10,402,814 and 10,228,935 shares issued and
     outstanding, respectively..............................        10         10
  Additional paid-in capital................................   153,822    148,997
  Accumulated deficit.......................................   (80,179)   (39,323)
                                                              --------   --------
       Total stockholders' equity...........................    73,653    109,684
                                                              --------   --------
  Commitments and contingencies
       Total Liabilities and Stockholders' Equity...........  $104,182   $143,280
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SUCCESSOR                    PREDECESSOR
                                              ------------------------------------------   -----------
                                                                            PERIOD FROM    PERIOD FROM
                                                                             EFFECTIVE     JANUARY 1,
                                               YEAR ENDED     YEAR ENDED      DATE TO        1999 TO
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    EFFECTIVE
                                                  2001           2000           1999          DATE
                                              ------------   ------------   ------------   -----------
Revenues....................................    $ 49,780       $ 61,046       $ 52,009      $ 18,466
Operating expenses:
     System operations......................      25,703         28,437         23,767         8,599
     Selling, general and administrative....      25,510         32,811         26,125         9,156
     Depreciation and amortization..........      25,670         27,321         19,167         6,104
     Impairment of long-lived assets........      14,100             --             --            --
                                                --------       --------       --------      --------
          Total operating expenses..........      90,983         88,569         69,059        23,859
                                                --------       --------       --------      --------
          Operating loss....................     (41,203)       (27,523)       (17,050)       (5,393)
Other income (expense):
     Interest income........................         984          1,976          1,160           423
     Interest expense.......................      (1,226)        (1,371)          (826)         (321)
     Other..................................         589          4,839            483             2
                                                --------       --------       --------      --------
          Total other income (expense)......         347          5,444            817           104
                                                --------       --------       --------      --------
Loss before reorganization costs and
  extraordinary item........................     (40,856)       (22,079)       (16,233)       (5,289)
Reorganization costs........................          --             --         (1,011)       (2,311)
                                                --------       --------       --------      --------
Loss before extraordinary item..............    $(40,856)       (22,079)       (17,244)       (7,600)
                                                ========
Extraordinary item -- gain on extinguishment
  of debt, net of tax.......................          --             --             --       173,783
                                                --------       --------       --------      --------
          Net income (loss).................    $(40,856)      $(22,079)      $(17,244)     $166,183
                                                ========       ========       ========      ========
Net loss per new common share  --  basic and
  diluted...................................    $  (3.95)      $  (2.17)      $  (1.71)          N/A
                                                ========       ========       ========      ========
Average shares outstanding -- basic and
  diluted...................................      10,333         10,170         10,056           N/A
                                                ========       ========       ========      ========

          See accompanying notes to consolidated financial statements.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK       ADDITIONAL                  TREASURY STOCK
                                 --------------------    PAID-IN     ACCUMULATED   ----------------
                                   SHARES      AMOUNT    CAPITAL       DEFICIT     SHARES    AMOUNT     TOTAL
                                 -----------   ------   ----------   -----------   -------   ------   ---------
BALANCE, DECEMBER 31, 1998.....   19,795,521    $ 20    $ 261,943     $(426,695)   (13,396)  $(358)   $(165,090)
  Net income...................           --      --           --       166,183         --      --      166,183
  Cancellation of old common
    stock pursuant to the
    Plan.......................  (19,795,521)    (20)    (261,943)           --     13,396     358     (261,605)
  Elimination of accumulated
    deficit upon adoption of
    Fresh Start Reporting......           --      --           --       260,512         --      --      260,512
  Issuance of new common stock
    pursuant to the Plan.......   10,000,000      10      146,216            --         --      --      146,226
                                 -----------    ----    ---------     ---------    -------   -----    ---------
BALANCE, EFFECTIVE DATE........   10,000,000      10      146,216            --         --      --      146,226
  Net loss.....................           --      --           --       (17,244)        --      --      (17,244)
  Additional shares issued
    pursuant to the Plan.......       14,717      --           --            --         --      --           --
  Exercise of employee stock
    options....................       85,000      --        1,063            --         --      --        1,063
                                 -----------    ----    ---------     ---------    -------   -----    ---------
BALANCE, DECEMBER 31, 1999.....   10,099,717      10      147,279       (17,244)        --      --      130,045
  Net loss.....................           --      --           --       (22,079)        --      --      (22,079)
  Additional shares issued
    pursuant to the Plan.......        6,766      --           --            --         --      --           --
  Shares issued for purchase of
    license....................        2,000      --           45            --         --      --           45
  Compensation expense related
    to issuance of stock
    options....................           --      --          169            --         --      --          169
  Exercise of employee stock
    options....................      120,452      --        1,504            --         --      --        1,504
                                 -----------    ----    ---------     ---------    -------   -----    ---------
BALANCE, DECEMBER 31, 2000.....   10,228,935      10      148,997       (39,323)        --      --      109,684
  Net loss.....................           --      --           --       (40,856)        --      --      (40,856)
  Additional shares issued
    pursuant to the Plan.......        6,327      --           --            --         --      --           --
  Shares issued for market and
    channel acquisition........      167,552      --        4,126            --         --      --        4,126
  Contingent shares issuable
    under acquisition
    agreement..................           --      --          448            --         --      --          448
  Compensation expense related
    to issuance of stock
    options....................           --      --          251            --         --      --          251
                                 -----------    ----    ---------     ---------    -------   -----    ---------
BALANCE, DECEMBER 31, 2001.....   10,402,814    $ 10    $ 153,822     $ (80,179)        --   $  --    $  73,653
                                 ===========    ====    =========     =========    =======   =====    =========

          See accompanying notes to consolidated financial statements.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         SUCCESSOR                       PREDECESSOR
                                                      -----------------------------------------------   --------------
                                                                                       PERIOD FROM       PERIOD FROM
                                                       YEAR ENDED     YEAR ENDED    EFFECTIVE DATE TO     JANUARY 1,
                                                      DECEMBER 31,   DECEMBER 31,     DECEMBER 31,         1999 TO
                                                          2001           2000             1999          EFFECTIVE DATE
                                                      ------------   ------------   -----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................    $(40,856)      $(22,079)        $(17,244)         $ 166,183
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization.....................      25,670         27,321           19,167              6,104
  Impairment of long-lived assets...................      14,100             --               --                 --
  Compensation expense related to issuance of common
    stock and stock options.........................         251            169               --                 --
  Extraordinary item -- debt extinguishment.........          --             --               --           (173,783)
  Gain on sale of assets............................        (517)        (4,951)              --                 --
  Write down of Fresh Start intangible assets.......       2,530             --               --                 --
  Changes in operating assets and liabilities:
    Restricted assets...............................         299             50              361                 --
    Subscriber and other receivables................         957            683            1,550               (954)
    Prepaid expenses and other......................      (1,832)           483              405               (158)
    Accounts payable, accrued expenses and other
      liabilities...................................      (3,537)        (3,618)           1,354              5,057
                                                        --------       --------         --------          ---------
      NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES.................................      (2,935)        (1,942)           5,593              2,449
                                                        --------       --------         --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in affiliate.......          --          4,550               --                 --
Proceeds from sale of assets........................         381            780            6,072                 --
Purchases of systems and equipment..................      (2,045)        (7,096)         (10,078)            (5,081)
Expenditures for licenses and leased licenses.......        (400)        (3,239)            (121)               (16)
Expenditures for other long-term assets.............        (150)            --               --                 --
Collections of note and lease receivable............         366            453              178                138
                                                        --------       --------         --------          ---------
      NET CASH USED IN INVESTING ACTIVITIES.........      (1,848)        (4,552)          (3,949)            (4,959)
                                                        --------       --------         --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt..........................      (1,627)        (1,480)          (1,032)              (335)
Payments on short-term borrowings and other notes
  payable...........................................        (379)          (309)            (333)              (241)
Proceeds from exercise of stock options.............          --          1,504            1,063                 --
                                                        --------       --------         --------          ---------
      NET CASH USED IN FINANCING ACTIVITIES.........      (2,006)          (285)            (302)              (576)
                                                        --------       --------         --------          ---------
Net increase (decrease) in cash and cash
  equivalents.......................................      (6,789)        (6,779)           1,342             (3,086)
Cash and cash equivalents at beginning of period....      22,153         28,932           27,590             30,676
                                                        --------       --------         --------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........    $ 15,364       $ 22,153         $ 28,932          $  27,590
                                                        ========       ========         ========          =========
Cash paid for interest..............................    $  1,194       $  1,349         $    762          $     391
                                                        ========       ========         ========          =========
Cash paid for reorganization costs..................    $     --       $    525         $    891          $   2,311
                                                        ========       ========         ========          =========
Non-cash financing activities:
      Incurrence of capital lease obligations.......    $     --       $    294         $  2,180          $      --
                                                        ========       ========         ========          =========

          See accompanying notes to consolidated financial statements.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) DESCRIPTION OF BUSINESS

     Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides broadband wireless Internet and wireless subscription television services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the Federal Communications Commission ("FCC") in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum, in over 90 markets. On average, the Company owns or leases 151 MHz of spectrum per market. This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Nucentrix also provides wireless subscription television service, commonly referred to as "wireless cable," in 57 markets.

     In March 2002, as part of the Company's long-term plan to focus on the use of its spectrum for broadband Internet and other advanced wireless services, the Company announced the signing of agreements with DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable") to convert substantially all of the Company's wireless cable subscribers to programming provided by these entities.

  (b) GOING CONCERN AND LIQUIDITY

     Nucentrix's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has incurred operating losses of $41.2 million, $27.5 million, $17.1 million, and $5.4 million for the years ended December 31, 2001 and 2000, for the period from the Effective Date to December 31, 1999, and for the period from January 1, 1999, to the Effective Date, respectively. The growth of the Company's business by using its spectrum to provide fixed, portable or mobile broadband Internet service will require substantial investment in capital expenditures, and additional capital will be required to implement the Company's long term strategy of providing advanced wireless services in medium and small markets. The Company currently is focused on validating the most efficient technology platform from which to deliver its services, and during the next 12 months, the Company likely will seek to raise capital for spectrum maintenance, operating expenses and/or to fund deployment. There can be no assurance that additional capital will be available on acceptable terms or in a timely manner.

     As part of its long-term shift in strategic focus, the Company announced the signing of agreements with DIRECTV, Pegasus and Time Warner Cable to convert substantially all of its wireless cable subscribers to programming provided by these entities. In exchange for each subscriber converted, the Company will receive a conversion payment and, in the case of subscribers converted to DIRECTV and Pegasus, an equipment subsidy, installation payment and residual royalty. As a result of these transactions, revenues and cash flows from the Company's wireless cable business will decline substantially as its wireless cable subscribers convert to DIRECTV or Time Warner Cable or otherwise disconnect their service. Except for a nominal residual royalty payment, the Company does not expect its existing wireless cable subscriber base to generate material revenues or cash flows for the Company after March 2003. Although the Company intends to reduce expenditures associated with its wireless cable business, ongoing costs of maintaining the Company's FCC spectrum licenses and leases, as well as other corporate overhead, will exceed recurring revenues as the Company implements its conversion program.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     The Company is continuing to evaluate the technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until the Company is able to deploy a technology platform for which another major MMDS operator has made a substantial purchase commitment, and has obtained financing on satisfactory terms and conditions, the Company intends to continue to look for efficiencies, maximize its cash resources and preserve its strategic spectrum resources. This likely will result in deployment of no new Internet markets in 2002. The Company expects that cash on hand, cash generated from operations, and equipment financing will be sufficient to fund operations in the normal course of business at least through the first quarter of 2003.

     If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that would allow the Company to continue operations at least through the second quarter of 2003. This plan would include reducing or eliminating spectrum carrying and construction costs in non-strategic markets, reducing corporate overhead (including personnel reductions) and reducing or eliminating other discretionary expenditures.

     The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed above.

  (c) FINANCIAL RESTRUCTURING

     On December 4, 1998, Nucentrix filed a voluntary, prenegotiated Plan of Reorganization (the "Plan" or "Plan of Reorganization") under Chapter 11 of the U.S. Bankruptcy Code, with the prepetition support from holders of more than 70% in principal amount of its 13% Senior Notes ("Old 13% Notes") and 14% Senior Notes ("Old 14% Notes") (collectively, "the Old Senior Notes"). On March 15, 1999, the Bankruptcy Court confirmed the Plan, which became effective on April 1, 1999 (the "Effective Date"). On the Effective Date, the Company changed its name from Heartland Wireless Communications, Inc. ("Heartland") to Nucentrix Broadband Networks, Inc. On the Effective Date, Nucentrix canceled all issued and outstanding common stock, stock options and warrants and issued 10,000,000 shares of new common stock and warrants to purchase 825,000 shares of common stock. Nucentrix also is obligated under the Plan to issue warrants to purchase an additional 275,000 shares of common stock to certain classes of or claims against and/or interests in Nucentrix, which will become issuable upon the resolution of certain pending litigation claims.

     Nucentrix continued business operations as a debtor-in-possession until the Plan was fully consummated. Prior to April 1, 1999, the obligations of Nucentrix that were eligible for compromise under the Plan were classified as Liabilities Subject to Compromise on the Company's consolidated balance sheets as of December 31, 1998, and March 31, 1999. As of December 4, 1998, Nucentrix discontinued the accrual of interest and amortization of deferred debt issuance costs and discounts to notes payable related to Liabilities Subject to Compromise. On March 15, 1999, the U.S. Bankruptcy Court for the District of Delaware confirmed the Plan, and Nucentrix consummated the Plan on April 1, 1999.

     On April 1, 1999, Nucentrix adopted Fresh Start Reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Liabilities Subject to Compromise were adjusted to zero in the debt discharge portion of the Fresh Start Reporting. In connection with the debt discharge, Nucentrix recorded an extraordinary gain of approximately $174 million. The effects

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES of the Plan and the application of Fresh Start Reporting on the Company's consolidated balance sheet at the Effective Date are as follows:

                                                                   FRESH START REPORTING
                                                          ----------------------------------------
                                                          PREDECESSOR   ADJUSTMENTS      SUCCESSOR
                                                          -----------   -----------      ---------
Current assets..........................................   $  33,931                     $ 33,931
Systems and equipment, net..............................      61,909     $  (2,917)(A)     58,992
License and leased license investment, net..............      78,088                       78,088
Note and lease receivables..............................       3,763                        3,763
Other assets, net.......................................                    (4,750)(B)
                                                               5,222         3,802(A)       4,274
                                                           ---------     ---------       --------
                                                           $ 182,913     $  (3,865)      $179,048
                                                           =========     =========       ========
Current liabilities.....................................   $  18,818                     $ 18,818
Long-term debt, less current portion....................      13,855                       13,855
Other liabilities.......................................         149                          149
Liabilities subject to compromise.......................     322,781     $(322,781)(B)         --
Stockholders' equity(deficit):
  Old common stock......................................          20           (20)(A)         --
  Additional paid-in capital............................     261,943      (261,943)(A)         --
  Accumulated deficit...................................    (434,295)      318,031(B)          --
                                                                           116,264(A)
  Treasury stock -- 13,396 shares at cost...............        (358)          358(A)          --
  New common stock......................................          --            10(A)          10
  New additional paid-in capital........................          --       146,216(A)     146,216
                                                           ---------     ---------       --------
     Total stockholders' equity (deficit)...............    (172,690)      318,916        146,226
                                                           ---------     ---------       --------
                                                           $ 182,913     $  (3,865)      $179,048
                                                           =========     =========       ========

---------------

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

     As a result of the application of Fresh Start Reporting, financial information in the accompanying consolidated financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001 and 2000, and the period from the Effective Date to December 31, 1999 (collectively, the "Successor Period"), is presented on a different basis than the financial information for the period January 1, 1999, to the Effective Date ("Predecessor Period"). Accordingly, such information is not comparable. The Predecessor Period includes operations through March 31, 1999, plus the gain on debt forgiveness recognized on the Effective Date. The Successor Period includes operations for the years ended December 31, 2001 and 2000, and the period from the Effective Date through December 31, 1999.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     Federal income tax law requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to permanently reduce federal tax attributes. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). Management has elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in the tax basis of depreciable assets was approximately $56 million. The amount of reduction in net operating loss carryforwards was approximately $118 million, which left approximately $222 million in remaining net operating loss carryforwards at December 31, 2000 (see note 10).

     During 2001, the Company determined that revenue of approximately $2.5 million should not have been deferred and recognized beyond the Fresh Start Reporting date. The Company made this change as of December 31, 2001, by reducing intangibles associated with the Fresh Start Reporting.

  (d) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Nucentrix and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (e) CASH AND CASH EQUIVALENTS

     Nucentrix considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds, overnight repurchase agreements and other investment securities.

  (f) RESTRICTED ASSETS

     Restricted assets consist of bank certificates of deposit with an original maturity of less than one year. These investments are considered held to maturity and are stated at amortized cost which approximates fair value. The Company has pledged these certificates of deposit as letters of credit for capital leases with remaining terms of less than one year.

  (g) IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (h) SYSTEMS AND EQUIPMENT

     Systems and equipment are recorded at cost and principally include the cost of transmission equipment as well as direct costs of subscriber installations (see note 3). Upon installation, depreciation and amortization of systems and equipment is recorded on a straight-line basis over the estimated useful lives, from one to 16 years.

     The direct costs of wireless cable subscriber installations include reception materials and equipment on subscriber premises and installation labor, which are amortized over the useful life of the asset (presently five years) for the recoverable portion and the estimated average subscription term (presently three years) for the

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES nonrecoverable portion of such costs. The nonrecoverable portion of the cost of a wireless cable installation becomes fully depreciated upon disconnection of the subscriber. Prior to 2001, the Company capitalized only the excess of nonrecoverable costs of subscriber installations over installation revenues. The Company revised its accounting for wireless cable nonrecoverable installation costs prospectively, effective January 1, 2001, to discontinue the netting of installation revenues against nonrecoverable costs of subscriber installations.

     In the fourth quarter of 2001, Nucentrix wrote down the value of its systems and equipment to fair market value (estimated by management) in accordance with SFAS No. 121 (see note 2). The re-valued systems and equipment will be amortized over the average remaining life of 12 months.

  (i) LICENSE AND LEASED LICENSE INVESTMENT

     License and leased license investment includes costs incurred to acquire and/or develop MMDS and ITFS spectrum rights and are amortized on a straight-line basis over 15 years beginning with inception of service in each market since Fresh Start and 12.5 years for those markets that existed at Fresh Start (see note 4).

     In the fourth quarter of 2001, Nucentrix wrote down the value of its license and leased license investment assets to estimated fair market value in accordance with SFAS No. 121 (see note 2). The re-valued license and leased license investment assets will be amortized over the average remaining life of 10 years.

  (j) REVENUE RECOGNITION

     Revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, and revenues from the Company's agency relationship with DIRECTV. Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to wireless cable subscribers and systems because revenues and subscribers from the Company's Internet business were approximately 1% of consolidated revenues in 2001.

     Subscription revenues from wireless cable subscribers and continuing monthly service fees from DIRECTV for each DIRECTV customer generated are recognized as service is provided. If the Company does not meet minimum subscriber benchmarks each year, the DIRECTV continuing service fee will be reduced.

     Effective January 1, 2001, wireless cable and DIRECTV installation revenue and revenue received from the Company's agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period of three years. A chargeback reserve is recorded for all DIRECTV contingencies. Prior to 2001, wireless cable installation revenue was offset against the nonrecoverable portion of installation costs, with the excess cost capitalized and amortized to depreciation expense over the expected subscriber relationship period of three years. Prior to 2001, DIRECTV installation revenue (cash received directly from the customer in conjunction with the sale) was offset against direct incremental costs, with the resulting amount recorded as a net asset. This asset, referred to as "subscriber acquisition costs," was amortized as a component of selling, general and administrative ("SG&A") expense in proportion to the revenues projected to be generated over the expected subscriber relationship period. Revenue from the agency relationship with DIRECTV (other than monthly service fees) was recognized as the contingencies related to each revenue component were resolved. A chargeback reserve was not recorded for canceled subscribers. The Company revised its accounting for wireless cable installation and DIRECTV revenues prospectively, effective January 1, 2001, as discussed above.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

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

  (l) NET LOSS PER COMMON SHARE -- BASIC AND DILUTED

     The Company has presented basic and diluted loss per share, computed on the basis of the weighted average number of common shares outstanding during the period. Outstanding options to purchase 796,100 and 902,700 shares of common stock at December 31, 2001 and 2000, respectively, and outstanding warrants to purchase 825,000 shares of common stock at December 31, 2001 and 2000, were not included in the computation of diluted loss per share because their effects are antidilutive. Earnings per share information has not been presented for the Predecessor Period as the Company was recapitalized on the Effective Date in connection with the Plan and, accordingly, per share amounts are not comparable between the Predecessor and Successor Periods.

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

  (n) CONCENTRATIONS OF CREDIT RISK AND ACCOUNTS RECEIVABLE

     Nucentrix's subscribers and the related accounts receivable are primarily residential subscribers that are concentrated in eight states across Texas, Oklahoma and the Midwestern United States. Nucentrix establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific subscribers, historical trends and other information.

  (o) OTHER ASSETS

     Other assets at December 31, 2001 principally include purchased software and subscriber acquisition costs, and at December 31, 2000, principally include excess reorganization value, purchased software and subscriber acquisition costs. Subscriber acquisition costs consist of the direct incremental costs incurred in generating a customer relationship with DIRECTV (materials, equipment and labor). Subscriber acquisition costs are amortized as a component of SG&A expense over the expected customer relationship period of three years.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

  (p) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

  (q) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company has provided pro forma disclosures as if the fair value-based method of accounting for these plans, as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied (see note 9).

  (r) COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For all periods presented, comprehensive income (loss) and net income (loss) are the same amount.

  (s) SEGMENT REPORTING

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based on the criteria outlined in SFAS No. 131, Nucentrix was comprised of two reportable segments at the end of 2001: (i) distribution of wireless cable services, and
(ii) delivery of IP-based services (see note 15).

(2) IMPAIRMENT OF LONG-LIVED ASSETS

     In the fourth quarter of 2001, the Company reviewed its systems and equipment, and license and leased license investment assets for impairment in accordance with the requirements of SFAS No. 121. Events and circumstances that the Company considered as impairment indicators included (i) the expected conversion of substantially all of its wireless cable subscribers to satellite and cable programming provided by other companies, (ii) the need to continue evaluating the development of technology for MMDS service which likely would delay deployment of new Internet markets beyond 2002, and (iii) the uncertainties associated with raising capital required to implement the Company's long-term business plan.

     In determining whether an impairment was required for systems and equipment, the Company examined the future cash flows expected to be generated from these assets and the amount that management estimated could be realized for these assets in an orderly disposition, if required, and compared this amount to the carrying amount of the assets. In analyzing its license and leased license investment assets, the Company retained the services of a third party to provide a fair market valuation. Based on this analysis, the Company determined that a non-cash impairment charge in 2001 of $14.1 million was required, as follows:

Systems and equipment.......................................   $    4.7 million
License and leased license investment.......................        9.4 million
                                                               ----------------
Total.......................................................   $   14.1 million
                                                               ================

     Although the third party market valuation of the Company's aggregate license and leased license investment was substantially in excess of the Company's aggregate carrying amount, as required by SFAS

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

No. 121 the Company examined these assets on an individual market basis and determined that the carrying amount, related to ten markets should be written down in the total amount of $9.4 million.

     The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing, or competition. As a result, the carrying amounts of long-lived assets could be reduced by additional amounts which would be material to the Company's financial position and results of operations.

(3) SYSTEMS AND EQUIPMENT

     Systems and equipment consists of the following at December 31, 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
Equipment awaiting installation.............................  $    167   $  1,531
Subscriber premises equipment and installation costs........    30,296     30,984
Transmission equipment and system construction costs........    23,267     27,102
Office furniture and equipment..............................     1,946      1,857
Assets under capital leases.................................     3,935      3,935
Buildings and leasehold improvements........................       524        455
                                                              --------   --------
                                                                60,135     65,864
Accumulated depreciation and amortization...................   (37,465)   (23,705)
                                                              --------   --------
                                                              $ 22,670   $ 42,159
                                                              ========   ========

     See note 2 for discussion of systems and equipment write-down in the fourth quarter of 2001.

     In the fourth quarter of 1999, Nucentrix sold 30 of its communication towers to SBA Towers, Inc. ("SBA Towers") for approximately $6.2 million in a transaction accounted for as a sale-leaseback (see note 6). This transaction resulted in a deferred gain of approximately $3.8 million. The sale of four additional tower sites was closed in the second and third quarters of 2000 for approximately $830,000, resulting in a deferred gain of approximately $450,000. During the years ended December 31, 2001 and 2000, $417,000 and $400,000, respectively, of the total $4.2 million gain was recognized as other income. The remaining deferred gain is included in other long-term liabilities (long-term portion) and accrued liabilities (current portion) on the accompanying consolidated balance sheet as of December 31, 2001.

(4) FCC LICENSES AND OPERATING LEASES

     License and leased license investment consists primarily of costs incurred in connection with the Company's acquisition and development of FCC spectrum rights. Spectrum rights represent the right to utilize all of the capacity on spectrum operated under a license received from the FCC. These assets are recorded at cost and amortized using the straight line method over the assets' estimated useful lives. Accumulated amortization on license and leased license investment was $22.1 million and $15.2 million at December 31, 2001 and 2000, respectively. Additions to license and leased license investment of $5.2 million and $3.2 million during 2001 and 2000, respectively, consisted of engineering and other costs related to the preparation and filing of applications with the FCC for two-way use of the Company's spectrum, as well as the cost to acquire new licenses in several markets. See note 2 for discussion of license and leased license investment write-down in the fourth quarter of 2001.

     Nucentrix depends on leases with third parties for some of its spectrum rights. FCC licenses generally must be renewed every 10 years. All licenses are subject to renewal by the FCC. Although FCC custom and

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES practice establish a presumption of granting renewals of licenses, the presumption requires that the licensee substantially comply with its regulatory obligations during the license period.

     Spectrum lease agreements generally require payments based on the greater of specified minimums or amounts based upon subscriber levels or revenues. Spectrum lease payments generally begin upon the completion of construction of transmission equipment and facilities and upon approval for operation under FCC rules. For certain leases, payments begin upon grant of the spectrum rights. Spectrum lease expense was $3.6 million, $3.5 million, $900,000, and $2.7 million for the years ended December 31, 2001 and 2000, the period from January 1, 1999, to the Effective Date, and the period from the Effective Date to December 31, 1999, respectively.

     Nucentrix also has other operating leases for office space, vehicles, equipment, and transmission tower space. Rent expense incurred in connection with these leases was $2.8 million, $2.6 million, $1 million, and $2.7 million for the years ended December 31, 2001 and 2000, the period from January 1, 1999, to the Effective Date, and the period from the Effective Date to December 31, 1999, respectively.

     Future minimum lease payments due under noncancellable leases at December 31, 2001, are as follows:

                                                                           OTHER
YEAR ENDING                                                   SPECTRUM   OPERATING
DECEMBER 31                                                    LEASES     LEASES
-----------                                                   --------   ---------
2002........................................................   $3,458     $2,318
2003........................................................    3,326      1,733
2004........................................................    3,238      1,215
2005........................................................    3,223        865
2006........................................................    3,223        842

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consists of the following at December 31, 2001 and 2000:

                                                               2001      2000
                                                              -------   -------
Accounts payable............................................  $    58   $   168
Accrued programming.........................................    1,383     1,912
Subscriber deposits.........................................       91       345
Deferred revenue (note 1(j))................................    5,673     5,198
Accrued sales, property and franchise taxes.................    2,251       996
Accrued compensation and benefits...........................    1,422     1,298
Other accrued expenses and other liabilities................    1,749     3,248
                                                              -------   -------
                                                              $12,627   $13,165
                                                              =======   =======

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

(6) LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and Capital Lease Obligations at December 31, 2001 and 2000, consists of the following:

                                                               2001      2000
                                                              -------   -------
Capital lease obligations...................................  $ 2,455   $ 2,762
Other notes payable.........................................   10,569    12,199
                                                              -------   -------
                                                               13,024    14,961
Less current portion........................................   (2,423)   (2,339)
                                                              -------   -------
                                                              $10,601   $12,622
                                                              =======   =======

     In December 1999, Nucentrix entered into capital lease agreements with SBA Towers to lease back space on 34 towers that Nucentrix sold to SBA Towers in 1999 and 2000 (see note 3). A lease obligation of $2.2 million was recorded in connection with the lease of 30 of the towers as of December 31, 1999, and an additional obligation of $294,000 was recorded when the sale of the four remaining towers closed during 2000. These capital lease obligations have an initial term of 10 years, with three (3) five-year renewal options. The Company also leases computer and office equipment under capital leases, with remaining terms of less than one year.

     Other notes payable at December 31, 2001 and 2000, relate to the acquisition of BTAs from the FCC. The note payable to the FCC bears interest at 9.5%, payable quarterly over ten years beginning November 1996. Quarterly principal payments are payable over the remaining eight years beginning November 1998.

     Nucentrix and CS Wireless Systems, Inc. ("CS Wireless") entered into a lease and purchase option agreement for certain spectrum rights associated with the BTAs (collectively, the "Leased BTAs") awarded to Nucentrix at a total cost of approximately $5.2 million. Under this agreement, CS Wireless reimburses Nucentrix for principal and interest paid to the FCC for the Leased BTAs. As of December 31, 2001 and 2000, the amount of FCC debt related to the Leased BTAs totaled $2.0 million (net of current portion of $400,000), and $2.4 million (net of current portion of $400,000), respectively, and CS Wireless' obligation to the Company has been recorded as a receivable.

     Aggregate maturities of long-term debt and capital lease obligations as of December 31, 2001, for the five years ending December 31, 2006, are as follows:
2002 -- $2.4 million; 2003 -- $2.1 million; 2004 -- $2.4 million; 2005 -- $2.6 million; and 2006 -- $2.2 million.

  DEBT CANCELLATION UNDER THE PLAN

     On April 1, 1999, under the terms of the Plan, the Old 13% Notes, Old 14% Notes and Old Convertible Notes were canceled. The holders of the Old Senior Notes and Old Convertible Notes received 9,700,000 and 300,000 shares, respectively, of newly issued common stock in exchange for cancellation of their debt. The holders of the Old Convertible Notes also received warrants to purchase 825,000 shares of newly issued common stock. As of December 4, 1998, Nucentrix discontinued the accrual of interest and amortization of deferred debt issuance costs and discounts on notes payable related to Liabilities Subject to Compromise. If interest had continued to be accrued, total interest expense would have been $12.6 million for the period from January 1, 1999, to the Effective Date.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

(7) OTHER LONG-TERM LIABILITIES

     Other long-term liabilities at December 31, 2001 and 2000, consists of the following:

                                                               2001     2000
                                                              ------   ------
Deferred gain on sale of towers (note 3)....................  $2,939   $3,357
Sales and franchise tax liabilities.........................     232    1,608
Deferred revenue (note 1(j))................................  $1,053       --
Other.......................................................     654      505
                                                              ------   ------
                                                              $4,878   $5,470
                                                              ======   ======

(8) ACQUISITIONS/DISPOSITIONS

     Fayetteville and Fort Smith, Arkansas Acquisition. In April 2001, the Company completed the purchase of certain of the MMDS spectrum licenses, leases and related assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc., in Fort Smith, Arkansas in exchange for the issuance of approximately 153,000 shares of common stock of the Company, valued at $4.2 million as of the date of filing of the Company's Form 10-Q for the first quarter of 2001, in which the Company initially announced this transaction. The 153,000 shares of common stock includes up to approximately 16,000 shares issuable over two years. In addition, the Company entered into new MDS spectrum leases for three channels (18 MHz) in Fort Smith and new ITFS spectrum leases for 20 channels (120 MHz) in each of Fort Smith and Fayetteville, Arkansas. The Company also assumed a lease and purchase agreement for four MMDS channels (24
MHz) in Fort Smith the provides for the payment of $337,000 in cash through September 2002.

     Rockford, Illinois Acquisition. In May 2000, the Company entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois. In October 2001, the FCC dismissed the BTA owner's application for consent to assign the Rockford BTA to the Company. As a result, the Company or the BTA owner may terminate the purchase agreement, or the parties may determine to modify the agreement. In November 2001, the BTA owner filed a Petition for Reconsideration of the FCC's decision. If the parties determine to proceed, the transaction will be subject to other customary closing conditions including due diligence.

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

(9) STOCKHOLDERS' EQUITY

  (A) STOCK OPTIONS

     The First Amended and Restated 1999 Share Incentive Plan (the "New Stock Option Plan") provides for the grant of options to purchase a maximum of 1,300,000 shares of common stock of the Company. Options vest according to schedules set by the Compensation Committee of the Board of Directors. The 1994 Employee Stock Option and Non-Employee Director Plans (collectively, the "Old Stock Option Plans")

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES provided for the granting of options to purchase a maximum of 1,950,000 and 50,000 shares of common stock, respectively.

     On April 1, 1999, the Effective Date of the Plan, the Old Stock Option Plans were canceled and the New Stock Option Plan was adopted.

     A summary of option activity during 1999, 2000 and 2001 follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               OPTIONS      PRICE
                                                              ----------   --------
Outstanding at December 31, 1998............................   1,450,000    $ 6.03
Canceled on April 1, 1999...................................  (1,450,000)   $ 6.03
                                                              ----------
Granted under New Stock Option Plan.........................     807,000    $12.50
Exercised...................................................     (85,000)   $12.50
Forfeited...................................................      (9,000)   $12.50
                                                              ----------
Outstanding at December 31, 1999............................     713,000    $12.50
Granted at market...........................................     252,000    $21.64
Granted at less than market.................................     110,000    $21.41
Exercised...................................................    (120,452)   $12.50
Forfeited...................................................     (51,848)   $12.50
                                                              ----------
Outstanding at December 31, 2000............................     902,700    $16.13
Granted.....................................................     134,000    $11.44
Exercised...................................................          --        --
Forfeited...................................................    (240,600)   $18.10
                                                              ----------
Outstanding at December 31, 2001............................     796,100    $14.75
                                                              ==========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                   OPTIONS OUTSTANDING
                       -------------------------------------------        OPTIONS EXERCISABLE
                                            WEIGHTED-                -----------------------------
                                             AVERAGE     WEIGHTED-                       WEIGHTED-
                            NUMBER          REMAINING     AVERAGE         NUMBER          AVERAGE
RANGE OF                OUTSTANDING AT     CONTRACTUAL   EXERCISE     EXERCISABLE AT     EXERCISE
EXERCISE PRICES        DECEMBER 31, 2001      LIFE         PRICE     DECEMBER 31, 2001     PRICE
---------------        -----------------   -----------   ---------   -----------------   ---------
$ 9.68-$12.50........       593,100        4.64 years     $12.07          361,674         $12.50
$15.75-$21.63........        90,000        5.80 years     $20.03           18,000         $20.03
$23.81-$29.50........       113,000        5.26 years     $24.63           11,800         $25.00

     At December 31, 2000 and 1999, the number of options exercisable and the weighted average exercise prices of those options were 338,532 and 397,480 and $12.50 and $12.50, respectively.

     The per share weighted average fair values of stock options granted during fiscal years 2001, 2000 and 1999, estimated on the dates of grant using the Black-Scholes option pricing model, were as follows:

                                                              2001     2000    1999
                                                              -----   ------   -----
Options whose exercise price equaled market price on grant
  date......................................................  $8.19   $15.74   $8.52
Options whose exercise price was less than market price on
  grant date................................................  $  --   $20.63   $  --

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     The following weighted-average assumptions for stock options granted during fiscal years 2001, 2000 and 1999 were used:

                                                               2001      2000      1999
                                                              -------   -------   -------
Expected dividend yield.....................................        0%        0%        0%
Stock price volatility......................................       89%       89%       81%
Risk-free interest rate.....................................      4.8%      6.0%      5.1%
Expected option term........................................  5 years   5 years   5 years

     Nucentrix applies APB Opinion No. 25 in accounting for its stock option plans and has recorded compensation expense of $251,000 related to the issuance of stock options in the consolidated financial statements for the year ended December 31, 2001. Had Nucentrix determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, net loss and loss per share would have been increased as indicated below:

                                                     SUCCESSOR                         PREDECESSOR
                                  -----------------------------------------------   -----------------
                                   YEAR ENDED     YEAR ENDED       PERIOD FROM         PERIOD FROM
                                  DECEMBER 31,   DECEMBER 31,   EFFECTIVE DATE TO    JANUARY 1, 1999
                                      2001           2000       DECEMBER 31, 1999   TO EFFECTIVE DATE
                                  ------------   ------------   -----------------   -----------------
Net income (loss) attributable
  to common stockholders:
  As reported...................    $(40,856)      $(22,079)        $(17,244)           $166,183
  Pro forma for SFAS No. 123....    $(41,454)      $(22,796)        $(21,758)           $166,183
Net loss per share --
  Basic and diluted:
  As reported...................    $  (3.95)      $  (2.17)        $  (1.71)                N/A
  Pro forma for SFAS No. 123....    $  (4.00)      $  (2.24)        $  (2.16)                N/A

     Compensation cost is reflected over the options' vesting period of five to seven years.

  (b) WARRANTS

     On April 1, 1999, under the terms of the Plan, holders of Old Convertible Notes received warrants to purchase 825,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of the Company. As of December 31, 2001, 2000 and 1999, all of these warrants were outstanding. The Company also is obligated under the Plan to issue warrants to purchase an additional 275,000 shares of common stock to holders of old common stock, which will become issuable upon the resolution of certain pending litigation claims.

(10) INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2001 and 2000, and the periods from the Effective Date to December 31, 1999, and from January 1, 1999 to the Effective Date, differed from the

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES amount computed by applying the U.S. federal income tax rate of 35% to income
(loss) before income taxes as a result of the following:

                                                        SUCCESSOR                              PREDECESSOR
                                ---------------------------------------------------------   -----------------
                                                                           PERIOD FROM         PERIOD FROM
                                   YEAR ENDED          YEAR ENDED       EFFECTIVE DATE TO    JANUARY 1, 1999
                                DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999   TO EFFECTIVE DATE
                                -----------------   -----------------   -----------------   -----------------
Computed "expected" tax
  expense (benefit)...........      $(14,300)            $(7,728)            $(6,035)           $ 58,164
Amortization and write-down of
  goodwill....................            --                  --                 337                 113
Discharge of debt.............            --                  --                  --             (64,300)
Loss for which no tax benefit
  was recognized..............        15,117               8,169               6,043               6,175
State income tax..............          (817)               (441)               (345)               (152)
                                    --------             -------             -------            --------
                                    $     --             $    --             $    --            $     --
                                    ========             =======             =======            ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

                                                                2001        2000
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  96,714   $  81,400
  Subscriber receivables....................................         51         151
  Asset impairment..........................................      7,498       7,498
  Systems and equipment.....................................     18,738      14,770
  Deferred revenue..........................................      1,480       2,598
  Other.....................................................        435       1,822
                                                              ---------   ---------
Total gross deferred tax assets.............................    124,916     108,239
Less valuation allowance....................................   (117,958)   (100,421)
                                                              ---------   ---------
  Net deferred tax assets...................................      6,958       7,818
Deferred tax liabilities:
  License and leased license investment.....................     (6,958)     (7,818)
                                                              ---------   ---------
Net deferred tax liability..................................  $      --   $      --
                                                              =========   =========

     The net changes in the total valuation allowance for the years ended December 31, 2001, and 2000, the periods from the Effective Date to December 31, 1999 and from January 1, 1999, to the Effective Date, were increases (decreases) of $17.5 million, ($62.4) million, $8.9 million, and $2.6 million, respectively. In assessing the realizability of deferred tax assets, Nucentrix considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. Nucentrix considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, Nucentrix has fully reserved all deferred tax assets to the extent that such assets exceed deferred tax liabilities.

     As a result of the cancellation of the Old Senior Notes, Old Convertible Notes and common stock outstanding at the Effective Date, and the issuance of new shares of common stock and warrants in accordance with the Plan, federal tax law requires that the amount of income from discharge of indebtedness

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES that occurs in connection with a Chapter 11 bankruptcy be used to permanently reduce federal tax attributes. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock. Management has elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in the tax basis of depreciable assets was approximately $56 million. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards at December 31, 2000. The net operating loss carryforwards at December 31, 2001 are $261 million and expire in years 2013 through 2020. Nucentrix estimates that approximately $38 million of the carryforwards at December 31, 2001 relate to various acquisitions and are subject to certain limitations.

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

(11) BENEFIT PLAN

     The Company sponsors a 401(k) savings plan in which substantially all employees are eligible to participate upon completion of six months of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The plan permits eligible employees to contribute up to 20% of their compensation, subject to the annual maximum allowed by the Internal Revenue Service. The Company may make discretionary matching contributions to the plan. The Company began making discretionary matching contributions to the plan for the 2001 plan year on April 1, 2001, and contributed $113,000 during the year ended December 31, 2001. No discretionary matching contributions were made by the Company during the year ended December 31, 2000, for the period from the Effective Date to December 31, 1999, or for the period from January 1, 1999, to the Effective Date.

(12) RELATED PARTY TRANSACTION

     During 1999, Nucentrix leased office space from entities owned by certain former officers and directors of Nucentrix for which the expense amounted to approximately $19,000 for the period from January 1, 1999, to the Effective Date, $58,000 for the period from the Effective Date to December 31, 1999. In connection with its restructuring, Nucentrix terminated approximately 56,000 square feet of such leases. The Company then terminated all of these remaining leases in November 1999.

(13) COMMITMENTS AND CONTINGENCIES

     Securities Litigation. Nucentrix and certain of its former officers and directors were co-defendants in a stockholder action originally filed in February 1998 in the United States District Court for the Northern District of Texas, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). The Coates action involved federal securities laws claims brought by two former stockholders of Heartland against Heartland and six former officers and/or directors. In June 2000, the court dismissed the plaintiffs' complaint with prejudice. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Fifth Circuit. In addition, three of the Company's former officers and directors were co-defendants in a purported class action lawsuit originally filed in July 1998 in State District Court in Kleburg County, Texas, styled Thompson, et al. v. David E. Webb, et al. (98-371-D). Plaintiffs in the Thompson action alleged state securities laws violations, misrepresentation and civil conspiracy claims.

     In 2001, the parties in the Coates and Thompson lawsuits executed settlement agreements for the respective lawsuits. In January 2002, the court in Thompson approved the settlement and entered a Final Judgment and Order of Dismissal with prejudice in this matter. In March 2002, the Court of Appeals in

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

Coates dismissed the appeal pursuant to the settlement agreement entered into in that lawsuit. All amounts payable by the defendants in the settlement of both the Coates and Thompson lawsuits will be covered by the proceeds from the Company's primary directors and officers liability insurance policy. Accordingly, this settlement will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

     Other Litigation. Nucentrix and certain officers and directors of Nucentrix are parties to several purported class action lawsuits relating to administrative late fees, alleged breach of various consumer lease and credit laws and alleged breach of Federal notice and privacy statutes. All of these lawsuits were filed by the same plaintiff's attorney in various state and federal courts in Texas, as follows:

     - Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-60898-1), filed in May 1998 and pending in the 79th Judicial District Court in Brooks County, Texas (dismissed and appealed),

     - John Nolen, Jr., et al. v. Nucentrix Broadband Networks, Inc. (DC-00-155), filed in May 2000 and pending in the 229th Judicial District Court in Duval County, Texas,

     - Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134), filed in October 2000 in U.S. District Court for the Southern District of Texas, Laredo Division (dismissed and appealed),

     - Perez, et al. v. Nucentrix Broadband Networks, Inc.(01-141-D), filed in March 2001 and pending in the 105th Judicial District Court in Kleberg County, Texas,

     - Garcia v. Heartland Wireless Communications, Inc.(01-04-10449CV), filed in April 2001 in the 79th Judicial District Court in Brooks County, Texas (dismissed and appealed),

     - Torres v. Nucentrix Broadband Networks, Inc. (01-61022-1), filed in September 2001 and pending in County Court at Law No. 1 in Nueces County, Texas,

     - Santellana v. Nucentrix Broadband Networks, Inc.(S-01-6109-CV-B), filed in November 2001 and pending in the 156th Judicial District Court in San Patricio County, Texas (dismissed),

     - Ysasi and Garcia v. Nucentrix Broadband Networks, Inc., DIRECTV, Inc., et al. (C-02-001), filed in January 2002 in U.S. District Court for the Southern District of Texas, Corpus Christi Division (dismissed), and

     - Santellana v. Nucentrix Broadband Networks, Inc. and DIRECTV, Inc. (C-02-079), filed in February 2002 and pending in U.S. District Court for the Southern District of Texas, Corpus Christi Division.

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

     In addition, the Nolen lawsuit filed in the Southern District of Texas alleges violation of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Nolen action alleges that Nucentrix and other defendants together caused the collection of an unlawful debt comprised of a service fee for subscription television services and an administrative late fee, in violation of RICO. The plaintiff in Nolen seeks disgorgement and payment of unspecified restitution to members of the purported class, as well as treble damages, attorneys' fees, interest and costs.

     Furthermore, the Ysasi and Garcia action and first Santellana lawsuit noted above allege breach of several federal and state statutes relating to consumer lease and credit transactions, including the Consumer Leasing Act, Truth in Lending Act, Magnuson-Moss Warranty Act, and the Texas Business and Commerce

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

Code. The plaintiffs in these matters seek statutory, compensatory and punitive damages, as well as attorneys' fees, costs and interest. Finally, the second Santellana lawsuit noted above alleges breach of notice and privacy provisions of the Cable Television Consumer Protection and Competition Act by Nucentrix and DIRECTV.

     The Company believes the above actions to be without merit and intends to vigorously defend them. The initial Garcia lawsuit and the second Nolen lawsuit noted above have been dismissed by the U.S. Bankruptcy Court for the District of Delaware and the U.S. District Court for the Southern District of Texas, respectively. The plaintiffs have appealed these decisions. In March 2002, the courts in the second Garcia lawsuit and in the initial Santellana lawsuit granted the Company's Motion to Compel Arbitration and dismissed these lawsuits. The plaintiff in Garcia has filed a notice of appeal. In April 2002, the U.S. District Court for the Southern District of Texas dismissed the federal claims in the Ysasi and Garcia lawsuit with prejudice, and dismissal the state law claims (which were supplemental to the federal claims) without prejudice. In addition, Texas courts in Nueces and San Patricio counties have dismissed two similar late fee lawsuits filed by the same plaintiff's attorney against the Company, with no appeal. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     State Court Action. In December 2000, several former stockholders of Heartland filed a lawsuit against certain of the Company's current and former directors and officers, and former holders of Old Senior Notes, styled Hunt Capital Group, L.L.C., et al., v. Carroll D. McHenry, et al., Case No. OJ-2000-534 in the District Court for Bryan County, Oklahoma. The plaintiffs allege that the defendants purposely undervalued the Company's enterprise value as part of the Plan confirmation process in order to extinguish all prepetition equity holders' interests. The plaintiffs seek unspecified damages in excess of $10,000 on behalf of all prepetition stockholders of Heartland, under theories of fraud, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, and constructive trust.

     In February 2001, certain of the defendants removed this lawsuit to the U.S. District Court for the Eastern District of Oklahoma, which was subsequently assigned Civil Action No. 01-095-S. The defendants concurrently sought transfer of venue from the Eastern District of Oklahoma to the U.S. District Court for the District of Delaware and, in April 2001, the U.S. District Court for the Eastern District of Oklahoma granted the defendants' motion to transfer venue to U.S. District Court of Delaware. In addition, in February 2001 the Company filed, in the U.S. Bankruptcy Court for the District of Delaware, an Emergency Motion to Enforce Plan of Reorganization and Confirmation Order, seeking to enjoin and prevent the state court action from proceeding as a violation of the terms of the Company's Plan. In June 2001, the Bankruptcy Court granted the Company's motion and ordered that the plaintiffs dismiss the lawsuit with prejudice. Plaintiffs have appealed this decision to the U.S. District Court for the District of Delaware. The appeal is pending.

     The Company may have certain indemnity obligations to the director and officer defendants in the Hunt Capital matter. The Company believes the allegations to be without merit and intend to vigorously defend this action on behalf of the director and officer defendants.

     Asset Purchases. In April 2001 the Company completed the purchase of certain of the MMDS spectrum licenses, leases and related assets of Smithco of Ft. Smith, Inc. and Smithco Investments of West Memphis, Inc. in Fort Smith, Arkansas in exchange for the issuance of approximately 153,000 shares of common stock of the Company, valued at $4.2 million as of the date of filing of the Company's Form 10-Q for the first quarter of 2001, in which the Company initially announced this transaction. The 153,000 shares of common stock includes up to approximately 16,000 shares issuable over two years. In addition, the Company entered into new MDS spectrum leases for three channels (18 MHz) in Fort Smith and new ITFS spectrum leases for 20 channels (120 MHz) in each of Fort Smith and Fayetteville, Arkansas. The Company also

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES assumed a lease and purchase agreement for four MMDS channels (24 MHz) in Fort Smith that provides for the payment of $337,000 in cash through September 2002.

     In May 2000, the Company entered into a definitive agreement to acquire all of the MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois. In October 2001, the FCC dismissed the BTA owner's application for consent to assign the Rockford BTA to the Company. As a result, the Company or the BTA owner may terminate the purchase agreement, or the parties may determine to modify the agreement. In November 2001, the BTA owner filed a Petition for Reconsideration of the FCC's decision. If the parties determine to proceed, the transaction will be subject to other customary closing conditions, including due diligence.

     Spectrum Allocation Proceedings for Advanced Wireless Services. In the fourth quarter of 2000, the FCC and other government organizations initiated proceedings to study, identify and authorize additional radio frequencies for advanced wireless services, including 3G mobile wireless services. Several frequency bands were studied in this process. One of the frequency bands under consideration for such services was the 2.5 GHz band, in which the Company holds substantially all of its MMDS and ITFS FCC licenses and spectrum leases. In September 2001, the FCC adopted an order not to relocate incumbent license holders and operators in the 2.5 GHz band, such as Nucentrix, to other frequency bands. The FCC also added a flexible use allocation to the 2.5 GHz band, making this band available for advanced mobile services, including 3G wireless systems. The flexible use allocation is subject to the protection of existing fixed wireless licenses in the 2.5 GHz band from interference.

     The 2.1 GHz band, however, remains under consideration by the FCC for relocation for 3G services. The Company currently uses the 2.1 GHz band for upstream transmissions in its existing networks, and the 2.1 GHz band is part of the Company's plan for future networks. The Company could be required to relocate current and future broadband wireless services in the 2.1 GHz band to another frequency band. The Company is not able to determine at this time the impact that relocation would have on its operations; however, relocation of operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service, or render service uneconomic in certain areas.

     Other. The Company also is a party to other legal and regulatory proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration for amounts recorded in the accompanying consolidated financial statements, the ultimate effects of such other matters are not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair value of Nucentrix's financial instruments at December 31, 2001 and 2000. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties:

                                                        2001                 2000
                                                 ------------------   ------------------
                                                 CARRYING    FAIR     CARRYING    FAIR
                                                  AMOUNT     VALUE     AMOUNT     VALUE
                                                 --------   -------   --------   -------
Restricted assets -- investments in bank
  certificates of deposit......................  $   300    $   300   $   600    $   600
Note receivable................................    2,393      2,393     2,759      2,759
Long-term debt.................................   10,569     10,569    12,199     12,199

     The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate the carrying amounts of these assets and liabilities because of the short maturity of these instruments.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     The carrying value of bank certificates of deposit approximates fair value since the term of the underlying deposits is short-term at the reporting date. The carrying amount of note receivable from affiliate approximates fair value since the interest rate (9.5% at December 31, 2001) equates to the market rate of interest. The fair value of the long-term debt is based on management's estimates derived from current rates offered for similar borrowings.

(15) SEGMENT REPORTING

     Historically, the Company has been considered to have a single reportable segment: the distribution of subscription television, or "wireless cable," services. However, based on the Company's long-term business strategy to provide broadband wireless services in its markets, the Company is considered to be comprised of two reportable segments: (i) distribution of wireless cable services and (ii) delivery of IP-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-recurring items. Information regarding operating segments as of and for the years ended December 31, 2001, 2000 and 1999, is presented in the following tables. For comparison purposes, references to the year ended December 31, 1999, represent the combined amounts for the period of January 1, 1999, through the Effective Date and the period from the Effective Date through December 31, 1999.

                                                     REVENUES      INTERSEGMENT
                                                   FROM EXTERNAL     REVENUE
                                                   CUSTOMERS(A)    (EXPENSE)(B)    EBITDA
                                                   -------------   ------------   --------
YEAR ENDED DECEMBER 31, 2001
Wireless cable services segment..................     $49,234        $(3,640)     $ 10,557
IP-based services segment........................         546          3,640       (10,359)
Other............................................          --             --        (1,631)
                                                      -------        -------      --------
Total............................................     $49,780        $    --      $ (1,433)
                                                      =======        =======      ========
YEAR ENDED DECEMBER 31, 2000
Wireless cable services segment..................     $60,638        $(4,449)     $ 10,344
IP-based services segment........................         408          4,449        (9,473)
Other............................................          --             --        (1,073)
                                                      -------        -------      --------
Total............................................     $61,046        $    --      $   (202)
                                                      =======        =======      ========
YEAR ENDED DECEMBER 31, 1999
Wireless cable services segment..................     $70,386        $(4,779)     $  9,912
IP-based services segment........................          89          4,779        (4,593)
Other............................................          --             --        (2,491)
                                                      -------        -------      --------
Total............................................     $70,475        $    --      $  2,828
                                                      =======        =======      ========

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     A reconciliation from the segment information to the loss before reorganization costs and extraordinary item for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
EBITDA(C)............................................  $ (1,433)  $   (202)  $  2,828
Depreciation and amortization........................   (25,670)   (27,321)   (25,271)
Impairment of long-lived assets......................   (14,100)        --         --
                                                       --------   --------   --------
Operating loss.......................................   (41,203)   (27,523)   (22,443)
Interest income......................................       984      1,976      1,583
Interest expense.....................................    (1,226)    (1,371)    (1,147)
Other income (expense), net..........................       589      4,839        485
                                                       --------   --------   --------
Loss before reorganization costs and extraordinary
  item...............................................  $(40,856)  $(22,079)  $(21,522)
                                                       ========   ========   ========

     Total expenditures for additions to long-lived assets during the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001     2000      1999
                                                           ------   -------   -------
Wireless cable services segment..........................  $1,924   $ 5,112   $14,162
IP-based services segment................................     512     4,701       778
Other....................................................     159       522       356
                                                           ------   -------   -------
Total....................................................  $2,595   $10,335   $15,296
                                                           ======   =======   =======

     Total assets as of December 31, 2001 and 2000, are as follows:

                                                                TOTAL ASSETS AT
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Wireless cable services segment.............................  $ 21,748   $ 39,557
IP-based services segment...................................    63,635     77,295
Other.......................................................    18,799     26,428
                                                              --------   --------
Total.......................................................  $104,182   $143,280
                                                              ========   ========

---------------

(A) Revenues from the wireless cable services segment's agency relationship with DIRECTV represent approximately $2.1 million, $6.3 million, and $4.3 million of the Company's consolidated revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

(B) Intersegment revenue (expense) represents a charge from the IP-based services segment to the wireless cable services segment for the use of shared assets. The "other" category includes corporate expenses, other income and assets not considered part of the two reportable segments.

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

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

     During the fourth quarter of 2001, the Company revised its application of accounting for wireless cable and DIRECTV installation revenue and revenue from its agency relationship with DIRECTV, retroactively effective to January 1, 2001 (see note 1(j)). The Company also adjusted the fair value of certain liabilities recorded at the Fresh Start Reporting date. (see note 1(c)). The net effect of these adjustments on the quarters as previously reported is reflected in the following tables, which present unaudited financial data of Nucentrix for each quarter of 2001 and 2000.

                                              MARCH 31                             JUNE 30
                                  ---------------------------------   ---------------------------------
                                  REPORTED   ADJUSTMENTS   ADJUSTED   REPORTED   ADJUSTMENTS   ADJUSTED
                                  --------   -----------   --------   --------   -----------   --------
Year Ended December 31, 2001:
  Revenues......................  $13,904      $    12     $13,916    $13,260       $(652)     $12,608
  Operating loss................   (6,684)      (1,220)     (7,904)    (6,398)       (840)      (7,238)
  Net loss......................   (6,460)      (1,220)     (7,680)    (6,236)       (840)      (7,076)
  Net loss per common share --
     basic and diluted..........    (0.63)       (0.12)      (0.75)     (0.60)      (0.08)       (0.69)

                                          SEPTEMBER 30                         DECEMBER 31
                                ---------------------------------   ---------------------------------
                                REPORTED   ADJUSTMENTS   ADJUSTED   REPORTED   ADJUSTMENTS   ADJUSTED
                                --------   -----------   --------   --------   -----------   --------
Year Ended December 31, 2001:
  Revenues....................  $12,568       $(648)     $11,920    $ 11,336        --       $ 11,336
  Operating loss..............   (5,743)       (935)      (6,678)    (19,383)       --        (19,383)
  Net loss....................   (5,727)       (935)      (6,662)    (19,438)       --        (19,438)
  Net loss per common share --
     basic and diluted........    (0.55)      (0.09)       (0.64)      (1.88)       --          (1.88)

                                                    MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                   -----------   ----------   ---------------   --------------
Year Ended December 31, 2000:
  Revenues.......................................    $16,323      $15,818         $14,697          $14,208
  Operating loss.................................     (5,985)      (7,390)         (7,450)          (6,698)
  Net loss.......................................     (2,024)      (7,149)         (6,446)          (6,460)
  Net loss per common share -- basic and
     diluted.....................................      (0.20)       (0.70)          (0.63)           (0.64)

(17) SUBSEQUENT EVENT

     In March 2002, the Company announced the signing of agreements with DIRECTV, Pegasus and Time Warner Cable to convert substantially all of the Company's wireless cable subscribers to programming provided by these entities.

     On April 18, 2002, the Company signed a letter of intent to acquire the MMDS incumbent licenses and ITFS spectrum leases in Beaumont/Port Arthur, Texas, in a Chapter 11 bankruptcy proceeding for $300,000 in common stock of the Company as of the date of closing. This transaction is subject to execution of definitive agreements and customary closing conditions, including due diligence and FCC approval.

                                                                     SCHEDULE II

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               ADDITIONS
                                  BALANCE AT   CHARGED TO                                  BALANCE AT
                                  BEGINNING    COSTS AND    CHARGED TO                       END OF
DESCRIPTION                       OF PERIOD     EXPENSES      OTHER        DEDUCTIONS        PERIOD
-----------                       ----------   ----------   ----------     -----------     ----------
Year ended December 31, 2001:
  Allowance for doubtful
     accounts...................   $    246     $   321     $      --      $      (430)(a)  $    137
                                   ========     =======     =========      ===========      ========
  Valuation allowance for
     deferred tax assets........   $100,421     $    --     $  17,537(b)   $        --      $117,958
                                   ========     =======     =========      ===========      ========
Year ended December 31, 2000
  Allowance for doubtful
     accounts...................   $    407     $   688     $      --      $      (849)(a)  $    246
                                   ========     =======     =========      ===========      ========
  Valuation allowance for
     deferred tax assets........   $162,802     $    --     $      --      $   (62,381)(b)  $100,421
                                   ========     =======     =========      ===========      ========
Year ended December 31, 1999
  Allowance for doubtful
     accounts...................   $    348     $ 1,691     $      --      $    (1,632)(a)  $    407
                                   ========     =======     =========      ===========      ========
  Valuation allowance for
     deferred tax assets........   $151,253     $    --     $  11,549(b)   $        --      $162,802
                                   ========     =======     =========      ===========      ========

---------------

(a)  Accounts written off.

(b)  Recognized as a component of deferred tax assets.

                               INDEX TO EXHIBITS

     Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Registrant's Plan of Reorganization under Chapter 11 of the
          United States Bankruptcy Code (incorporated by reference to
          Exhibit 2.1 to the Registrant's Current Report on Form 8-K
          dated January 19, 1999).
  2.2     Order Confirming Registrant's Plan of Reorganization Under
          Chapter 11 of the Bankruptcy Code, dated as of March 16,
          1999 (incorporated by reference to Exhibit 2.2 to the
          Registrant's Registration Statement on Form S-1,
          Registration No. 333-80929 (the "Form S-1")).
  3.1     Amended and Restated Certificate of Incorporation of
          Registrant, (incorporated by reference to Exhibit 3.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 Form 10-Q")).
  3.2     Restated Bylaws of Registrant (incorporated by reference to
          Exhibit 3.2 to the March 1999 Form 10-Q).
  4.1     Specimen Nucentrix Broadband Networks, Inc. Stock
          Certificate (incorporated by reference to Exhibit 4.1 to the
          Form S-1).
  4.2     Registration Rights Agreement dated as of April 1, 1999,
          between the Registrant and the selling stockholders named
          therein (incorporated by reference to Exhibit 4.2 to the
          Form S-1).
 10.1*    Registrant's First Amended and Restated 1999 Share Incentive
          Plan (incorporated by reference to Exhibit 4.1 to the
          Registrant's Registration Statement on Form S-8,
          Registration No. 333- 79913).
 10.2     Sales Agency Agreement dated as of February 7, 2001, between the Company and DIRECTV, Inc. (incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2001 (the "March 2001 Form
          10-Q")).
 10.3     Lease Agreement dated as of January 18, 2001, between the
          Company and CBPBC Phase VIII, LLC (incorporated by reference to Exhibit 10.2 to the Company's March 2001 Form 10-Q).
 10.4     First Amendment to Lease Agreement dated as of March 4,
          2001, between the Company and CBPBC Phase VIII, LLC
          (incorporated by reference to Exhibit 10.3 to the Company's
          March 2001 Form 10-Q).
 10.5*    Registrant's Performance Incentive Compensation Plan
          (incorporated by reference to Exhibit 10.17 to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1997 (the "1997 Form 10-K").
 10.6*    Employment Agreement between the Registrant and Carroll D.
          McHenry dated as of March 6, 1998 (incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K).
 10.7*    Employment Agreement between the Registrant and J. Curtis
          Henderson dated as of April 8, 1998 (incorporated by
          reference to Exhibit 10.4 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1998).
 10.8*    Employment Agreement between the Registrant and Frank H.
          Hosea dated as of November 3, 1998 (incorporated by
          reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998).
 10.9*    Nonqualified Stock Option Agreement between the Registrant and Carroll D. McHenry dated as of April 1, 1999
          (incorporated by reference to Exhibit 10.15 to the Form
          S-1).
 10.10*   Nonqualified Stock Option Agreement between the Registrant and J. David Darnell dated as of November 1, 2000
          (incorporated by reference to Exhibit 10.11 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          2000 (the "2000 Form 10-K")).
 10.11*   Nonqualified Stock Option Agreement between the Registrant and J. David Darnell dated as of November 1, 2000
          (incorporated by reference to Exhibit 10.12 to the Company's
          2000 Form 10-K).
 10.12*   Nonqualified Stock Option Agreement between the Registrant and J. David Darnell dated as of May 10, 2001(incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2001 (the
          "June 2001 Form 10-Q")).
 10.13*   Nonqualified Stock Option Agreement between the Registrant and J. Curtis Henderson dated as of April 1, 1999
          (incorporated by reference to Exhibit 10.17 to the Form
          S-1).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.14*   Nonqualified Stock Option Agreement between the Registrant and J. Curtis Henderson dated as of May 10, 2001
          (incorporated by reference to Exhibit 10.2 of the
          Registrant's June 2001 Form 10-Q).
 10.15*   Nonqualified Stock Option Agreement between the Registrant and Frank H. Hosea dated as of April 1, 1999 (incorporated by reference to Exhibit 10.19 to the Form S-1).
 10.16*   Nonqualified Stock Option Agreement between the Registrant and Frank H. Hosea dated as of May 10, 2001 (incorporated by reference to Exhibit 10.3 of the Registrant's June 2001 Form
          10-Q).
 10.17*   Nonqualified Stock Option Agreement between the Registrant and Russell A. Wiseman dated as of January 31, 2001
          (incorporated by reference to Exhibit 10.1 to the
          Registrant's March 2001 Form 10-Q).
 10.18*   Nonqualified Stock Option Agreement between the Registrant and Russell A. Wiseman dated as of April 3, 2000
          (incorporated by reference to Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
 10.19*   Nonqualified Stock Option Agreement between the Registrant and Russell A. Wiseman dated as of May 10, 2001
          (incorporated by reference to Exhibit 10.4 of the Company's
          June 2001 Form 10-Q).
 10.20    Registrant's Warrant Agreement, dated as of April 1, 1999
          (incorporated by reference to Exhibit 10.2 to the March 1999
          Form 10-Q).
 10.21    Master Agreement dated as of December 2, 1998, among the
          Registrant, CS Wireless Systems, Inc. and CAI Wireless
          Systems, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year
          ended December 31, 1999).
 21.1     List of subsidiaries (incorporated by reference to Exhibit
          21.1 to the Registrant's 2000 Form 10-K).
+23.1     Consent of KPMG LLP.
+99.1     Information that will be included in the Registrant's
          definitive proxy statement to be filed pursuant to
          Regulation 14A for the Annual Meeting of Stockholders to be
          held June 28, 2002.

---------------

+ Filed herewith.