Form 10-Q
period 2002-03-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2002-05-20
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------


                         Commission file number 0-23694
                                                -------

                       Nucentrix Broadband Networks, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                            73-1435149
--------------------------------------------------------------------------------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

   4120 International Parkway, Suite 2000, Carrollton, Texas            75007
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Shares Outstanding
                    Class                       as of May 15, 2002
                    -----                       ------------------
        Common Stock, $.001 par value                10,402,814

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,     DECEMBER 31,
                                                                              2002            2001
                                                                          ------------    ------------
                                                                           (UNAUDITED)
Current assets:
        Cash and cash equivalents .....................................   $     13,907    $     15,364
        Restricted assets - investment in certificates of deposit .....            300             300
        Subscriber receivables, net of allowance for
           doubtful accounts of $92 and $137, respectively ............            424             545
        Other receivables .............................................            553             510
        Prepaid expenses and other ....................................            496             943
                                                                          ------------    ------------
                   Total current assets ...............................         15,680          17,662
                                                                          ------------    ------------

Systems and equipment, net ............................................         17,617          22,670
License and leased license investment, net ............................         56,343          57,586
Lease receivable ......................................................          1,863           1,974
Other assets, net .....................................................          3,917           4,290
                                                                          ------------    ------------
                   Total assets .......................................   $     95,420    $    104,182
                                                                          ============    ============

Current liabilities:
        Accounts payable and accrued liabilities ......................   $     12,281    $     12,627
        Current portion of long-term debt and capital lease
           obligations ................................................          2,407           2,423
                                                                          ------------    ------------
                   Total current liabilities ..........................         14,688          15,050
                                                                          ------------    ------------

Long-term debt and capital lease obligations,
   less current portion ...............................................         10,092          10,601
Other long-term liabilities ...........................................          4,665
                                                                                                 4,878

Stockholders' equity:
        Preferred stock, $.01 par value; 15,000,000 shares
              authorized; none issued .................................             --              --
        Common stock, $.001 par value; 30,000,000 shares
              authorized; 10,402,814 shares issued and outstanding
              at March 31, 2002 and December 31, 2001,
              respectively ............................................             10              10
        Additional paid-in capital ....................................        153,867         153,822
        Accumulated deficit ...........................................        (87,902)        (80,179)
                                                                          ------------    ------------
                   Total stockholders' equity .........................         65,975          73,653
                                                                          ------------    ------------
        Commitments and contingencies
                   Total liabilities and stockholders' equity .........   $     95,420    $    104,182
                                                                          ============    ============

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                         2002                2001
                                                       ------------    ------------
Revenues ...........................................   $     10,573    $     13,916

Operating expenses:
        System operations ..........................          5,863           7,313
        Selling, general and administrative ........          5,567           7,329
        Depreciation and amortization ..............          6,776           7,178
                                                       ------------    ------------
                   Total operating expenses ........         18,206          21,820
                                                       ------------    ------------

                   Operating loss ..................         (7,633)         (7,904)

Other income (expense):
        Interest income ............................             87             378
        Interest expense ...........................           (282)           (322)
        Other ......................................            105             168
                                                       ------------    ------------
                   Total other income (expense) ....            (90)            224
                                                       ------------    ------------

Net loss ...........................................   $     (7,723)   $     (7,680)
                                                       ============    ============


Net loss per common share - basic and diluted ......   $      (0.74)   $      (0.75)
                                                       ============    ============


Weighted average shares outstanding - basic
 and diluted .......................................         10,403          10,229
                                                       ============    ============


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2002             2001
                                                                     ------------    ------------
Cash flows from operating activities:

        Net loss .................................................   $     (7,723)   $     (7,680)
        Adjustments to reconcile net loss to net cash used in
              operating activities:
            Depreciation and amortization ........................          6,776           7,178
            Gain on sale of assets ...............................           (104)           (105)
            Stock-based compensation .............................             45              94
            Write-down of Fresh Start intangible assets ..........             --           2,530
            Changes in operating assets and liabilities:
                  Subscriber and other receivables ...............             88             498
                  Prepaid expenses and other .....................            818          (2,255)
                  Accounts payable, accrued expenses and
                         other liabilities .......................           (445)         (1,453)
                                                                     ------------    ------------
                       Net cash used in operating activities .....           (545)         (1,193)
                                                                     ------------    ------------
Cash flows from investing activities:
        Proceeds from sale of assets .............................             55              68
        Purchases of systems and equipment .......................           (475)           (602)
        Expenditures for licenses and leased licenses ............            (58)           (155)
        Proceeds from note receivable ............................            101              92
                                                                     ------------    ------------
                       Net cash used in investing activities .....           (377)           (597)
                                                                     ------------    ------------
Cash flows from financing activities:
        Payments on short-term borrowings and notes payable ......           (104)            (86)
        Payments on long-term debt ...............................           (431)           (393)
                                                                     ------------    ------------
                       Net cash used in financing activities .....           (535)           (479)
                                                                     ------------    ------------

Net decrease in cash and cash equivalents ........................         (1,457)         (2,269)
Cash and cash equivalents at beginning of period .................         15,364          22,153
                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................   $     13,907    $     19,884
                                                                     ============    ============

Cash paid for interest ...........................................   $        279    $        318
                                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002


(1)      Description of Business

         Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides broadband wireless Internet and wireless subscription television, or "wireless cable," services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the Federal Communications Commission ("FCC") in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum, in 95 markets covering an estimated 9 million total households, including two markets covering an estimated 400,000 total households for which the Company has entered into a definitive agreement or letter of intent to acquire. On average, the Company owns or leases 151 MHz of spectrum per market. This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Nucentrix also provides wireless cable services in 57 markets. In March 2002, as part of the Company's long-term plan to focus its use of spectrum from wireless cable to broadband Internet and other advanced wireless services, the Company announced the signing of agreements with DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable") to convert substantially all of the Company's wireless cable subscribers to programming provided by these entities.

 (2)     Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has incurred operating losses since its inception. The future growth of the Company's business by using its spectrum to provide fixed, portable or mobile broadband Internet service will require substantial investment in capital expenditures, and additional capital will be required to implement the Company's long term strategy of providing advanced wireless services in medium and small markets. The Company currently is focused on validating the most efficient technology platform from which to deliver its services, and during the next 12 months, the Company likely will seek to raise capital for spectrum maintenance, operating expenses and/or to fund deployment. There can be no assurance that additional capital will be available on acceptable terms or in a timely manner.

         As part of its long-term shift in strategic focus, in March 2002 the Company announced the signing of agreements with DIRECTV, Pegasus and Time Warner Cable to convert substantially all of its wireless cable subscribers to programming provided by these entities. In exchange for each subscriber converted, the Company will receive a conversion payment and, in the case of subscribers converted to DIRECTV and Pegasus, an equipment subsidy, installation payment and residual royalty. As a result of these transactions, revenues and cash flows from the Company's wireless cable business will decline substantially as its wireless cable subscribers convert to DIRECTV, Pegasus or Time Warner Cable or otherwise disconnect their service. Except for a nominal residual royalty payment, the Company does not expect its existing wireless cable subscriber base to generate material revenues or cash flows for the Company after March 2003. Although the Company intends to reduce expenditures associated with its wireless cable business, ongoing costs of maintaining the Company's FCC spectrum licenses and leases, as well as other corporate overhead, will exceed recurring revenues as the Company implements this conversion program.

         The Company is continuing to evaluate the technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. The Company expects that cash on hand and cash generated from operations will be sufficient to fund operations in the normal course of business at least through the first quarter of 2003. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that would allow the Company to continue operations at least through the second quarter of 2003. This plan would include reducing or eliminating spectrum carrying and construction costs in non-strategic markets, reducing corporate overhead (including personnel reductions) and reducing or eliminating other discretionary expenditures. The consolidated financial statements do not include any adjustments that might result from the outcome of any of the uncertainties discussed above.

(3)      Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

(4)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature (other than adjustments recorded to the statements of operations and cash flows for the three months ended March 31, 2001, as further discussed in note 16 of the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31,
         2001), necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 2001 audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for 2001.

(5)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented basic and diluted loss per share, computed on the basis of the weighted average number of common shares outstanding during the period. Outstanding options to purchase 796,100 and 907,700 shares of common stock at March 31, 2002 and 2001, respectively, and outstanding warrants to purchase 825,000 shares of common stock at March 31, 2002 and 2001, were not included in the computation of diluted loss per share because their effects are antidilutive.

(6)      Commitments and Contingencies

         Nucentrix and certain officers and directors of Nucentrix are parties to several purported class action lawsuits relating to administrative late fees, alleged breach of various consumer lease and credit laws and alleged breach of Federal notice and privacy statutes. All of these lawsuits were filed by the same plaintiff's attorney in various state and federal courts in Texas. Management believes these actions to be without merit and intends to vigorously defend them. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to such matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         Nucentrix is involved in routine legal and regulatory proceedings incident to its business. The Company does not believe that any other pending legal or regulatory matter will have a material adverse effect on its financial condition, results of operations or cash flows.

(7)      Segment Reporting

         The Company is considered to be comprised of two reportable segments:
         (i) distribution of wireless cable services and (ii) delivery of Internet protocol ("IP")-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-recurring items.

         Information regarding operating segments as of and for the quarters ended March 31, 2002 and 2001, is presented in the following tables (in thousands):

                                     REVENUES     INTERSEGMENT
                                  FROM EXTERNAL     REVENUE
                                  CUSTOMERS(A)    (EXPENSE)(B)       EBITDA
                                  ------------    ------------    ------------
THREE MONTHS ENDED
MARCH 31, 2002
Wireless cable services segment   $     10,446    $       (789)   $      1,948
IP-based services segment                  127             789          (2,470)
Other                                       --              --            (335)
                                  ------------    ------------    ------------
Total                             $     10,573    $         --    $       (857)
                                  ============    ============    ============

THREE MONTHS ENDED
MARCH 31, 2001
Wireless cable services segment   $     13,782    $       (977)   $      2,751
IP-based services segment                  134             977          (3,140)
Other                                       --              --            (337)
                                  ------------    ------------    ------------
Total                             $     13,916    $         --    $       (726)
                                  ============    ============    ============

         A reconciliation from the segment information to the net loss for the three months ended March 31, 2002 and 2001, is as follows:

                                   THREE MONTHS
                                  ENDED MARCH 31,
                                -------    -------
                                 2002       2001
                                -------    -------
EBITDA(C)                       $  (857)   $  (726)
Depreciation and amortization     6,776      7,178
                                -------    -------
Operating loss                   (7,633)    (7,904)
Interest income                      87        378
Interest expense                   (282)      (322)
Other income (expense), net         105        168
                                -------    -------
Net loss                        $(7,723)   $(7,680)
                                =======    =======

         Total assets for the operating segments as of March 31, 2002, and December 2001, are as follows:

                                           TOTAL ASSETS AT
                                  ----------------------------------
                                  March 31, 2002   December 31, 2001
                                  --------------   -----------------
Wireless cable services segment      $ 17,607          $ 21,748
IP-based services segment              62,350            63,635
Other                                  15,463            18,799
                                     --------          --------
Total                                $ 95,420          $104,182
                                     ========          ========

---------

         (A) Revenues from the wireless cable services segment's agency relationship with DIRECTV represent approximately $759,000 of the Company's consolidated revenue for the three months ended March 31, 2002.

         (B) Intersegment revenue (expense) represents a charge from the IP-based services segment to the wireless cable services segment for the use of shared assets. The "other" category includes corporate expenses, other income and assets not considered part of the two reportable operating segments.

         (C) EBITDA, or earnings before interest, taxes, depreciation, amortization, and non-recurring items, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another.

(8)      Acquisitions

         In April 2002, the Company signed a letter of intent to acquire the MMDS incumbent licenses and ITFS spectrum leases in Beaumont/Port Arthur, Texas in a Chapter 11 bankruptcy proceeding, for $300,000 in common stock of the Company as of the date of closing. This transaction is subject to execution of definitive agreements and customary closing conditions, including due diligence and FCC approval.

 (9)     Recently Issued Accounting Principles

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company effective January 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company's financial condition, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of SFAS 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of SFAS 143 to have a material effect on its consolidated financial condition, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy, and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continues," and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. These statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions, and uncertainties deemed relevant by management, including:

         o our ability to obtain financing necessary to implement our business strategy in a timely manner and on acceptable terms,

         o the capabilities and availability of technology platforms for commercial deployment of broadband wireless services over Multipoint Distribution Service ("MDS"), Multichannel Multipoint Distribution Service ("MMDS") and Instructional Fixed Service Television ("ITFS") spectrum,

         o        competitive technologies, products and services,

         o regulatory and interference issues, including the ability to obtain and maintain MDS and MMDS licenses and MDS, MMDS and ITFS spectrum leases, further rulemakings to address technical and interference rules for mobile use of the 2500 - 2690 megahertz ("MHz") band (or "2.5 GHz" band), and further rulemakings to address relocation of licenses in the 2150 - 2162 MHz band (or "2.1 GHz" band),

         o        business and economic conditions in our existing markets,

         o with respect to pending transactions, executing definitive agreements, satisfying our due diligence efforts and obtaining required third party consents, including consent of the Federal Communications Commission ("FCC"), and

         o those matters discussed specifically under Item 1, "Business - Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" in our Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on May 8, 2002.

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

         The FCC has allocated the 2.5 GHz band for flexible use, making this band available for advanced fixed, portable and mobile services, including mobile 3G wireless systems. The flexible use allocation is subject to the protection of existing fixed wireless licenses in the 2.5 GHz band from interference.

         Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. Our expected range of services includes high-speed Internet connectivity that is integrated with wireless Local Area Networks for businesses and Home Area Networks for residential users, to distribute broadband services throughout a customer's business and home. We currently provide high-speed wireless Internet access service to over 420 accounts in Austin and Sherman-Denison, Texas. These accounts primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our current service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as e-mail, Web hosting and design, and domain name service.

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

         We currently do not plan to launch additional Internet markets with existing first generation technology. We believe that a "next generation" technology platform that (1) addresses line-of-sight limitations that exist in current generation equipment, (2) allows customers to install and upgrade their customer premises equipment themselves, and (3) is cost effective to deploy, must become commercially available before launching broadband services in additional markets. We are evaluating the development of next generation MMDS technology platforms, including a technology trial in one of our markets. In addition, we are continuing to monitor the commitments by other MMDS operators to next generation technology platforms. We also are evaluating the accessibility of capital markets, and the availability of other sources of financing. Until we are able to deploy a next generation technology platform that meets our cost and performance criteria, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve strategic spectrum resources. This likely will result in deployment of no new Internet markets in 2002. See Item 7, "MD&A - Future Cash Requirements" in this report.

         Historically, we have used our spectrum to provide wireless subscription television services, commonly referred to as "wireless cable." We presently have wireless cable transmission facilities constructed and operating in 57 markets in eight states. At April 30, 2002, we had approximately 73,400 wireless cable customers, including approximately 68,700 customers who subscribed only to programming service provided over our MMDS spectrum, and 4,700 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV, Inc. ("DIRECTV") programming service sold by us. In addition, at April 30, 2002, there were approximately 24,300 customers who received only DIRECTV programming sold by us.

         Our business strategy contemplates a decline in wireless cable subscribers, DIRECTV subscribers, revenues, and cash flows in 2002 and beyond, as we allocate most of our resources to develop our broadband wireless Internet access and other advanced wireless services. As a result of our previously announced strategic shift in the use of our spectrum from analog video service to digital broadband wireless Internet and other advanced wireless services, in March 2002 we announced the signing of agreements with DIRECTV, Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable") to convert substantially all of our wireless cable subscribers to programming provided by these entities. In exchange for each subscriber converted, we will receive a conversion payment and, in the case of subscribers converted to DIRECTV and Pegasus, an equipment subsidy, installation payment and residual royalty. As a result of these transactions, revenues and cash flows from our wireless cable business will decline substantially as our wireless cable subscribers convert to DIRECTV, Pegasus or Time Warner Cable or otherwise disconnect their service. Except for a nominal residual royalty payment, we do not expect our existing wireless cable subscriber base to generate material revenues or cash flows for the Company after March 2003. Although we intend to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed recurring revenues as we implement this conversion program.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, and revenue from our agency relationship with DIRECTV (which will include revenues from DIRECTV and others in 2002 from the conversion program discussed in "Overview"). Revenues also include fees generated from Internet operations in Austin and Sherman/Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to our wireless cable subscribers and systems because revenues and subscribers from our Internet business were immaterial for the three months ended March 31, 2002.

         Subscription revenues from wireless cable subscribers and continuing monthly service fees from DIRECTV for each DIRECTV customer generated are recognized as service is provided. If the Company does not meet minimum subscriber benchmarks each year, the DIRECTV continuing monthly service fee will be reduced. Management currently does not expect that any such reduction would have a material effect on the Company's financial condition, results of operations or cash flows.

         Wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period of three years. A chargeback reserve is recorded for DIRECTV contingencies in the event that a subscriber terminates, cancels or disconnects his or her DIRECTV subscription within 12 months.

         Our revenues for the first quarter of 2002 were $10.6 million, compared to $13.9 million for the first quarter of 2001. The average number of wireless cable subscribers for the three months ended March 31, 2002, was 75,600 compared to 104,000 for the same period of 2001. In addition, during the three months ended March 31, 2002, we had 23,890 average subscribers who received only DIRECTV programming sold by us. We do not include these customers in our reported wireless cable subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber.

         The decline in revenues over the periods presented resulted primarily from fewer total wireless cable subscribers as we reduced sales and marketing relating to our wireless cable services and continued to focus on developing our wireless broadband IP-based services. Recurring average revenue per subscriber was $38.27 in the first quarter of 2002, compared to $36.15 in the same quarter last year. Internet service revenues for the three months ended March 31, 2002 and 2001, were not material.

         System Operations Expense. System operations expense includes spectrum lease payments, programming costs, labor and overhead relating to service calls and disconnects, transmitter site and tower rentals, certain repairs and maintenance expenditures, and Internet service costs. Programming costs (with the exception of minimum payments), spectrum lease payments (with the exception of certain fixed payments), and repairs and maintenance are variable expenses based on the number of subscribers. System operations expense was $5.9 million, or 55% of revenues, for the first quarter of 2002, compared to $7.3 million, or 53% of revenues, for the first quarter of 2001. System operations expense decreased over the period presented due to lower programming expense as a result of lower subscriber counts.

         Selling, General and Administrative (SG&A) Expense. SG&A expenses include office and administrative costs of operating our 57 wireless cable markets and our two Internet markets, as well as sales and marketing and bad debt expenses related to these operations and corporate costs directly and indirectly allocated to these operations. In addition, the direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense in proportion to the revenues projected to be generated over the estimated subscriber relationship period of three years.

         SG&A expense for the first quarter of 2002 was $5.6 million, or 53% of revenues, compared to $7.3 million, or 53% of revenues, for the same period last year. SG&A expense for the quarters ending March 31, 2002 and 2001, included $1.1 million and $1.9 million, respectively, in costs associated with our Internet operations, which primarily included (i) costs related to the development of broadband wireless Internet access and other IP-based services,
(ii) costs related to our two operating Internet markets in Austin and Sherman-Denison, Texas, and (iii) allocable corporate overhead.

         SG&A expense decreased in 2002 due to lower advertising and field administrative costs in our wireless cable markets resulting from lower subscriber count and in anticipation of converting our wireless cable subscriber base to satellite programming provided by DIRECTV and Pegasus, and cable programming provided by Time Warner Cable, by March 2003. In addition, start-up and general and administrative costs related to our broadband wireless Internet business, which were principally incurred in the first quarter of 2001, decreased in the current year following a reduction in force and a delay in availability of a next generation technology platform.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and capitalized installation costs, and amortization of license and leased license investment. Our policy is to capitalize the direct costs of wireless cable installations. These direct costs include reception materials and equipment on subscriber premises and installation labor. These direct costs are capitalized as systems and equipment and amortized over the estimated remaining life of 12 months. The nonrecoverable portion of the cost of a wireless cable installation becomes fully depreciated upon disconnection of the subscriber. License and leased license investment includes costs incurred to acquire and/or develop MMDS and ITFS spectrum rights. These costs are capitalized and amortized over the estimated remaining life of 10 years.

         Depreciation and amortization expense for the first quarter of 2002 was $6.8 million, or 64% of revenue, compared to $7.2 million, or 52% of revenue, for the first quarter of 2001. The decrease in depreciation and amortization expense over the periods presented is due to fewer disconnects in 2002 compared to 2001. When subscribers are disconnected, the remaining balance of non-recoverable equipment related to that installation is written off to depreciation expense. Depreciation and amortization expense also decreased due to a $14.1 million impairment charge in 2001 to write down systems and equipment and license and leased license investment to estimated fair value.

         Operating Loss. We generated operating losses of $7.6 million for the first quarter of 2002, compared to an operating loss of $7.9 million for the first quarter of 2001. The decrease in operating loss is due to lower SG&A expense resulting from lower advertising and administrative costs in our wireless cable markets, as well as decreased costs related to our broadband wireless Internet business discussed above. Operating loss also decreased due to lower system operations expense resulting from fewer subscribers and lower depreciation and amortization expense discussed above. These decreased costs were partially offset by lower revenues from our wireless cable business resulting from fewer subscribers.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation, amortization, and non-recurring items, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a negative $857,000 for the first quarter of 2002, compared to a negative $726,000 for the same period in 2001. The decrease in EBITDA was attributable primarily to decreased revenues from our wireless cable business partially offset by lower SG&A expense and systems operation expense discussed above.

         Interest Income. Interest income was $87,000 for the first quarter of 2002, compared to $378,000 for the same period in 2001. The decrease in interest income was due to higher earnings during the prior year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $282,000 for the first quarter of 2002 compared to $322,000 for the same period in 2001. Interest expense decreased in 2002 due to lower principal balances on our BTA debt and capital leases.

         Other Income (Expense). Other income was $105,000 in the first quarter of 2002 compared to $168,000 during the same period in 2001. Other income for both periods included the recognition of a deferred gain related to the sale-leaseback of our communications towers during 1999 and 2000.

         Net Loss. We have recorded net losses since our inception. During the first quarter of 2002, we incurred a net loss of $7.7 million ($0.74 per share) compared to a net loss of $7.7 million ($0.75 per share) for the same period in 2001.

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

         Cash used in operations was $545,000 during the first quarter of 2002, compared to $1.2 million during the same period in 2001. Cash used in operations in the current year was primarily from our net loss of $7.7 million, offset by depreciation and amortization of $6.8 million, and to pay accrued property taxes and other liabilities. Cash used in operations for the first quarter of 2001 was primarily from our net loss of $7.7 million, offset by depreciation and amortization of $7.2 million, and from increased subscriber acquisition costs related to our DIRECTV agency relationship, severance payments related to a reduction in force and payments of accrued property taxes and other liabilities.

         Cash used in investing activities was $377,000 during the first quarter of 2002, compared to $597,000 during the same period in 2001. Cash used in investing activities during both periods include the acquisition and installation of subscriber equipment, and expenditures for engineering, legal, site acquisition and other costs related to the acquisition of MMDS spectrum rights.

         Cash used in financing activities was $535,000 during the first quarter of 2002, compared to $479,000 during the same period in 2001. Cash used in financing activities during both periods was for payments on our BTA debt and capital lease obligations.

         At April 30, 2002 we had approximately $13.7 million of unrestricted cash and cash equivalents and $300,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors.

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

         The growth of our business by using our spectrum to provide fixed, portable or mobile broadband Internet service will require substantial investment in capital expenditures. We expect that next generation MMDS technology will provide greater coverage capabilities by addressing line-of-sight limitations that exist in current equipment, and will allow customers to install and upgrade customer premises equipment themselves. These improvements should allow us to reduce subscriber-related costs and operating expenses; however, the development and launch of broadband wireless MMDS networks will be capital intensive, and additional capital will be required to implement our long-term strategy of providing advanced wireless services in medium and small markets.

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

         As part of our long-term plan to focus on the use of our spectrum for broadband Internet and other advanced wireless services, in March 2002 we announced agreements to convert substantially all of our wireless cable subscribers to DIRECTV, Pegasus and Time Warner Cable. As a result of this strategic shift in the focus of our business, revenues and cash flows from our wireless cable business will decline substantially as our wireless cable subscribers convert to DIRECTV, Pegasus or Time Warner Cable or otherwise disconnect their service with us. Except for a nominal residual royalty payment and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to continue to generate material revenues or cash flows for the Company after March 2003. Although we intend to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed revenues as we implement the conversion program.

         We are continuing to evaluate the development of technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. However, until we are able to deploy a technology platform that meets our cost and performance criteria, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve strategic spectrum resources. This likely will result in deployment of no new Internet markets in 2002. We expect that cash on hand of $13.7 million at April 30, 2002, and cash generated from operations will be sufficient to fund operations in the normal course of business at least through the first quarter of 2003.

         We are continuing to evaluate our near- and long-term capital needs, and likely will seek additional capital in the next 12 months. Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. We can provide no assurance that such capital or financing will be available in a timely manner or on satisfactory terms. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that management believes will allow the Company to continue operations at least through the second quarter of 2003. This plan would include reducing or eliminating spectrum carrying and construction costs in non-strategic markets, reducing corporate overhead (including personnel reductions) and reducing or eliminating other discretionary expenditures. The consolidated financial statements do not reflect any adjustments that might result from the outcome of any uncertainty discussed in this report.

         CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company's significant accounting policies and methods used in the preparation of the consolidated financial statements are discussed in note 1 of the notes to consolidated financial statements of the Company's Annual Report on Form 10-K for 2001. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

         Revenues consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, and revenues from our agency relationship with DIRECTV (which will include revenues from DIRECTV in 2002 from the conversion program discussed above in "Overview"). Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to wireless cable subscribers and systems because revenues and subscribers from Internet business were immaterial for the three months ended March 31, 2002.

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

         The direct costs of wireless cable installations include reception materials and equipment on subscriber premises and installation labor, which are capitalized as systems and equipment and amortized over the estimated remaining life of 12 months. The nonrecoverable portion of the cost of a subscriber installation becomes fully depreciated upon disconnection of the subscriber. License and leased license investment includes costs incurred to acquire and/or develop MMDS and ITFS spectrum rights. These costs are capitalized and amortized over the estimated remaining life of 10 years.

         The direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense in proportion to the revenues to be generated over the expected subscriber relationship period of three years.

         Our revenue recognition for wireless cable and DIRECTV installation revenue, amortization of the recoverable portion of direct costs of wireless cable installations, and subscriber acquisition costs for DIRECTV subscribers is based on assumptions regarding our estimated subscriber term. The estimated subscriber term of three years currently used for these purposes is based on historic subscriber churn rates. If a different estimated subscriber term was used, the revenue amounts reported could be materially different than amounts reported in this report, and if the estimated subscriber term change in future years, the amounts reported in future years would not be comparable to the years reported in this report.

         Our long-term operating assets, which include headend and base station equipment, are recorded at cost and amortized on a straight-line basis over the estimated remaining lives of 12 months. Our licenses and leased license investments, which include costs incurred to acquire and/or develop MMDS and ITFS spectrum rights, are amortized from the inception of service in each market over the estimated remaining life of 10 years. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

         COMMITMENTS AND CONTINGENCIES

         We are a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees, breached warranties in connection with our wireless cable service, or violated various federal and state requirements relating to consumer credit, leasing, privacy, and notice transactions. We believe the lawsuits are without merit and intend to vigorously defend them. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while we do not expect such an adverse outcome, we believe that an adverse outcome in one or more of these proceedings could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. For a more detailed discussion of legal matters, see
Item 3, "Legal Proceedings."

         In May 2000, we entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois for $6.0 million in common stock and assumption of BTA debt. In October 2001, the FCC dismissed the BTA owner's application for consent to assign the Rockford BTA to the Company. As a result, the Company or the BTA owner may terminate the purchase agreement, or the parties may determine to modify the agreement. In November 2001, the BTA owner filed a Petition for Reconsideration of the FCC's decision. If the parties determine to proceed, the transaction will be subject to other customary closing conditions including due diligence.

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

                              Payments Due by Year
                                 (in thousands)

                                    Total    2002    2003-2004   2005-2006   After 2006
                                   ------   ------   ---------   ---------   ----------
Long-term debt .................   10,138    1,723     4,119       4,296           --
Capital lease obligations ......    4,036      428       954       1,013        1,641
Operating leases ...............   52,793    4,382     9,593       8,235       30,583
Other long-term obligations ....      583      358       225          --           --

         RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company effective January 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company's financial condition, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of SFAS 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of SFAS 143 to have a material effect on its consolidated financial condition, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

         INFLATION

         We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in marketable securities (which consist of commercial paper). At March 31, 2002, our marketable securities were recorded at a fair value of approximately $300,000, with an overall weighted average return of approximately 3% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 30 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2002. The fair value of our long-term debt at March 31, 2002, is estimated to be $10.1 million based on the overall rate of the long-term debt of 9.5% and an overall maturity of four years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are involved in certain legal proceedings as described in note (6) of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report, which is incorporated herein by reference, and in Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for 2001.

         Nucentrix and certain of its former officers and directors were co-defendants in a stockholder securities action originally filed in February 1998 in the United States District Court for the Northern District of Texas, styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D). In addition, three of the Company's former officers and directors were co-defendants in a purported securities class action lawsuit originally filed in July 1998 in State District Court in Kleburg County, Texas, styled Thompson, et al. v. David E. Webb, et al. (98-371-D). In 2001, the parties in the Coates and Thompson lawsuits executed settlement agreements for the respective lawsuits. In January 2002, the court in Thompson approved the settlement and entered a Final Judgment and Order of Dismissal with prejudice in this matter. In March 2002, the Court of Appeals in Coates dismissed the plaintiffs' appeal pursuant to the settlement agreement entered into in that lawsuit. All amounts payable by the defendants in the settlement of both the Coates and Thompson lawsuits have been paid under the Company's primary directors and officers liability insurance policy. Accordingly, this settlement will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

         Nucentrix and certain of its officers and directors are parties to several purported class action lawsuits relating to administrative late fees, alleged breach of various consumer lease and credit laws and alleged breach of Federal notice and privacy statutes. All of these lawsuits were filed by the same plaintiff's attorney in various state and federal courts in Texas and are described in Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for 2001. Management believes these actions to be without merit and intends to vigorously defend them. Developments in these lawsuits during the first quarter 2002 are discussed below.

         - In March 2002, the state courts in Garcia v. Heartland Wireless Communications, Inc. (01-04-10449CV), filed in April 2001 in the 79th Judicial District Court in Brooks County, Texas, and Santellana v. Nucentrix Broadband Networks, Inc. (S-01-6109-CV-B), filed in November 2001 in the 156th Judicial District Court in San Patricio County, Texas, granted the Company's Motions to Compel Arbitration and dismissed these lawsuits without prejudice. The plaintiffs in Garcia and Santellana have appealed these decisions.

         - In April 2002, the U.S. District Court for the Southern District of Texas, Corpus Christi division, dismissed the federal claims in Ysasi and Garcia v. Nucentrix Broadband Networks, Inc., DIRECTV, Inc., et al. (C-02-001), with prejudice and dismissed the state law claims (which were supplemental to the federal claims) without prejudice.

         - In April 2002, the plaintiff in Torres v. Nucentrix Broadband Networks, Inc. (01-61022-1), County Court at Law No. 1, Nueces County, Texas, voluntarily withdrew this lawsuit. While it is not feasible to predict or determine the final outcome of the remaining proceedings or to estimate the amounts or potential range of loss with respect to such matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         We also are a party, from time to time, to routine litigation incident to our business. We do not believe that any other pending litigation matter will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                  3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

                  *10.1 Sales Agency Agreement dated as of March 10, 2002, between the Company and DIRECTV, Inc.

                  *10.2 Sales Agency Agreement dated as of March 14, 2002, between the Company and Pegasus Satellite Television, Inc.

                  *10.3 Asset Purchase Agreement dated as of February 28, 2002, between Time Warner Entertainment - Advance Newhouse Partnership and the Company.

---------
*Filed herewith

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 20, 2002                    NUCENTRIX BROADBAND NETWORKS, INC.


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



                                       By: /s/ J. DAVID DARNELL
                                          -------------------------------------
                                          J. David Darnell
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

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

  3.3 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

*10.1             Sales Agency Agreement dated as of March 10, 2002, between the
                  Company and DIRECTV, Inc.

*10.2             Sales Agency Agreement dated as of March 14, 2002, between the
                  Company and Pegasus Satellite Television, Inc.

*10.3 Asset Purchase Agreement dated as of February 28, 2002, between Time Warner Entertainment - Advance Newhouse
                  Partnership and the Company.

---------
*Filed herewith