Form 10-Q
period 2002-06-30
NUCENTRIX BROADBAND NETWORKS INC
filed 2002-08-09
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                         Commission file number 0-23694

                       Nucentrix Broadband Networks, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Delaware                                      73-1435149
--------------------------------------------------------------------------------
    (State or Other Jurisdiction                         (I.R.S. Employer
   of Incorporation or Organization)                     Identification No.)


4120 International Parkway, Suite 2000, Carrollton, Texas            75007-1906
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)


Registrant's Telephone Number, Including Area Code       (972) 662-4000


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Shares Outstanding
                    Class                               as of August 1, 2002
                    -----                               --------------------
        Common Stock, $.001 par value                         10,404,443

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                         JUNE 30,         DECEMBER 31,
                                                                            2002              2001
                                                                         ---------         ---------
                                                                        (UNAUDITED)
Current assets:
        Cash and cash equivalents ...............................        $  11,556         $  15,364
        Restricted assets - investment in certificates of deposit               23               300
        Subscriber receivables, net of allowance for
          doubtful accounts of $116 and $137, respectively ......              475               545
        Other receivables .......................................            1,063               510
        Prepaid expenses and other ..............................              580               943
                                                                         ---------         ---------
                   Total current assets .........................           13,697            17,662

Systems and equipment, net ......................................           13,049            22,670
License and leased license investment, net ......................           55,057            57,586
Lease receivable ................................................            1,749             1,974
Other assets, net ...............................................            4,852             4,290
                                                                         ---------         ---------
                   Total assets .................................        $  88,404         $ 104,182
                                                                         =========         =========

Current liabilities:
        Accounts payable and accrued liabilities ................        $  12,550         $  12,627
        Current portion of long-term debt
          and capital lease obligations .........................            2,516             2,423
                                                                         ---------         ---------
                   Total current liabilities ....................           15,066            15,050
                                                                         ---------         ---------

Long-term debt and lease obligations,
       less current portion .....................................            9,553            10,601
Other long-term liabilities .....................................            5,233             4,878


Stockholders' equity:
        Preferred stock, $.01 par value; 15,000,000 shares
              authorized; none issued ...........................               --                --
        Common stock, $.001 par value; 30,000,000 shares
              authorized; 10,404,443 and 10,402,814 shares issued
              and outstanding at June 30, 2002 and December 31,
              2001,  respectively ...............................               10                10
        Additional paid-in capital ..............................          153,775           153,822
        Accumulated deficit .....................................          (95,233)          (80,179)
                                                                         ---------         ---------
                   Total stockholders' equity ...................           58,552            73,653
                                                                         ---------         ---------
        Commitments and contingencies
                   Total liabilities and stockholders' equity ...        $  88,404         $ 104,182
                                                                         =========         =========


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                      -------------------------        --------------------------
                                                        2002             2001             2002             2001
                                                      --------         --------         --------         --------
Revenues .....................................        $  9,981         $ 12,608         $ 20,554         $ 26,524
                                                      --------         --------         --------         --------

Operating expenses:
         System operations ...................           5,629            6,605           11,492           13,918
         Selling, general and administrative .           5,429            6,913           10,996           14,242
         Depreciation and amortization .......           6,306            6,328           13,082           13,506
                                                      --------         --------         --------         --------
                  Total operating expenses ...          17,364           19,846           35,570           41,666
                                                      --------         --------         --------         --------

                  Operating loss .............          (7,383)          (7,238)         (15,016)         (15,142)

Other income (expense):
         Interest income .....................             102              263              189              641
         Interest expense ....................            (269)            (309)            (551)            (631)
         Other ...............................             219              208              324              376
                                                      --------         --------         --------         --------
                  Total other income (expense)              52              162              (38)             386
                                                      --------         --------         --------         --------

Net loss .....................................        $ (7,331)        $ (7,076)        $(15,054)        $(14,756)
                                                      ========         ========         ========         ========


Net loss per common share - basic and diluted         $  (0.70)        $  (0.69)        $  (1.45)        $  (1.44)
                                                      ========         ========         ========         ========


Weighted average shares outstanding -
   basic and diluted .........................          10,404           10,328           10,403           10,278
                                                      ========         ========         ========         ========


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                 2002             2001
                                                                               --------         --------
Cash flows from operating activities:
                                                                               $(15,054)        $(14,756)
        Net loss ......................................................
        Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization .............................          13,082           13,506
            Gain on sale of assets ....................................            (322)            (310)
            Write-down of Fresh Start intangible assets ...............              --            2,530
            Stock-based compensation ..................................             (47)             146
            Changes in operating assets and liabilities:
                  Restricted cash .....................................             277              281
                  Subscriber and other receivables ....................            (443)             618
                  Prepaid expenses and other assets ...................            (477)          (1,767)
                  Accounts payable, accrued expenses and other
                         liabilities ..................................             527           (2,339)
                                                                               --------         --------
                       Net cash used in operating activities ..........          (2,457)          (2,091)
                                                                               --------         --------
Cash flows from investing activities:
        Proceeds from sale of assets ..................................             221              287
        Purchases of systems and equipment ............................            (727)          (1,243)
        Expenditures for licenses and leased licenses .................             (75)            (242)
        Proceeds from note receivable .................................             205              186
                                                                               --------         --------
                       Net cash used in investing activities ..........            (376)          (1,012)
                                                                               --------         --------
Cash flows from financing activities:
        Payments on short-term borrowings and notes payable ...........            (214)            (227)
        Payments on long-term debt ....................................            (761)            (795)
                                                                               --------         --------
                       Net cash used in financing activities ..........            (975)          (1,022)
                                                                               --------         --------

Net decrease in cash and cash equivalents .............................          (3,808)          (4,125)
Cash and cash equivalents at beginning of period ......................          15,364           22,153
                                                                               --------         --------
Cash and cash equivalents at end of period ............................        $ 11,556         $ 18,028
                                                                               ========         ========

Cash paid for interest ................................................        $    488         $    626
                                                                               ========         ========


     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

(1)      Description of Business

         Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides broadband wireless Internet and wireless subscription television, or "wireless cable," services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the Federal Communications Commission ("FCC") in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum, in 94 markets covering an estimated 8.9 million total households, including one market covering an estimated 250,000 total households for which the Company has entered into a definitive agreement to acquire. On average, the Company owns or leases 152 MHz of spectrum per market. This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Nucentrix also provides wireless cable services in 57 markets. In March 2002, as part of the Company's long-term plan to focus its use of spectrum from wireless cable to broadband Internet and other advanced wireless services, the Company announced the signing of agreements with DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable") to convert substantially all of the Company's wireless cable subscribers to programming provided by these entities.

(2)      Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has incurred operating losses since its inception. The future growth of the Company's business by using its spectrum to provide fixed, portable or mobile broadband Internet service will require substantial investment in capital expenditures, and additional capital will be required to implement the Company's long term strategy of providing advanced wireless services in medium and small markets. The Company currently is focused on validating the most efficient technology platform from which to deliver its services, and during the next six months the Company likely will seek to raise capital for spectrum maintenance, operating expenses and/or to fund deployment. There can be no assurance that additional capital will be available on acceptable terms or in a timely manner.

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

(4)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature (other than adjustments recorded to the statements of operations for the three and six months ended June 30, 2001, and statement of cash flows for the six months ended June 30, 2001, as further discussed in note 16 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for 2001), necessary to present fairly the Company's financial position as of June 30, 2002, and the results of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 2001 audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for 2001.

(5)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented basic and diluted loss per share, computed on the basis of the weighted average number of common shares outstanding during the period. Outstanding options to purchase 789,100 and 781,700 shares of common stock at June 30, 2002 and 2001, respectively, and outstanding warrants to purchase 1,099,635 and 825,000 shares of common stock at June 30, 2002 and 2001, respectively, were not included in the computation of diluted loss per share because their effects are antidilutive.

(6)      Commitments and Contingencies

         Nucentrix is a party to several purported class action lawsuits alleging that it overcharged its customers for administrative late fees. All of these lawsuits were filed by the same plaintiff's attorney in various state and federal courts in Texas. Management believes these actions to be without merit and intends to vigorously defend them. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to such matters, and while management does not expect such an adverse outcome, management believes that an adverse outcome in one or more of these proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         Nucentrix is involved in routine legal and regulatory proceedings incident to its business. The Company does not believe that any other pending legal or regulatory matter will have a material adverse effect on its financial condition, results of operations or cash flows.

(7)      Segment Reporting

         The Company is considered to be comprised of two reportable segments:
         (i) distribution of wireless cable services and (ii) delivery of Internet protocol ("IP")-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Information regarding operating segments as of and for the three and six months ended June 30, 2002 and 2001, is presented in the following tables (in thousands):


                                            REVENUES           INTERSEGMENT
                                          FROM EXTERNAL          REVENUE
                                           CUSTOMERS (A)        (EXPENSE)(B)           EBITDA (C)
                                           -------------        ------------           ----------
THREE MONTHS ENDED
JUNE 30, 2002
Wireless cable services segment               $ 9,857               $(722)               $ 1,785
IP-based services segment                         124                 722                 (2,514)
Other                                              --                  --                   (348)
                                              -------               -----                -------
Total                                         $ 9,981               $   0                $(1,077)
                                              =======               =====                =======

THREE MONTHS ENDED
JUNE 30, 2001
Wireless cable services segment               $12,468               $(927)               $ 2,301
IP-based services segment                         140                 927                 (2,744)
Other                                              --                  --                   (467)
                                              -------               -----                -------
Total                                         $12,608               $   0                $  (910)
                                              =======               =====                =======


                                            REVENUES           INTERSEGMENT
                                          FROM EXTERNAL          REVENUE
                                           CUSTOMERS (A)        (EXPENSE)(B)           EBITDA (C)
                                           -------------        ------------           ----------
SIX MONTHS ENDED
JUNE 30, 2002
Wireless cable services segment               $20,303               $(1,511)               $ 3,733
IP-based services segment                         251                 1,511                 (4,984)
Other                                              --                    --                   (683)
                                              -------               -------                -------
Total                                         $20,554               $     0                $(1,934)
                                              =======               =======                =======

SIX MONTHS ENDED
JUNE 30, 2001
Wireless cable services segment               $26,250               $(1,904)               $ 5,052
IP-based services segment                         274                 1,904                 (5,884)

Other                                              --                    --                   (804)
                                              -------               -------                -------
Total                                         $26,524               $     0                $(1,636)
                                              =======               =======                =======


A reconciliation from the segment information to the net loss for the three and six months ended June 30, 2002 and 2001, is as follows:

                                             THREE MONTHS                           SIX MONTHS
                                             ENDED JUNE 30,                        ENDED JUNE 30,
                                         2002              2001               2002               2001
                                       -------           -------           --------           --------
EBITDA (C)                             $(1,077)          $  (910)          $ (1,934)          $ (1,636)
Depreciation and amortization           (6,306)           (6,328)           (13,082)           (13,506)
                                       -------           -------           --------           --------
Operating loss                          (7,383)           (7,238)           (15,016)           (15,142)
Interest income                            102               263                189                641
Interest expense                          (269)             (309)              (551)              (631)
Other income (expense), net                219               208                324                376
                                       -------           -------           --------           --------

Net loss                               $(7,331)          $(7,076)          $(15,054)          $(14,756)
                                       =======           =======           ========           ========


         Total assets for the operating segments as of June 30, 2002, and December 31, 2001, are as follows:


                                                 TOTAL ASSETS AT
                                      -----------------------------------------
                                      JUNE 30, 2002           DECEMBER 31, 2001
                                      -------------           -----------------
Wireless cable services segment          $14,854                  $ 21,748
IP-based services segment                 60,591                    63,635
Other                                     12,959                    18,799
                                         -------                  --------
Total                                    $88,404                  $104,182
                                         =======                  ========


(A) Revenues from the wireless cable services segment's agency relationship with DIRECTV represent approximately $822,000 and $1 6 million of the Company's consolidated revenue for the three and six months ended June 30, 2002, respectively.

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

(8)      Acquisitions

         In April 2002, the Company signed a letter of intent to acquire the MMDS incumbent licenses and ITFS spectrum leases in Beaumont/Port Arthur, Texas in a Chapter 11 bankruptcy proceeding, for $300,000 in common stock of the Company as of the date of closing. In August 2002, the parties mutually agreed to terminate the letter of intent.

(9)      Change in Accounting Estimate

         At December 31, 2001, the Company changed its estimated useful life on systems and equipment for its wireless cable operations (subscriber premises equipment, installation costs, transmission equipment, and systems construction costs) from 3-10 years to 1 year, effective as of January 1, 2002. The change increased net loss for the six months ended June 30, 2002, by $3.9 million, or $0.38 per share. The change was made to better reflect the estimated useful life of systems and equipment and more accurately match depreciation expense with the future estimated cash flows generated by these assets. The Company expects decreasing future cash flows generated by its wireless cable systems and equipment as a result of the conversion of the Company's wireless cable subscribers discussed in note 2 above.

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

    - with respect to pending transactions, executing definitive agreements, satisfying our due diligence efforts and obtaining required third party consents, including consent of the Federal Communications Commission ("FCC"), and

    - those matters discussed specifically under Item 1, "Business - Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" in our Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on May 8, 2002.

         We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

         We provide broadband wireless Internet and wireless subscription television services using up to approximately 200 MHz of radio spectrum licensed by the FCC in the 2.1 GHz and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS, MMDS and ITFS spectrum, in 94 markets covering an estimated 8.9 million total households, including one market covering an estimated 250,000 total households for which we have entered into a definitive agreement to acquire. On average, we own or lease 152 MHz of spectrum per market. We often refer to our frequencies collectively in this document as "MMDS."

         The FCC has allocated the 2.5 GHz band for flexible use, making this band available for advanced fixed, portable and mobile services, including mobile 3G wireless systems. The flexible use allocation is subject to the protection of existing fixed wireless licenses in the 2.5 GHz band from interference.

         Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. Our expected range of services includes high-speed Internet connectivity that is integrated with wireless Local Area Networks for businesses and Home Area Networks for residential users, to distribute broadband services throughout a customer's business and home. We currently provide high-speed wireless Internet access service to 420 accounts in Austin and Sherman-Denison, Texas. These accounts primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our current service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as e-mail, Web hosting and design, and domain name service.

         We believe we are well positioned to bring advanced wireless services to our medium and small markets, due to the relatively large amount of spectrum (an average of 152 MHz per market) that we hold. We currently are focused on validating the most efficient technical platform from which to deliver our services and, during the next six months, we likely will seek to raise capital for spectrum maintenance, operating expenses and/or to fund deployment. There can be no assurance that additional capital will be available on acceptable terms or in a timely manner.

         We currently do not plan to launch additional Internet markets with existing first generation technology. We believe that a "next generation" technology platform that (1) addresses line-of-sight limitations that exist in current generation equipment, (2) allows customers to install and upgrade their customer premises equipment themselves, and (3) is cost effective to deploy, must become commercially available before launching broadband services in additional markets. We are continuing to evaluate the development of next generation MMDS technology platforms, including a technology trial in one of our markets. In addition, we are continuing to monitor the commitments by other MMDS operators to next generation technology platforms. We also are evaluating the accessibility of capital markets, and the availability of other sources of financing. Until we are able to deploy a next generation technology platform that meets our cost and performance criteria, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve strategic spectrum resources. This likely will result in deployment of no new Internet markets in 2002. See "Future Cash Requirements" in this report.

         Historically, we have used our spectrum to provide wireless subscription television services, commonly referred to as "wireless cable." We presently have wireless cable transmission facilities constructed and operating in 57 markets in eight states. At July 31, 2002, we had approximately 61,600 wireless cable customers, including approximately 59,600 customers who subscribed only to programming service provided over our MMDS spectrum, and 2,000 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV, Inc. ("DIRECTV") programming service sold by us. In addition, at July 31, 2002, there were approximately 23,500 customers who received only DIRECTV programming sold by us.

         We have marketed and sold DIRECTV digital broadcast satellite programming as a commissioned sales agent for DIRECTV since 1998. We currently market and sell DIRECTV programming under an agreement with DIRECTV entered into in February 2001. DIRECTV pays us an up-front and a residual commission for each subscriber to whom we sell a DIRECTV programming package. We also receive certain equipment subsidies from DIRECTV - approved equipment providers. Our agreement with DIRECTV expires in February 2006. The up-front commissions we receive from DIRECTV are subject to a chargeback that we pay DIRECTV if the subscriber terminates, cancels or disconnects service before the end of one year. The amount of the chargeback is prorated based on the length of time remaining in the one-year chargeback period. Residual commissions are payable to us until the earlier of (1) disconnection or termination of the subscriber, (2) termination or expiration of our agreement with DIRECTV, or (3) five years after activation of the subscriber. Our failure to achieve certain subscriber benchmarks during any calendar year of our agreement with DIRECTV would result in a reduction of the residual commission for the next calendar year. This sales agency agreement applies only to new DIRECTV subscribers procured by the Company. As discussed below, we plan to convert our existing wireless cable subscribers to satellite programming provided by DIRECTV and Pegasus Satellite Television, Inc. ("Pegasus"), and cable programming provided by an affiliate of Time Warner Cable ("Time Warner Cable").

         Our business strategy contemplates a decline in wireless cable subscribers, DIRECTV subscribers, revenues, and cash flows in 2002 and beyond, as we allocate most of our resources to develop our broadband wireless Internet access and other advanced wireless services. As a result of our previously announced strategic shift in the use of our spectrum from analog video service to digital broadband wireless Internet and other advanced wireless services, in March 2002 we announced the signing of agreements with DIRECTV, Pegasus and an affiliate of Time Warner Cable to convert substantially all of our wireless cable subscribers to programming provided by these entities. In exchange for each subscriber converted, we will receive a conversion payment and, in the case of subscribers converted to DIRECTV and Pegasus, an equipment subsidy, installation payment and residual royalty. As a result of these transactions, revenues and cash flows from our wireless cable business will decline substantially as our wireless cable subscribers convert to DIRECTV, Pegasus or Time Warner Cable or otherwise disconnect their service. Except for a nominal residual royalty payment, we do not expect our existing wireless cable subscriber base to generate material revenues or cash flows for the Company after March 2003. Although we intend to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed recurring revenues as we implement this conversion program. At July 31, 2002, we had converted a total of approximately 4,600 wireless cable customers to programming provided by DIRECTV, Pegasus and Time Warner Cable.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, revenue from our agency relationship with DIRECTV, and revenues from the conversion program discussed above under "Overview." Revenues also include fees generated from Internet operations in Austin and Sherman/Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to our wireless cable subscribers and systems because revenues and subscribers from our Internet business were immaterial for the three months and six months ended June 30, 2002 and 2001.

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

         Wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period of one year for wireless cable installation revenue and three years for DIRECTV installation and agency revenue. A chargeback reserve is recorded for DIRECTV contingencies in the event that a subscriber terminates, cancels or disconnects his or her DIRECTV subscription within 12 months.

         Our revenues for the second quarter of 2002 were $10 0 million, compared to $12 6 million for the second quarter of 2001. Revenues for the six months ended June 30, 2002, were $20 6 million, compared to $26 5 million for the same period last year. The average number of wireless cable subscribers for the three months ended June 30, 2002, was 71,161 compared to 97,821 for the same period of 2001. For the six months ended June 30, 2002, the average number of wireless cable subscribers was 74,420 compared to 101,197 for the six months ended June 30, 2001. In addition, during the three and six months ended June 30, 2002, we had 23,582 and 24,537 average subscribers who received only DIRECTV programming sold by us. As of January 1, 2000, we do not include these customers in our reported wireless cable television subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber.

         The decrease in revenues for the three and six months ended June 30, 2002, resulted primarily from fewer total wireless cable subscribers as we reduced sales and marketing relating to our wireless cable services and began converting our wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable. Recurring average revenue per subscriber was $38.30 for the three and six months ended June 30, 2002, compared to $36.48 and $36.31 for the same periods last year. Internet service revenues for the three and six months ended June 30, 2002 and 2001 were not material.

         System Operations Expense. Systems operations expense includes spectrum lease payments, programming costs, labor and overhead relating to service calls and disconnects, transmitter site and tower rentals, certain repairs and maintenance expenditures, and Internet service costs. Programming costs (with the exception of minimum payments), spectrum lease payments (with the exception of certain fixed payments), and repairs and maintenance are variable expenses based on the number of subscribers. Systems operations expense was $5.6 million, or 56.4% of revenues, for the second quarter of 2002, compared to $6.6 million, or 52.4% of revenues, for the same period in 2001. For the six months ended June 30, 2002, systems operations expense was $11.5 million, or 55.9% of revenues, compared to $13.9 million, or 52.5% of revenues, for the comparable prior year period. System operations expense decreased over both periods primarily due to lower programming expense as a result of fewer subscribers.

         Selling, General and Administrative (SG&A) Expense. SG&A expenses include office and administrative costs of operating our 57 wireless cable markets and our two Internet markets, as well as sales and marketing and bad debt expenses related to these operations and corporate costs directly and indirectly allocated to these operations. In addition, the direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense over the estimated subscriber relationship period of three years.

         SG&A expense for the second quarter of 2002 was $5.4 million, or 54.4% of revenues, compared to $6.9 million, or 54.8% of revenues, for the same period last year. For the six months ended June 30, 2002, SG&A expense was $11.0 million, or 53.5% of revenues, compared to $14.2 million, or 53.7% of revenues, for the same period last year. SG&A expense for the three and six months ending June 30, 2002, included $1.1 million and $2.2 million in costs associated with our Internet operations SG&A expense for the three and six months ending June 30, 2001 included $1.9 million and $3.3 million in costs associated with our Internet operations. These costs primarily consist of (i) costs related to the development of broadband wireless Internet access and other IP-based services,
(ii) costs related to our two operating Internet markets in Austin and Sherman-Denison, Texas and (iii) allocable corporate overhead.

          SG&A expense decreased over the periods presented due to lower advertising and field administrative costs in our wireless cable markets resulting from lower subscriber counts as we began converting our wireless cable subscriber base to programming provided by DIRECTV, Pegasus and Time Warner Cable. In addition, start-up and general and administrative costs related to our broadband wireless Internet business, which were principally incurred in the first quarter of 2001, decreased in the current year following a reduction in force and a delay in availability of a next generation technology platform.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation of systems and equipment and capitalized installation costs, and amortization of license and leased license investment. Our policy is to capitalize the direct costs of wireless cable installations. These direct costs include reception materials and equipment on subscriber premises and installation labor. These direct costs are capitalized as systems and equipment and amortized over the estimated remaining life of 12 months. The non-recoverable portion of the cost of a wireless cable installation becomes fully depreciated upon disconnection of the subscriber. License and leased license investment includes costs incurred to acquire and/or develop MMDS and ITFS spectrum rights. These costs are capitalized and amortized over the estimated remaining life of 10 years.

         Depreciation and amortization expense was $6.3 million and $13.1 million for the three and six months ended June 30, 2002, compared to $6.3 million and $13.5 million for the same periods last year. Depreciation and amortization expense decreased during the current year due to fewer disconnects in 2002 compared to 2001. When subscribers are disconnected, the remaining balance of non-recoverable equipment related to that installation is written off to depreciation expense. Depreciation and amortization also decreased due to a $14.1 million impairment charge in the fourth quarter of 2001 to write down systems and equipment and license and leased license investment to estimated fair value. This decrease was offset by increased depreciation as a result of the Company changing its estimated useful life for systems and equipment relating to its wireless cable operations from 3-10 years to one year. See note 9 of the financial statement footnotes for this report.

         Operating Loss. We generated operating losses of $7.4 million and $15.0 million for the three and six months ended June 30, 2002, compared to operating losses of $7.2 million and $15.1 million for the three and six months ended June 30, 2001. Operating loss increased slightly for the three months ending June 30, 2002, due to lower revenue from fewer wireless cable subscribers, partially offset by savings from lower programming costs, lower advertising and field administrative costs in our wireless cable markets, and lower start-up and general and administrative costs related to our Internet business. For the six months ending June 30, 2002, operating loss decreased slightly due to lower depreciation and amortization expense discussed above.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation, and amortization, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a negative $1.1 million and a negative $1.9 million for the three and six months ended June 30, 2002, compared to a negative $910,000 and a negative $1.6 million for the same periods in 2001. The decrease in EBITDA over the periods presented was attributable primarily to decreased revenues from our wireless cable business, partially offset by lower SG&A expense and systems operations expense discussed above.

         Interest Income. Interest income was $102,000 and $189,000 for the three and six months ended June 30, 2002, compared to $263,000 and $641,000 for the same periods last year. The decrease in interest income was due to higher earnings during the prior year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $269,000 and $551,000 for the three and six months ended June 30, 2002, compared to $309,000 and $631,000 for the same periods last year. Interest expense decreased in 2002 due to lower principal balances on our BTA debt and capital leases.

         Other Income (Expense). Other income was $219,000 and $324,000 for the three and six months ended June 30, 2002, compared to $208,000 and $376,000 for the same periods of 2001. Other income in the current year primarily includes recognition of a deferred gain related to the sale-leaseback of our communications towers during 1999 and 2000, and $114,000 in gain recognized on the conversion of our wireless cable subscribers to programming provided by Time Warner Cable. Other income in the prior year includes recognition of a deferred gain related to the sale-leaseback of our communications towers, as well as a $100,000 gain from the sale of our equity interest in a Mexican MMDS company.

         Net Loss. We have recorded net losses since our inception. Net loss for the three and six months ended June 30, 2002, was $7.3 million ($0.70 per share) and $15.1 million ($1.45 per share), compared to $7.1 million ($0.69 per share) and $14.8 million ($1.44 per share) for the same periods last year. The increase in net loss over the periods presented resulted primarily from increased operating loss and lower interest income, as discussed above.

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

      Cash used in operations was $2.5 million during the six months ended June 30, 2002, compared to $2.1 million during the same period in 2001. Cash used in operations in the current period was primarily from our net loss of $15.1 million, offset by depreciation and amortization of $13.1 million, and payment of accrued property taxes and other liabilities. Cash used in operations for the first six months of 2001 was primarily from our net loss of $14.8 million, offset by depreciation and amortization of $13.5 million, and from increased subscriber acquisition costs related to our DIRECTV agency relationship, severance payments related to a reduction in force and payments of accrued property taxes and other liabilities.

      Cash used in investing activities was $376,000 during the six months ended June 30, 2002, compared to $1.0 million during the same period in 2001. Cash used in investing activities during both periods include the acquisition and installation of subscriber equipment, and expenditures for engineering, legal, site acquisition, and other costs related to the acquisition of MMDS spectrum rights.

      Cash used in financing activities was $975,000 during the six months ended June 30, 2002, compared to $1.0 million for the same period in 2001. Cash used in financing activities during both periods was for payments on our BTA debt and capital lease obligations.

      At July 31, 2002, we had approximately $11.0 million of unrestricted cash and cash equivalents and $23,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors.

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

      We also are continuing to evaluate our near- and long-term capital needs, and likely will seek additional capital during the next six months. Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. We can provide no assurance that such capital or financing will be available in a timely manner or on satisfactory terms. We expect that cash on hand of $11.0 million at July 31, 2002, and cash generated from operations, with no additional financing, will be sufficient to fund operations in the normal course of business at least through the first quarter of 2003. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management has developed and intends to implement a plan that management believes will allow the Company to continue operations at least through the second quarter of 2003. This plan would include reducing or eliminating spectrum carrying and construction costs in non-strategic markets, reducing corporate overhead (including personnel reductions) and reducing or eliminating other discretionary expenditures. The consolidated financial statements do not reflect any adjustments that might result from the outcome of any uncertainty discussed in this report.

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

      Revenues consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, and revenues from our agency relationship with DIRECTV (which include revenues from DIRECTV from the conversion program discussed above in "Overview"). Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas.

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

      Wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with

DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period of one year for wireless cable revenue and three years for DIRECTV installation and agency revenue. A chargeback reserve is recorded for all DIRECTV contingencies.

      The direct costs of wireless cable installations include reception materials and equipment on subscriber premises and installation labor, which are capitalized as systems and equipment and amortized over the estimated remaining life of 12 months. The non-recoverable portion of the cost of a wireless cable installation becomes fully depreciated upon disconnection of the subscriber. License and leased license investment includes costs incurred to acquire and/or develop MMDS and ITFS spectrum rights. These costs are capitalized and amortized over the estimated remaining life of 10 years.

      The direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense over the expected subscriber relationship period of three years.

      Our revenue recognition for wireless cable and DIRECTV installation revenue, amortization of the recoverable portion of direct costs of wireless cable installations, and subscriber acquisition costs for DIRECTV subscribers is based on assumptions regarding our estimated subscriber term. The estimated subscriber term of one year for wireless cable installations is based on the Company's expected conversion of wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable. The estimated subscriber term of three years for DIRECTV subscribers is based on historic subscriber churn rates. If different estimated subscriber terms were used, the revenue amounts reported could be materially different than amounts reported in this report, and if the estimated subscriber terms change in future years, the amounts reported in future years would not be comparable to the years reported in this report.

      Our long-term operating assets, which include headend and base station equipment, are recorded at cost and amortized on a straight-line basis over the estimated remaining life of 12 months. Our licenses and leased license investments, which include costs incurred to acquire and/or develop MMDS and ITFS spectrum rights, are amortized from the inception of service in each market over the estimated remaining life of 10 years. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

                              Payments Due by Year
                                 (in thousands)

                                       Total             2002          2003-2004        2005-2006      After 2006
                                       -----             ----          ---------        ---------      ----------
Long-term debt ............          $ 9,808          $ 1,393          $ 4,119          $ 4,296          $  --
Capital lease obligations .            3,837              229              954            1,013            1,641
Operating leases ..........           51,320            2,909            9,593            8,235           30,583
Other long-term obligations              572              347              225             --               --
                                     -------          -------          -------          -------          -------
                                     $65,537          $ 4,878          $14,891          $13,544          $32,224
                                     =======          =======          =======          =======          =======

      In May 2002, we suspended payment to the FCC on installment notes covering 27 non-strategic BTAs. The total outstanding principal balance on these notes is approximately $2.0 million. Quarterly payments of principal and interest due under these notes are approximately $140,000. FCC rules provide for a grace period of six months to make overdue installment payments, subject to payment of a late fee of between 5%-10% of the installment that is owed. Accordingly, we do not expect that the FCC would consider these notes in default until November 30, 2002. The suspension of payments on these 27 non-strategic BTAs and any subsequent disposition or default will not affect our rights under our other BTAs or spectrum licenses or leases. We currently are in the process of attempting to sell or assign these BTAs. If we are unable to sell or assign the BTAs, we intend to discuss the disposition of the BTAs with the FCC. The outstanding principal balance continues to be reflected in the long-term debt portion of the above table, pending the sale or assignment of these BTAs, our discussions with the FCC or the expiration of the FCC's grace period.

INFLATION

      We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

TRANSACTIONS

      In April 2002, the Company signed a letter of intent to acquire the MMDS incumbent licenses and ITFS spectrum leases in Beaumont/Port Arthur, Texas in a Chapter 11 bankruptcy proceeding, for $300,000 in common stock of the Company as of the date of closing. In August 2002, the parties mutually agreed to terminate the letter of intent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in marketable securities (which consist of certificates of deposit). At June 30, 2002, our marketable securities were recorded at a fair value of approximately $23,000, with an overall weighted average return of approximately 2% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 20 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

      We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of June 30, 2002. The fair value of our long-term debt at June 30, 2002, is estimated to be $9.8 million based on the overall rate of the long-term debt of 9.5% and an overall maturity of four years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

      We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      We are involved in certain legal proceedings as described in note (6) of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report, which is incorporated herein by reference, in Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for 2001 and in Part II,
Item 1, "Legal Proceedings," in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

      Nucentrix is a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees. These lawsuits were filed by the same plaintiff's attorney in various state courts in Texas. Management believes these actions to be without merit and intends to vigorously defend them. Developments in these and other lawsuits during the second quarter 2002 are discussed below.

- In June 2002, the U.S. District Court for the Southern District of Texas, Corpus Christi Division, dismissed with prejudice the plaintiff's claims that we violated the notice and privacy provisions of the Cable Communications Act in Santellana v. Nucentrix Broadband Networks, Inc. and DIRECTV, Inc. (C-02-079).

- In June 2002, the U.S. Circuit Court of Appeals for the 5th Circuit affirmed the U.S. District Court's dismissal of the plaintiff's claims that the collection of late fees violated the federal Racketeering Influenced and Corrupt Organizations Act, or RICO, in Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134).

- In May 2002, the Court of Appeals for the 13th District of Texas denied the plaintiff's appeal of the lower court's dismissal of her claims that we violated various federal and state warranty laws in Santellana v. Nucentrix Broadband Networks, Inc. (S-01-6109-CV-B).

- In April 2002, the U.S. District Court for the Southern District of Texas, Corpus Christi division, dismissed with prejudice the plaintiff's claims that we violated federal consumer lease and credit laws in Ysasi and Garcia v. Nucentrix Broadband Networks, Inc., DIRECTV, Inc., et al. (C-02-001), and dismissed the plaintiff's similar state law claims (which were supplemental to the federal claims) without prejudice.

- In April 2002, the plaintiff in Torres v. Nucentrix Broadband Networks, Inc. (01-61022-1), County Court at Law No. 1, Nueces County, Texas, voluntarily withdrew this lawsuit regarding late fees.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended June 30, 2002, we issued warrants ("Warrants") to purchase 274,635 shares of our common stock to the holders of equity interests of our predecessor, Heartland Wireless Communications, Inc. ("Heartland"). Each Warrant entitles the holder to purchase one share of our common stock, par value $.001 per share, in exchange for an exercise price of $27.63 per Warrant, subject to downward adjustment from $24.74 to $21.65 per Warrant in the event of a sale or merger of the Company. The Warrants expire in October 2007. In addition, during the quarter ended June 30, 2002, we issued 1,629 shares of common stock to the holder of certain prepetition claims against Heartland in satisfaction of such claims.

      These securities were issued pursuant to Heartland's Plan of Reorganization ("Plan") under Section 1145(a) of the U.S. Bankruptcy Code ("Bankruptcy Code") and, accordingly, are exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended ("Securities Act"). However, under Section 1145(c) of the Bankruptcy Code, the issuance of the securities pursuant to the Plan is deemed a public offering of the securities and, therefore, the securities are not "restricted" securities for purposes of Rule 144 promulgated under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on June 28, 2002, for the purpose of electing a board of directors and ratifying the appointment of independent auditors. Proxies for the meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors' solicitations.

      All of the nominees for directors as listed in the Proxy Statement dated May 30, 2002, were elected with the following vote:


                     Shares Voted          Shares                Broker
                         "For"           "Withheld"             Non-Votes
                     ------------       ------------           ------------
Richard B. Gold        8,765,780              6,668                -0-
Carroll D. McHenry     8,655,961            116,487                -0-
Steven D. Scheiwe      8,765,780              6,668                -0-
Neil S. Subin          8,765,780              6,668                -0-
R. Ted Weschler        8,765,780              6,668                -0-

The appointment of King Griffin & Adamson P.C. as independent auditors for 2002 was ratified by the following vote:


  Shares Voted        Shares Voted          Shares
     "For"              "Against"         Abstaining         Broker Non-Votes
---------------       -------------      ------------        -----------------
   8,765,833              4,929              1,686                 -0-

ITEM 5. OTHER INFORMATION

SPECTRUM ALLOCATION PROCEEDINGS FOR ADVANCED WIRELESS SERVICES

      In the fourth quarter of 2000, the FCC and other government organizations initiated proceedings to study, identify and authorize additional radio frequencies for advanced wireless services, including 3G mobile wireless services. Several frequency bands were studied in this process. One of the frequency bands under consideration for such services was the 2.5 GHz band, in which we hold substantially all of our MDS/MMDS/ITFS wireless FCC licenses and spectrum leases. In September 2001, the FCC adopted an order not to relocate incumbent license holders and operators in the 2.5 GHz band, such as Nucentrix, to other frequency bands. The FCC also added a flexible use allocation to the
2.5 GHz band, making this band available for advanced mobile services, including 3G wireless systems.

      The 2.1 GHz band, however, remains under consideration for relocation for 3G services. In July 2002, the Commerce Department's National Telecommunications and Information Administration ("NTIA"), in conjunction with the FCC, Department of Defense, and other federal government agencies, issued a report on the viability of making all or a portion of the 1710-1770 MHz and 2110-2170 MHz bands available for 3G services. This report concluded that 90 MHz of this spectrum can be allocated for 3G services to meet increasing demand for new services without disrupting communications systems critical to national security. The report proposed that 90 MHz would come from the 1710-1755 MHz band and a matching 45 MHz from the 2110-2170 MHz band.

      We currently use spectrum at 2150-2160 MHz for upstream transmissions in our existing wireless networks. In an effort to remove the uncertainty surrounding the 2.1 GHz band, in July 2002, prior to the issuance of the NTIA report discussed above, the Company and the other major holders of MDS spectrum in the United States (BellSouth Corporation, Sprint Corporation and WorldCom, Inc.), along with the Wireless Communications Association International, filed a proposal for a compromise solution with the FCC. The proposal provides that the holders of MDS spectrum at 2.1 GHz would agree to relocate to spectrum at 1910-1916 MHz and 1990-1996 MHz, with the costs of relocation to be borne by the winners of the 1.7/2.1 GHz band auction. We are not able to predict whether this proposal will be accepted, or determine at this time the impact that relocation to another band would have on our operations; however, relocation of operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service, or render service uneconomic in certain areas.

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

                  3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

                  10.1* Amendment to Sales Agency Agreement between the Company and Pegasus Satellite Television, Inc. dated May 21, 2002.

                  99.1* Certification pursuant to 18 U.S.C.Section 1350 (Chief Executive Officer and Acting Chief Financial

                           Officer).


--------------------------------

*Filed herewith

         (b)      REPORTS ON FORM 8-K

                  (1) On April 17, 2002, the Company filed a Current Report on Form 8-K regarding the filing of the Company's Annual Report on Form 10-K for 2001.

                  (2) On May 16, 2002, the Company filed a Current Report on Form 8-K regarding a change in the Company's certifying accountant.

                  (3) On May 21, May 31 and June 6, 2002, the Company filed amendments on Form 8-K/A regarding the change in the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August  9, 2002             NUCENTRIX BROADBAND NETWORKS, INC.



                                    By: /s/ Carroll D. McHenry
                                        ---------------------------------------
                                        Carroll D. McHenry
                                        Chairman of the Board, President and
                                        Chief Executive Officer, Acting Chief
                                        Financial Officer (Principal Executive
                                        Officer and Principal Financial Officer)

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

3.2         Restated Bylaws of the Company (incorporated by reference to Exhibit
            3.2 to the March 1999 Form 10-Q).

10.1* Amendment to Sales Agency Agreement between the Company and Pegasus Satellite Television, Inc. dated May 21, 2002.

99.1* Certification pursuant to 18 U.S.C.Section 1350 (Chief Executive Officer and Acting Chief Financial Officer).

--------------------------------
*Filed herewith