Form 10-Q
period 2002-09-30
NUCENTRIX BROADBAND NETWORKS INC
filed 2002-11-13
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------      --------------

                         Commission file number 0-23694


                       Nucentrix Broadband Networks, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                           73-1435149
      (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)            Identification No.)

        4120 International Parkway,                   75007-1906
       Suite 2000, Carrollton, Texas                  (Zip Code)
  (Address of Principal Executive Offices)


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

                                                    Shares Outstanding
                    Class                         as of November 1, 2002
        Common Stock, $.001 par value                   10,404,443

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2002               2001
                                                                                   -------------      -------------
                                                                                    (UNAUDITED)
Current Assets:
       Cash and cash equivalents .............................................     $       9,868      $      15,364
       Restricted assets - investment in certificates of deposit .............                23                300
       Subscriber receivables, net of allowance for
           doubtful accounts of $130 and $137, respectively ..................               393                545
       Other receivables .....................................................             1,178                510
       Prepaid expenses and other ............................................               533                943
                                                                                   -------------      -------------
                  Total current assets .......................................            11,995             17,662
                                                                                   -------------      -------------
Systems and equipment, net ...................................................            10,542             22,670
License and leased license investment, net ...................................            53,389             57,586
Lease receivable .............................................................             1,633              1,974
Other assets, net ............................................................             6,822              4,290
                                                                                   -------------      -------------
                  Total assets ...............................................     $      84,381      $     104,182
                                                                                   =============      =============

Current liabilities:
       Accounts payable and accrued liabilities ..............................     $      13,290      $      12,627
       Current portion of long-term debt
           and capital lease obligations .....................................             2,651              2,423
                                                                                   -------------      -------------
                  Total current liabilities ..................................            15,941             15,050
                                                                                   -------------      -------------

Long-term debt and lease obligations,
       less current portion ..................................................             9,017             10,601
Other long-term liabilities ..................................................             6,495              4,878
                                                                                   -------------      -------------
                  Total liabilities ..........................................            31,453             30,529
                                                                                   -------------      -------------
Stockholders' equity:
       Preferred stock, $.01 par value; 15,000,000 shares ....................                __                 __
           authorized; none issued

       Common stock, $.001 par value; 30,000,000 shares authorized; 10,404,443 and 10,402,814 shares issued and outstanding at September 30, 2002
           and December 31, 2001, respectively ...............................                10                 10
       Additional paid-in capital ............................................           153,585            153,822
       Accumulated deficit ...................................................          (100,667)           (80,179)
                                                                                   -------------      -------------
                  Total stockholders' equity .................................            52,928             73,653
                                                                                   -------------      -------------
       Commitments and contingencies
                  Total liabilities and stockholders' equity .................     $      84,381      $     104,182
                                                                                   =============      =============





     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                       ----------------------      ----------------------
                                                         2002          2001          2002          2001
                                                       --------      --------      --------      --------


Revenues .........................................     $  8,439      $ 11,920      $ 28,993      $ 38,444
                                                       --------      --------      --------      --------
Operating expenses:
         System operations .......................        5,127         6,164        16,619        20,082
         Selling, general and administrative .....        5,125         5,981        16,121        20,223
         Depreciation and amortization ...........        3,923         6,453        17,005        19,959
                                                       --------      --------      --------      --------
                  Total operating expenses .......       14,175        18,598        49,745        60,264
                                                       --------      --------      --------      --------
                  Operating loss .................       (5,736)       (6,678)      (20,752)      (21,820)
Other income (expense):
         Interest income .........................           59           217           248           858
         Interest expense ........................         (256)         (308)         (807)         (939)
         Other ...................................          499           107           823           483
                                                       --------      --------      --------      --------
                  Total other income (expense) ...          302            16           264           402
                                                       --------      --------      --------      --------
Net loss .........................................     $ (5,434)     $ (6,662)     $(20,488)     $(21,418)
                                                       ========      ========      ========      ========

Net loss per common share - basic and diluted ....     $  (0.52)     $  (0.64)     $  (1.97)     $  (2.08)
                                                       ========      ========      ========      ========

Weighted average shares outstanding -
   basic and diluted .............................       10,404        10,370        10,404        10,309
                                                       ========      ========      ========      ========



     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2002              2001
                                                                    -------------      -------------
Cash flows from operating activities:
        Net loss ..............................................     $     (20,488)     $     (21,418)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization .....................            17,005             19,959
            Gain on sale of assets ............................              (823)              (412)
            Write-down of Fresh Start intangible assets .......                --              2,530
            Stock-based compensation ..........................              (237)               202
            Changes in operating assets and liabilities:
                  Restricted cash .............................               277                299
                  Subscriber and other receivables ............              (375)               809
                  Prepaid expenses and other assets ...........            (2,421)            (4,588)
                  Accounts payable, accrued expenses and other
                         liabilities ..........................             2,911                 23
                                                                    -------------      -------------
                       Net cash used in operating activities ..            (4,151)            (2,596)
                                                                    -------------      -------------
Cash flows from investing activities:
        Proceeds from sale of assets ..........................               743                367
        Purchases of systems and equipment ....................              (799)            (1,750)
        Expenditures for licenses and leased licenses .........               (84)              (364)
        Expenditures for other long-term assets ...............               (25)              (150)
        Proceeds from note receivable .........................               204                282
                                                                    -------------      -------------
                       Net cash provided by (used in) investing
                       activities .............................                39             (1,615)
                                                                    -------------      -------------
Cash flows from financing activities:
        Payments on short-term borrowings and notes payable ...              (266)              (321)
        Payments on long-term debt ............................            (1,118)            (1,206)
                                                                    -------------      -------------
                       Net cash used in financing activities ..            (1,384)            (1,527)
                                                                    -------------      -------------

Net decrease in cash and cash equivalents .....................            (5,496)            (5,738)
Cash and cash equivalents at beginning of period ..............            15,364             22,153
                                                                    -------------      -------------
Cash and cash equivalents at end of period ....................     $       9,868      $      16,415
                                                                    =============      =============

Cash paid for interest ........................................     $         699      $         923
                                                                    =============      =============

     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



(1)      Description of Business

         Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides broadband wireless Internet and wireless subscription television, or "wireless cable," services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the Federal Communications Commission ("FCC") in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum, in 93 markets covering an estimated 8.7 million total households. On average, the Company owns or leases approximately 150 MHz of spectrum per market. This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters.

         In March 2002, as part of the Company's long-term plan to focus its use of spectrum from wireless cable to broadband Internet and other advanced wireless services, the Company announced the signing of agreements with DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable") to convert substantially all of the Company's wireless cable subscribers to programming provided by these entities. In connection with the conversion program, in September and October 2002 the Company terminated wireless cable service in seven markets, and consolidated operations in three additional markets. As of October 31, 2002, the Company provided wireless cable services in a total of 50 markets. The Company expects to close and consolidate operations in additional wireless cable markets through 2002 and 2003 as it implements its conversion program and clears its spectrum for advanced broadband wireless services.

(2)      Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has incurred operating losses since its inception. The future growth of the Company's business by using its spectrum to provide fixed, portable or mobile broadband Internet service will require substantial investment in capital expenditures, and additional capital will be required to implement the Company's long term strategy of providing advanced wireless services in medium and small markets. The Company currently is focused on validating the most efficient technology platform from which to deliver its services, and during the next six months the Company likely will seek to raise capital for spectrum maintenance, operating expenses and/or to fund deployment. The Company also may seek additional capital if it consummates any significant acquisitions or strategic alliances, or determines that market conditions are appropriate for such financing. There can be no assurance that any financing will be available on acceptable terms or in a timely manner.

         The Company is in the process of converting substantially all of its wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable. In exchange for each subscriber converted, the Company will receive a conversion payment and, in the case of subscribers converted to DIRECTV and Pegasus, an equipment subsidy, installation payment and residual royalty. As a result of these transactions, revenues and cash flows from the Company's wireless cable business will decline substantially as its wireless cable subscribers convert or otherwise disconnect their service. Except for a nominal residual royalty payment, the Company does not expect its existing wireless cable subscriber base to generate material revenues or cash flows for the

         Company after April 2003. Although the Company intends to reduce expenditures associated with its wireless cable business, ongoing costs of maintaining the Company's FCC spectrum licenses and leases, as well as other corporate overhead, will exceed recurring revenues as the Company implements this conversion program.

         The Company is continuing to evaluate the technology for MMDS service, the commitments by other MMDS operators to specific technology platforms, the accessibility of capital markets, and the availability of other sources of financing. The Company expects that cash on hand and cash generated from its operations will be sufficient to fund operations in the normal course of business at least through the second quarter of 2003. The consolidated financial statements do not include any adjustments that might result from the outcome of any of the uncertainties discussed in this report.

(3)      Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions between the entities have been eliminated in consolidation.

(4)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature (other than adjustments recorded to the statements of operations for the three and nine months ended September 30, 2001, and statement of cash flows for the nine months ended September 30, 2001, as further discussed in note 16 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for 2001), necessary to present fairly the Company's financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001, and statements of cash flows for the nine months ended September 30, 2002 and 2001. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 2001 audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for 2001.

(5)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented basic and diluted loss per share, computed on the basis of the weighted average number of common shares outstanding during the period. Outstanding options to purchase 548,300 and 780,900 shares of common stock at September 30, 2002 and 2001, respectively, and outstanding warrants to purchase 1,099,635 and 825,000 shares of common stock at September 30, 2002 and 2001, respectively, were not included in the computation of diluted loss per share because their effects are antidilutive.

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

         Nucentrix has a programming arrangement with World Satellite Network, Inc. ("WSNet"), under which it pays WSNet to obtain and manage certain of the video programming that Nucentrix delivers to its wireless cable subscribers, including making payments for such programming directly to programmers such as Disney, ESPN and HBO. In October 2002, WSNet filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is in the process of making arrangements to pay programmers directly for monthly programming, beginning with programming for October 2002. However, for programming delivered in September 2002, Nucentrix has paid WSNet approximately $470,000. Nucentrix understands that WSNet has not remitted this amount to the various programmers from whom Nucentrix received programming. The Company is continuing to evaluate its rights and potential obligations with respect to WSNet and the programmers. The Company ultimately may be liable for payment of some or all of this amount to one or more programmers. The Company also may have a claim against WSNet for such amount. While it is not feasible to predict or determine the final outcome of this matter or to estimate the amounts or potential range of loss, Nucentrix does not believe that an adverse outcome in this matter would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

         Nucentrix is involved in routine legal and regulatory proceedings incident to its business. The Company does not believe that any other pending legal or regulatory matter will have a material adverse effect on its financial condition, results of operations or cash flows.

(7)      Segment Reporting

         The Company is considered to be comprised of two reportable segments:
         (i) distribution of wireless cable services and (ii) delivery of Internet protocol ("IP")-based services. The Company measures segment profit as EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Information regarding operating segments as of and for the three and nine months ended September 30, 2002 and 2001, is presented in the following tables (in thousands):

                                       REVENUES         INTERSEGMENT
                                     FROM EXTERNAL         REVENUE
                                     CUSTOMERS (A)       (EXPENSE) (B)         EBITDA (C)
                                    ---------------     ---------------      ---------------
THREE MONTHS ENDED
SEPTEMBER 30, 2002
Wireless cable services segment     $         8,321     $          (588)     $           867
IP-based services segment                       118                 588               (2,426)
Other                                            --                  --                 (254)
                                    ---------------     ---------------      ---------------
Total                               $         8,439     $             0      $        (1,813)
                                    ===============     ===============      ===============

THREE MONTHS ENDED
SEPTEMBER 30, 2001
Wireless cable services segment     $        11,783     $          (890)     $         2,611
IP-based services segment                       137                 890               (2,547)
Other                                            --                  --                 (289)
                                    ---------------     ---------------      ---------------
Total                               $        11,920     $             0      $          (225)
                                    ===============     ===============      ===============

                                       REVENUES         INTERSEGMENT
                                    FROM EXTERNAL          REVENUE
                                     CUSTOMERS (A)       (EXPENSE) (B)         EBITDA (C)
                                    ---------------     ---------------      ---------------
NINE MONTHS ENDED
SEPTEMBER 30, 2002
Wireless cable services segment     $        28,624     $        (2,099)     $         4,600
IP-based services segment                       369               2,099               (7,410)
Other                                            --                  --                 (937)
                                    ---------------     ---------------      ---------------
Total                               $        28,993     $             0      $        (3,747)
                                    ===============     ===============      ===============

NINE MONTHS ENDED
SEPTEMBER 30, 2001
Wireless cable services segment     $        38,033     $        (2,794)     $         7,663
IP-based services segment                       411               2,794               (8,431)
Other                                            --                  --               (1,093)
                                    ---------------     ---------------      ---------------
Total                               $        38,444     $             0      $        (1,861)
                                    ===============     ===============      ===============


A reconciliation from the segment information to the net loss for the three and nine months ended September 30, 2002 and 2001, is as follows:


                                        THREE MONTHS                     NINE MONTHS
                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                  --------------------------      --------------------------
                                     2002            2001            2002            2001
                                  ----------      ----------      ----------      ----------
EBITDA (C)                        $   (1,813)     $     (225)     $   (3,747)     $   (1,861)
Depreciation and amortization         (3,923)         (6,453)        (17,005)        (19,959)
                                  ----------      ----------      ----------      ----------
Operating loss                        (5,736)         (6,678)        (20,752)        (21,820)
Interest income                           59             217             248             858
Interest expense                        (256)           (308)           (807)           (939)
Other income (expense), net .            499             107             823             483
                                  ----------      ----------      ----------      ----------

Net loss                          $   (5,434)     $   (6,662)     $  (20,488)     $  (21,418)
                                  ==========      ==========      ==========      ==========

         Total assets for the operating segments as of September 30, 2002, and December 31, 2001, are as follows:


                                           TOTAL ASSETS AT
                                    -------------------------------
                                     SEPTEMBER 30,         DECEMBER 31,
                                         2002              2001
                                    -------------     -------------
Wireless cable services segment     $      14,428     $      21,748
IP-based services segment                  58,735            63,635
Other                                      11,218            18,799
                                    -------------     -------------
Total                               $      84,381     $     104,182
                                    =============     =============

(A) Revenues from the wireless cable services segment's agency relationship with DIRECTV represent approximately $1.1 million and $2.7 million of the Company's consolidated revenue for the three and nine months ended September 30, 2002, respectively.

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


(8)      Change in Accounting Estimate

         At December 31, 2001, the Company changed its estimated useful life on systems and equipment for its wireless cable operations (subscriber premises equipment, installation costs, transmission equipment, and systems construction costs) from 3-10 years to 1 year, effective as of January 1, 2002. The change increased net loss for the nine months ended September 30, 2002, by $3.7 million, or $0.35 per share. The change was made to better reflect the estimated useful life of systems and equipment and more accurately match depreciation expense with the future estimated cash flows generated by these assets. The Company expects decreasing future cash flows generated by its wireless cable systems and equipment as a result of the conversion of the Company's wireless cable subscribers discussed in note 2 above.

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

         o regulatory and interference issues, including the ability to obtain and maintain MDS and MMDS licenses and MDS, MMDS and ITFS spectrum leases, further rulemakings to address technical and interference rules for mobile use of the 2500 - 2690 megahertz ("MHz") band (or "2.5 GHz" band), and further proceedings to address relocation of licenses in the 2150 - 2162 MHz band (or "2.1 GHz" band),

         o        business and economic conditions in our existing markets, and

         o those matters discussed specifically under Item 1, "Business - Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" in our Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission ("SEC") on May 8, 2002.

         We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

         We provide broadband wireless Internet and wireless subscription television services using up to approximately 200 MHz of radio spectrum licensed by the Federal Communications Commission ("FCC") in the 2.1 GHz and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS, MMDS and ITFS spectrum, in 93 markets covering an estimated 8.7 million total households. On average, we own or lease approximately 150 MHz of spectrum per market. We often refer to our frequencies collectively in this document as "MMDS."

         Historically, we have used our spectrum to provide wireless subscription television services, commonly referred to as "wireless cable." In March 2002, as part of our long-term plan to shift the focus of our use of spectrum from wireless cable to broadband Internet and other advanced wireless services, we announced the signing of agreements with DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable") to convert substantially all of our wireless cable subscribers to programming provided by these entities. In connection with the conversion program, in September and October 2002 we terminated wireless cable service in seven markets, and consolidated operations in three additional markets. As of October 31, 2002, we provided wireless cable services in a total of 50 markets. We expect to close and consolidate operations in additional wireless cable markets through 2002 and 2003 as we implement the conversion program and clear our spectrum for advanced broadband wireless services.

         In September 2001, the FCC allocated the 2.5 GHz band for flexible use, making this band available for advanced fixed, portable and mobile services, including mobile 3G wireless systems. In October 2002, a coalition of MMDS and ITFS operators and licensees submitted a proposal to the FCC to replace the existing regulations for MMDS and ITFS spectrum with new regulations, including a nationwide bandplan and geographic service areas that would accommodate deployment of next generation broadband services. See Part II, Item 5, "Other Information" in this report.

         Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. Our expected range of services includes high-speed Internet connectivity that is integrated with wireless Local Area Networks for businesses and Home Area Networks for residential users, to distribute broadband services throughout a customer's business and home. We currently provide high-speed wireless Internet access service to approximately 425 accounts in Austin and Sherman-Denison, Texas. These accounts primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our current service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as e-mail, Web hosting and design, and domain name service.

         We believe we are well positioned to bring advanced wireless services to our medium and small markets, due to the relatively large amount of spectrum (approximately 150 MHz per market) that we hold. We currently are focused on validating the most efficient technical platform from which to deliver our services and, during the next six months, we likely will seek to raise capital for spectrum maintenance, operating expenses and/or to fund deployment. We also may seek additional capital if we consummate any significant acquisitions or strategic alliances, or determine that market conditions are appropriate for such financing. There can be no assurance that any financing will be available on acceptable terms or in a timely manner.

         We currently do not plan to launch additional Internet markets with existing first generation technology. We believe that a "next generation" technology platform that (1) addresses line-of-sight limitations that exist in current generation equipment, (2) allows customers to install and upgrade their customer premises equipment themselves, and (3) is cost effective to deploy, must support the launch of broadband services in additional markets. We are continuing to evaluate the development of next generation MMDS technology platforms. In addition, we are continuing to monitor the commitments by other MMDS operators to next generation technology platforms. We also are evaluating the accessibility of capital markets, and the availability of other sources of financing. Until we are able to deploy a next generation technology platform that meets our cost and performance criteria, and have obtained financing on satisfactory terms and conditions, we intend to continue to look for efficiencies, maximize our cash resources and preserve strategic spectrum resources. This likely will result in deployment of no new Internet markets in 2002. To the extent that financing is available on satisfactory terms and conditions for spectrum acquisitions or strategic alliances, we may seek to obtain such financing. See "Future Cash Requirements" in this report.

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

         Our business strategy contemplates a decline in wireless cable subscribers, DIRECTV subscribers, revenues, and cash flows in 2002 and beyond, as we allocate most of our resources to maintain our spectrum assets and develop our broadband wireless Internet access and other advanced wireless services. We are in the process of converting substantially all of our wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable. In exchange for each subscriber converted, we will receive a conversion payment and, in the case of subscribers converted to DIRECTV and Pegasus, an equipment subsidy, installation payment and residual royalty. As a result of these transactions, revenues and cash flows from our wireless cable business will decline substantially as our wireless cable subscribers convert or otherwise disconnect their service. Except for a nominal residual royalty payment, we do not expect our existing wireless cable subscriber base to generate material revenues or cash flows for the Company after April 2003. Although we intend to continue to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed recurring revenues as we implement this conversion program. At October 31, 2002, we had converted a total of approximately 13,300 wireless cable customers to programming provided by DIRECTV, Pegasus and Time Warner Cable.

         At October 31, 2002, we had approximately 40,700 wireless cable customers, including approximately 39,500 customers who subscribed only to programming service provided over our MMDS spectrum, and 1,200 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV programming service sold by us. In addition, at October 31, 2002, there were approximately 20,100 customers who received only DIRECTV programming sold by us.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, revenue from our agency relationship with DIRECTV, and revenues from the conversion program discussed above under "Overview." Revenues also include fees generated from Internet operations in Austin and Sherman/Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to our wireless cable subscribers and systems because revenues and subscribers from our Internet business were immaterial for the three months and nine months ended September 30, 2002 and 2001.

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

         Our revenues for the third quarter of 2002 were $8.4 million, compared to $11.9 million for the third quarter of 2001. Revenues for the nine months ended September 30, 2002, were $29.0 million, compared to $38.4 million for the same period last year. The average number of wireless cable subscribers for the three months ended September 30, 2002, was 57,936 compared to 89,910 for the same period of 2001. For the nine months ended September 30, 2002, the average number of wireless cable subscribers was 68,707 compared to 97,390 for the nine months ended September 30, 2001. In addition, during the three and nine months ended September 30, 2002, we had 23,163 and 25,335 average subscribers who received only DIRECTV programming sold by us. As of January 1, 2000, we do not include these customers in our reported wireless cable television subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber.

         The decrease in revenues for the three and nine months ended September 30, 2002, resulted primarily from fewer total wireless cable subscribers as we reduced sales and marketing relating to our wireless cable services, converted wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable and terminated wireless cable service in two markets. Recurring average revenue per subscriber was $38.41 and $38.33 for the three and nine months ended September 30, 2002, compared to $37.83 and $36.78 for the same periods last year. Internet service revenues for the three and nine months ended September 30, 2002 and 2001, were not material.

         System Operations Expense. Systems operations expense includes spectrum lease payments, programming costs, labor and overhead relating to service calls and disconnects, transmitter site and tower rentals, certain repairs and maintenance expenditures, and Internet service costs. Programming costs (with the exception of minimum payments), spectrum lease payments (with the exception of certain fixed payments), and repairs and maintenance are variable expenses based on the number of subscribers. Systems operations expense was $5.1 million, or 60.8% of revenues, for the third quarter of 2002, compared to $6.2 million, or 51.7% of revenues, for the same period in 2001. For the nine months ended September 30, 2002, systems operations expense was $16.6 million, or 57.3% of revenues, compared to $20.1 million, or 52.2% of revenues, for the comparable prior year period. System operations expense decreased over both periods primarily due to lower programming expense as a result of fewer subscribers. System operations expense as a percent of revenue increased over both periods due to the fixed portion of certain spectrum lease payments and technical labor in our wireless cable markets.

         Selling, General and Administrative (SG&A) Expense. SG&A expenses include office and administrative costs of operating our wireless cable and Internet markets, as well as sales and marketing and bad debt expenses related to these operations and corporate costs directly and indirectly allocated to these operations. SG&A also includes corporate costs allocated to spectrum maintenance. In addition, the direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense over the estimated subscriber relationship period of three years.

         SG&A expense for the third quarter of 2002 was $5.1 million, or 60.7% of revenues, compared to $6.0 million, or 50.2% of revenues, for the same period last year. For the nine months ended September 30, 2002, SG&A expense was $16.1 million, or 55.6% of revenues, compared to $20.2 million, or 52.6% of revenues, for the same period last year. SG&A expense for the three and nine months ending September 30, 2002, included $656,000 and $2.8 million in costs associated with our Internet operations. SG&A expense for the three and nine months ending September 30, 2001 included $1.1 million and $4.4 million in costs associated with our Internet operations. These costs primarily consist of (i) costs related to our two operating Internet markets in Austin and Sherman-Denison, Texas and
(ii) allocable corporate overhead.

          SG&A expense decreased over the periods presented due to lower advertising and field administrative costs in our wireless cable markets resulting from lower subscriber counts as we converted wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable. In addition, start-up and general and administrative costs related to our broadband wireless Internet business, which were principally incurred in the first quarter of 2001, decreased in the current year following a reduction in force and a delay in availability of a next generation technology platform. SG&A expense as a percent of revenue increased over both periods due to the fixed portion of SG&A expenses relating to conversion of our wireless cable subscribers.

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

         Depreciation and amortization expense was $3.9 million and $17.0 million for the three and nine months ended September 30, 2002, compared to $6.5 million and $20.0 million for the same periods last year. Depreciation and amortization expense decreased during the current year due to fewer disconnects in 2002 compared to 2001. When subscribers are disconnected, the remaining balance of non-recoverable equipment related to that installation is written off to depreciation expense. Depreciation and amortization also decreased due to a $14.1 million impairment charge in the fourth quarter of 2001 to write down systems and equipment and license and leased license investment to estimated fair value. This decrease was partially offset by increased depreciation as a result of the Company changing its estimated useful life for systems and equipment relating to its wireless cable operations from 3-10 years to one year. See note 8 of the financial statement footnotes in this report.

         Operating Loss. We generated operating losses of $5.7 million and $20.8 million for the three and nine months ended September 30, 2002, compared to operating losses of $6.7 million and $21.8 million for the three and nine months ended September 30, 2001. Operating losses for the three and nine months ended September 30, 2002, decreased due to lower programming costs, lower advertising and field administrative costs in our wireless cable markets, and lower start-up and general and administrative costs related to our Internet business, as well as lower depreciation and amortization expense discussed above.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation, and amortization, is widely used by analysts, investors and other interested parties in the Internet, cable television and telecommunications industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a negative $1.8 million and a negative $3.7 million for the three and nine months ended September 30, 2002, compared to a negative $225,000 and a negative $1.9 million for the same periods in 2001. The decrease in EBITDA over the periods presented was attributable primarily to decreased revenues from our wireless cable business, partially offset by lower SG&A expense and systems operations expense discussed above.

         Interest Income. Interest income was $59,000 and $248,000 for the three and nine months ended September 30, 2002, compared to $217,000 and $858,000 for the same periods last year. The decrease in interest income was due to higher earnings during the prior year on larger unrestricted cash balances.

         Interest Expense. We incurred interest expense of $256,000 and $807,000 for the three and nine months ended September 30, 2002, compared to $308,000 and $939,000 for the same periods last year. Interest expense decreased in 2002 due to lower principal balances on our BTA debt and capital leases.

         Other Income (Expense). Other income was $499,000 and $823,000 for the three and nine months ended September 30, 2002, compared to $107,000 and $483,000 for the same periods of 2001. Other income in the current year primarily includes recognition of a deferred gain related to the sale-leaseback of our communications towers during 1999 and 2000, and $510,000 in gain recognized on the conversion of our wireless cable subscribers to programming provided by Time Warner Cable. Other income in the prior year includes recognition of a deferred gain related to the sale-leaseback of our communications towers, as well as a $100,000 gain from the sale of our equity interest in a Mexican MMDS company.

         Net Loss. We have recorded net losses since our inception. Net loss for the three and nine months ended September 30, 2002, was $5.4 million ($0.52 per share) and $20.5 million ($1.97 per share), compared to $6.7 million ($0.64 per share) and $21.4 million ($2.08 per share) for the same periods last year. The decrease in net loss over the periods presented resulted primarily from the decreased operating loss discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The broadband wireless business is capital-intensive. Since inception, we have spent funds to lease or otherwise acquire MMDS channel rights in various markets and operating systems, to construct video operating systems and two Internet systems, and to finance initial system operating losses. Our primary sources of capital have been subscription fees, debt financing, the sale of common stock, and the sale of MMDS spectrum rights that were not essential to our business strategy. The approval by the FCC of the use of MMDS spectrum for digital two-way communications services and the FCC's flexible use authorization will allow us to use our spectrum to provide fixed, portable and, ultimately, mobile broadband wireless services such as high-speed Internet access services, voice over IP and other advanced wireless telecommunications services. The growth of our business by using our spectrum to provide broadband data and voice communications services will require substantial investment in capital expenditures.

         Cash used in operations was $4.2 million during the nine months ended September 30, 2002, compared to $2.6 million during the same period in 2001. Cash used in operations during the nine months ended September 30, 2002, was primarily from our net loss of $20.5 million, partially offset by depreciation and amortization of $17.0 million, and other non-cash charges and changes in operating assets and liabilities. Cash used in operations for the first nine months of 2001was primarily from our net loss of $21.4 million, partially offset by depreciation and amortization of $20.0 million, and from increased subscriber acquisition costs related to our DIRECTV agency relationship, severance payments related to a reduction in force and payments of accrued property taxes and other liabilities.

         Cash provided by investing activities was $39,000 during the nine months ended September 30, 2002, compared to cash used in investing activities of $1.6 million during the same period in 2001. The improvement in cash provided by investing activities is due to substantially lower spending for the acquisition and installation of subscriber equipment in the current year as we began converting our wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable.

         Cash used in financing activities was $1.4 million during the nine months ended September 30, 2002, compared to $1.5 million for the same period in 2001. Cash used in financing activities during both periods was for payments on our BTA debt and capital lease obligations.

         At October 31, 2002, we had approximately $9.0 million of unrestricted cash and cash equivalents and $23,000 in restricted cash representing collateral securing various outstanding letters of credit to certain of our vendors.

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

         As part of our long-term plan to focus on the use of our spectrum for broadband Internet and other advanced wireless services, in March 2002 we announced agreements to convert substantially all of our wireless cable subscribers to DIRECTV, Pegasus and Time Warner Cable. As a result of this strategic shift in the focus of our business, revenues and cash flows from our wireless cable business will decline substantially as our wireless cable subscribers convert to DIRECTV, Pegasus or Time Warner Cable or otherwise disconnect their service with us. Except for a nominal residual royalty payment and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to continue to generate material revenues or cash flows for the Company after April 2003. In connection with the conversion program and to reduce corporate overhead, in September and October 2002 we terminated wireless cable service in seven markets, and consolidated operations in three additional markets. Although we intend to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed revenues as we implement the conversion program.

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

         We also are continuing to evaluate our near- and long-term capital needs, and likely will seek capital during the next six months for spectrum maintenance, operating expenses and/or to fund deployment. We also may seek additional capital if we consummate any significant acquisitions or strategic alliances, or determine that market conditions are appropriate for such financing. Options for raising additional capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. We can provide no assurance that such capital or financing will be available in a timely manner or on satisfactory terms. We expect that cash on hand of $9.0 million at October 31, 2002, and cash generated from our operations, with no additional financing, will be sufficient to fund operations in the normal course of business at least through the second quarter of 2003. The consolidated financial statements do not reflect any adjustments that might result from the outcome of any uncertainty discussed in this report.

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

         Our long-term operating assets, which include headend and base station equipment, are recorded at cost and amortized on a straight-line basis over the estimated remaining life of 12 months. Our licenses and leased license investments, which include costs incurred to acquire and/or develop MMDS and ITFS spectrum rights, are amortized from the inception of service in each market over the estimated remaining life of 10 years. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 became effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

COMMITMENTS AND CONTINGENCIES

         We are a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees. We believe the lawsuits are without merit and intend to vigorously defend them. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, and while we do not expect such an adverse outcome, we believe that an adverse outcome in one or more of these proceedings could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. For a more detailed discussion of legal matters, see Part II, Item 1, "Legal Proceedings."

         We have a programming arrangement with World Satellite Network, Inc. ("WSNet"), under which we pay WSNet to obtain and manage certain of the video programming that we deliver to our wireless cable subscribers, including making payments for such programming directly to programming providers such as Disney, ESPN and HBO. In October 2002, WSNet filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are in the process of making arrangements to pay programmers directly for the monthly programming that we continue to deliver to our remaining wireless cable subscribers, beginning with programming for October 2002. However, for programming delivered in

September 2002, we have paid WSNet approximately $470,000. We understand that WSNet has not remitted this amount to the various programmers from whom we received programming. We are continuing to evaluate our rights and potential obligations with respect to WSNet and the programmers. We ultimately may be liable for payment of some or all of this amount to one or more programmers. We also may have a claim against WSNet for such amount. While it is not feasible to predict or determine the final outcome of this matter or to estimate the amounts or potential range of loss, we do not believe that an adverse outcome in this matter would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.


CONTRACTUAL OBLIGATIONS

         The Company's contractual obligations include long-term debt (primarily related to BTA installment notes), capital lease obligations (primarily related to tower leases), operating leases (primarily related to spectrum leases), and other long-term obligations (settlement payments), as summarized below.

                              Payments Due by Year
                                 (in thousands)

                                   Total           2002         2003-2004        2005-2006      After 2006
                                -----------     -----------     -----------     -----------     -----------
Long-term debt ............     $     9,449     $     1,034     $     4,119     $     4,296     $        --
Capital lease obligations .           3,723             115             954           1,013           1,641
Operating leases ..........          51,559           1,627           7,805           9,205          32,922
Other long-term obligations             325             100             225              --              --
                                -----------     -----------     -----------     -----------     -----------
                                $    65,056     $     2,876     $    13,103     $    14,514     $    34,563
                                ===========     ===========     ===========     ===========     ===========


         In August 2002, we resumed partial payment to the FCC on installment notes covering 25 non-strategic BTAs, and full payment for two non-strategic BTAs, for which we previously had suspended payment. The total outstanding principal balance on these notes is approximately $1.9 million. Quarterly payments of principal and interest due under these notes are approximately $140,000. We currently are in the process of attempting to sell or assign these BTAs, and have entered into a definitive agreement to assign two BTAs. We also have discussed the disposition of these BTAs with the FCC, and intend to request the FCC to waive its right to collect the outstanding principal and interest due under these notes in exchange for returning the FCC authorizations for BTAs we are unable to sell or assign. The outstanding principal balance continues to be reflected in the long-term debt portion of the above table, pending the sale or assignment of these BTAs and the results of our discussions with the FCC.

         In July 2002 we began negotiations with spectrum lessors to defer a portion of our monthly spectrum lease payments until we launched commercial two-way Internet services in the applicable market. As of October 31, 2002, we had renegotiated over 120 spectrum leases. All deferred spectrum lease obligations are included in the Contractual Obligations table above. We are continuing to expense all spectrum lease payments on a straight-line basis in our condensed consolidated statements of operations. In addition, the condensed consolidated balance sheets in this report include a current liability of approximately $330,000 for deferred spectrum lease payments as of September 30, 2002.

INFLATION

         We do not believe that inflation has had or is likely to have any significant impact on our operations. We believe that we will be able to increase subscriber rates, if necessary, to keep pace with inflationary increases in costs.

TRANSACTIONS

         In May 2000, we entered into a definitive agreement to acquire all of the MDS, MMDS and ITFS spectrum licenses, lease rights and other assets of Wireless Cable of Rockford, LLC and Allen Leeds in Rockford, Illinois for $6.0 million in common stock and assumption of BTA debt. In October 2001, the FCC dismissed the BTA owner's application for consent to assign the Rockford BTA to the Company. In November 2001, the BTA owner filed a Petition for Reconsideration of the FCC's decision, which remains pending. In November 2002, we notified the BTA owner of the termination of the agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in marketable securities (which consist of certificates of deposit). At September 30, 2002, our marketable securities were recorded at a fair value of approximately $23,000, with an overall weighted average return of approximately 2% and an overall weighted average life of less than one year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 20 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of September 30, 2002. The fair value of our long-term debt at September 30, 2002, is estimated to be $9.4 million based on the overall rate of the long-term debt of 9.5% and an overall maturity of four years compared to terms and rates currently available in long-term financing markets. To date we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars.

ITEM 4.  CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer/principal financial officer and other senior management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is timely communicated to appropriate management personnel, including the principal executive officer/principal financial officer, to enable such personnel to evaluate information and determine the information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are involved in certain legal proceedings as described in note (6) of the notes to condensed consolidated financial statements included in Part I,
Item 1 of this report, which is incorporated herein by reference, in Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for 2001 and in Part II,
Item 1, "Legal Proceedings," in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002, and June 30, 2002.

         Nucentrix is a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees. These lawsuits were filed by the same plaintiff's attorney in various state and federal courts in

Texas. Management believes these actions to be without merit and intends to vigorously defend them. Developments in these and other lawsuits during the third quarter 2002 (and, with respect to the Garcia case, during the second quarter of 2002) are discussed below.

o In September 2002, the U.S. District Court for the District of Delaware affirmed the U.S. Bankruptcy Court's dismissal of the plaintiffs' claims that we had undervalued our enterprise value in the chapter 11 proceeding of our predecessor, Heartland Wireless Communications, Inc., in Hunt Capital Group, L.L.C., et al., v. Carroll D. McHenry, et al., Case No. OJ-2000-534. Plaintiffs did not appeal the District Court's decision.

o In June 2002, the U.S. Circuit Court of Appeals for the Fifth Circuit affirmed the U.S. District Court's dismissal of the plaintiff's claims that the collection of late fees violated the federal Racketeering Influenced and Corrupt Organizations Act, or RICO, in Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134). In July 2002, the plaintiff filed an application for appeal to the U.S. Supreme Court.

o In June 2002, the Court of Appeals for the Fourth District of Texas in Garcia v. Heartland Wireless Communications, Inc. (01-04-10449CV), dismissed the plaintiff's appeal of the state court's Order granting the Company's Motion to Compel Arbitration and dismissal of this lawsuit without prejudice.

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

ITEM 5.  OTHER INFORMATION

MMDS/ITFS RULES PROPOSAL

         In October 2002, a coalition of MMDS and ITFS operators and licensees submitted a proposal to the FCC to replace the existing regulations for MMDS and ITFS spectrum with new regulations that would accommodate deployment of next generation fixed, portable and mobile broadband services. Among other things, the proposal requests the FCC to:

o Modify the MMDS/ITFS rules to allow deployment of cellular systems that can operate on fixed, portable and mobile bases.

o Establish a new, nationwide bandplan for the 2.5 GHz band that separates high-power operations from two-way cellular operations and eliminates the need for consent from adjacent channel licensees in most instances.

o Replace the existing system of multiple, interleaved 6-MHz channels in MMDS/ITFS with substantially contiguous spectrum blocks in a lower, middle and upper portion of the 2.5 GHz band.

o Replace the site-by-site licensing system for MMDS/ITFS cellular systems with rules modeled on more flexible wireless regulations, allowing licensees to construct and operate facilities within defined geographic service areas.

o Establish a market-by-market mechanism for transitioning from the old bandplan to the new one.

o Eliminate certain outdated regulations and conform the MMDS/ITFS rules to current FCC standards for geographically-licensed flexible use services.

         The foundation of the coalition's proposal is the FCC's order in September 2001, which ruled that MMDS/ITFS licensees would not be relocated from the 2.5 GHz band to other frequency bands, and added a mobile allocation to the band, making it available for advanced mobile services, including 3G and future generations of mobile wireless services. In October 2002, the FCC issued a public notice seeking comment on the proposal. A notice of proposed rulemaking and final report and order will be required from the FCC in order for any new rules and regulations to be adopted.

SPECTRUM ALLOCATION PROCEEDINGS FOR ADVANCED WIRELESS SERVICES

         The 2.1 GHz band remains under consideration for relocation for 3G services. We currently use spectrum at 2150-2160 MHz for upstream transmissions in our existing wireless networks. In November 2002, the FCC issued a Second Report and Order (the "Order") that allocated one 45-MHz frequency band at each of 1710-1755 MHz and 2110-2155 MHz for fixed and mobile advanced wireless services, including 3G services. Accordingly, we expect that our licenses and operations in the 2.1 GHz band will be relocated. The Order provides that the FCC will consider relocation spectrum and propose relocation procedures for MDS operations in the 2.1 GHz band in a future proceeding.

         In July 2002, prior to the issuance of the Order, the Company and the other major holders of MDS spectrum in the United States (BellSouth Corporation, Sprint Corporation and WorldCom, Inc.), along with the Wireless Communications Association International, filed a proposal for a compromise solution with the FCC. The proposal provides that the holders of MDS spectrum at 2.1 GHz would agree to relocate to spectrum at 1910-1916 MHz and 1990-1996 MHz, with the costs of relocation to be borne by the winners of the 1.7/2.1 GHz band auction. Among other parties, Nextel Communications, Inc. ("Nextel") has opposed this proposal, and has requested that the FCC provide Nextel with replacement spectrum at 1.9 GHz in connection with the possible realignment of public safety operations in the 800 MHz band. We are not able to predict whether the FCC will accept our proposal, or determine at this time the impact that relocation to another band would have on our operations. Relocation of our operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service, or render service uneconomic in certain areas.

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

3.2      Restated Bylaws of the Company (incorporated by reference to Exhibit
         3.2 to the March 1999 Form 10-Q).

99.1* Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Acting Chief Financial Officer).

--------------------------------
* Filed herewith

         (b)      REPORTS ON FORM 8-K

                  None.
         .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 2002              NUCENTRIX BROADBAND NETWORKS, INC.



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


                                 CERTIFICATIONS

I, Carroll D. McHenry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nucentrix Broadband Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

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

                          Index to Exhibits


Exhibit
Number            Description
-------           -----------
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

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

99.1*             Certification pursuant to 18 U.S.C. Section 1350 (Chief
                  Executive Officer and Acting Chief Financial Officer).


--------------------------------
*Filed herewith