Form 10-K
period 2002-12-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2003-03-31
CIK 917707

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


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

                                 (972)-662-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]    No [X]

    The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates on June 30, 2002, was $7,616,800, based on the closing price of the registrant's common stock reported on The Nasdaq Stock Market on the last trading day prior to such date of $2.30 per share.

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]    No [ ]

    Number of shares of common stock outstanding as of March 14,
2003                    10,404,443

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its annual meeting of stockholders to be held May 13, 2003, have been incorporated into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NUCENTRIX BROADBAND NETWORKS, INC.

                          2002 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    23
Item 3.   Legal Proceedings...........................................    23
Item 4.   Submission of Matters to a Vote of Security Holders.........    24

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    24
Item 6.   Selected Financial Data.....................................    26
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    28
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...    42
Item 8.   Financial Statements and Supplementary Data.................    42
Item 9.   Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    42

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    42
Item 11.  Executive Compensation......................................    42
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................    42
Item 13.  Certain Relationships and Related Transactions..............    42
Item 14.  Controls and Procedures.....................................    42

                                   PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    43

 STOCKHOLDER PROPOSALS FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 13,
                                      2003

     The annual meeting of stockholders of Nucentrix for 2003 is scheduled for May 13, 2003. This date has changed by more than 30 days from the June 28 date of Nucentrix's 2002 annual meeting of stockholders. Therefore, in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"), the dates originally disclosed in Nucentrix's proxy statement for the 2002 annual meeting by which stockholder proposals for the 2003 annual meeting must be delivered to Nucentrix for purposes of Rule 14a-8 and Rule 14a-4(c) of the Exchange Act have been changed to April 2, 2003. Additional information regarding this matter is included in Item 4 of this report.

                           FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continues" and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. These statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions and uncertainties deemed relevant by management, including:

     - our ability to obtain financing necessary to implement our business strategy,

     - the capabilities of second generation technology platforms for commercial deployment of broadband wireless services over Multipoint Distribution Service ("MDS"), Multichannel Multipoint Distribution Service ("MMDS") and Instructional Fixed Service Television ("ITFS") radio spectrum,

     - competitive technologies, products and services,

     - regulatory and interference issues, including the ability to obtain and maintain MDS and MMDS licenses and MDS, MMDS and ITFS spectrum leases, further rulemakings to address technical and interference rules for mobile use of the 2500 -- 2690 megahertz ("MHz") band (or "2.5 GHz" band) and further rulemakings to address relocation of licenses in the 2150 -- 2162 MHz band (or "2.1 GHz" band),

     - business and economic conditions in our existing markets,

     - with respect to pending transactions, satisfying our due diligence efforts and obtaining required third party consents, including consent of the Federal Communications Commission ("FCC"), and

     - those matters discussed specifically under Item 1, "Business -- Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in this report.

     We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

     In this Annual Report on Form 10-K, we will refer to Nucentrix Broadband Networks, Inc., a Delaware corporation, as "Nucentrix," the "Company," "we," "us" and "our."

ITEM 1. BUSINESS

OVERVIEW

     We provide broadband wireless Internet and wireless subscription television services using radio spectrum licensed by the FCC in the 2.1 GHz and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS, MMDS and ITFS spectrum, in 93 markets covering an estimated 8.4 million total households. On average, we own or lease approximately 130 MHz of spectrum per market. We often refer to our frequencies collectively in this report as "MMDS."

CONVERSION OF WIRELESS CABLE BUSINESS

     Historically, we have used our spectrum to provide wireless subscription television services, commonly referred to as "wireless cable." However, as part of our long-term plan to shift the use of our spectrum from wireless cable to broadband Internet and other advanced wireless services, we are in the process of converting substantially all of our wireless cable subscribers to programming provided by DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable").

     In exchange for each wireless cable subscriber converted, we receive a conversion payment and, in the case of subscribers converted to DIRECTV and Pegasus, an equipment subsidy, installation payment and residual royalty. As a result of the conversion of our wireless cable subscribers, revenues and cash generated from our wireless cable business will decline substantially in 2003 as our wireless cable subscribers convert or otherwise disconnect their service. Except for a nominal residual royalty payment and recognition of deferred revenues related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to generate material revenues or cash flows for the Company after 2003. Although we intend to continue to reduce expenditures associated with our wireless cable business, the ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed recurring revenues as we implement this conversion program. At February 28, 2003, we had converted a total of approximately 19,800 wireless cable customers to programming provided by DIRECTV, Pegasus and Time Warner Cable. Since August 2002, as part of our conversion plan we have terminated wireless cable service in 14 markets, and consolidated operations in 14 additional markets. We continue to provide wireless cable services in a total of 43 markets. We expect to close and consolidate operations in additional wireless cable markets through 2003 as we implement the conversion program and clear our spectrum for advanced broadband wireless services.

     In addition to the conversion of our wireless cable subscribers discussed above, we have marketed and sold DIRECTV digital broadcast satellite programming as a commissioned sales agent for DIRECTV since 1998. Under an agreement with DIRECTV entered into in February 2001, we receive up front and residual commissions for DIRECTV subscriptions that we sell. We also receive certain equipment subsidies from DIRECTV-approved equipment providers. If we do not meet certain subscriber benchmarks during any calendar year of our agreement with DIRECTV, residual commissions will be reduced for future years. As part of the downsizing of our wireless cable sales, marketing and technical resources, we expect the residual commissions to be reduced, and we do not expect to generate material revenues or cash flows from this DIRECTV resale business beyond 2003.

     At February 28, 2003, we had approximately 13,600 wireless cable customers, including approximately 13,200 customers who subscribed only to programming service provided over our MMDS spectrum, and 400 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV programming service sold by us. In addition, at February 28, 2003, there were approximately 18,000 customers who received only DIRECTV programming sold by us. We already have received up front commissions for the "DIRECTV only" and "combo" subscribers; therefore, we are not eligible for additional conversion payments under our agreements with DIRECTV and Pegasus for these subscribers. Our business strategy contemplates a decline in wireless cable subscribers, DIRECTV subscribers, revenues and cash flows in 2003 and beyond, as we allocate most of our resources to maintain our spectrum assets and develop our broadband wireless Internet access and other advanced wireless services.

BUSINESS STRATEGY

     Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband wireless Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. We often refer to these services throughout this report as "broadband wireless" services. Our expected range of services includes high-speed Internet connectivity that is integrated with wireless Local Area Networks for businesses and Home Area Networks for residential users to distribute broadband services throughout a customer's business and home. We currently provide high-speed wireless Internet access service to approximately 420 accounts in Austin and Sherman-Denison, Texas. These accounts primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our current service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as e-mail, Web hosting and design, and domain name service.

     We believe we are well positioned to bring advanced wireless services to our medium and small markets, due to the relatively large amount of spectrum (approximately 130 MHz per market) that we hold, and the lack of affordable broadband alternatives in many of our markets. We currently are focused on validating the most efficient technical platform from which to deliver our wireless services. Commercial deployment of second generation ("2G") MMDS technology has increased substantially over the last six months. MMDS equipment providers have announced deployments of 2G systems in both the U.S. and internationally. We expect 2G technology to allow us to deliver broadband wireless service that (1) does not require a direct line-of-sight from our base stations to many customers' premises, (2) is suited for portable and nomadic devices such as lap-top computers and personal digital assistants, or PDAs, and
(3) allows customers to "plug and play," or install and upgrade their customer premises equipment themselves.

     During the first half of this year, we expect to complete our evaluation of 2G technical platforms, and will seek to raise $15 million -- $20 million in new capital. We expect to use this capital for maintenance of existing strategic spectrum resources, operating expenses and to fund deployment of a 2G MMDS Internet system in up to two markets. We have retained Houlihan Lokey Howard & Zukin ("Houlihan Lokey") as our financial advisor in connection with this potential financing. We also may seek additional capital if we consummate any significant acquisitions or strategic alliances, or determine that market conditions are appropriate for such financing. There can be no assurance that financing will be available on acceptable terms or in a timely manner, if at all. See Item 7, "MD&A -- Liquidity and Capital Resources" in this report.

     At February 28, 2003, we had approximately $4.7 million of unrestricted cash and cash equivalents. As set forth in note 1(b) to the consolidated financial statements, the consolidated financial statements contained in this report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In conjunction with their 2002 year end audit, our independent accountants have issued an audit opinion with respect to our 2002 consolidated financial statements which includes an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect that cash on hand of $4.7 million at February 28, 2003, and cash generated from our operations, with no additional financing, will be sufficient to fund operations in the normal course of business at least through the second quarter of 2003. See Item 7, "MD&A -- Liquidity and Capital Resources" in this report.

CORPORATE INFORMATION

     Nucentrix was incorporated under the laws of the State of Delaware in October 1993. Our executive offices are located at 4120 International Parkway, Suite 2000, Carrollton, Texas 75007, and our telephone number is (972) 662-4000.

MMDS LICENSES AND LEASES

     We hold the licenses granted by the FCC for approximately 85% of our MDS and MMDS channels. We lease from third-party license holders the rights to (1) the remaining 15% of our MDS and MMDS channels and (2) all of our ITFS channels, which generally comprise 20 of the 33 channels available in each market. All MDS and MMDS licenses expire in either 2006 or 2011. Approximately 60% of our MDS/MMDS licenses are for BTA channels that expire in 2006; the other 40% are "incumbent" channels that expire in May 2011. ITFS licenses generally have a term of 10 years. All licenses are subject to renewal by the FCC as described in "Government Regulation." Although FCC custom and practice establish a presumption of granting renewals of licenses, the presumption requires that the licensee substantially comply with its regulatory obligations during the license period, including construction obligations.

     Each of our spectrum leases typically covers four ITFS channels or one to four MDS/MMDS channels. The initial terms of our leases for ITFS spectrum typically expire five to ten years after the license grant date, but in any event may not exceed 15 years. The initial terms of the leases for MDS/MMDS spectrum typically expire five to 10 years from the lease execution date. The average remaining terms of most of our current ITFS and MDS/MMDS spectrum leases, including all renewal terms, is approximately 10 years. Substantially all of our ITFS spectrum leases contain a right of first refusal, which allows us the right to match any offer for use of the spectrum for a period of time after termination of the lease (generally one year). We believe that substantially all of our MDS/MMDS spectrum leases allow for flexible use of the spectrum, including for two-way data transmission. Approximately 75% of our ITFS spectrum leases in our top 40 projected Internet markets conform to the FCC's rules for flexible, two-way use of this spectrum. We believe that another 10% of these ITFS channel leases, although entered into before the issuance of the two-way rules, would be "grandfathered" under the FCC's rules and authorized for flexible, two-way use of the spectrum.

     We also hold authorizations for 90 BTAs in which we have the exclusive right to apply for and develop available MDS and MMDS frequencies, subject to our lease of MDS/MMDS channels in 10 BTAs and portions of four other BTAs to CS Wireless Systems, Inc. ("CS Wireless"), a subsidiary of WorldCom, Inc. ("WorldCom"). Additionally, current FCC regulations generally require these BTAs to be built out by August 2003. See "Government Regulation -- BTA Auction and Service Requirements" in this report. As of February 28, 2003, we believe all of the BTAs that we hold and consider important to our long-term business strategy would be considered built out under current FCC rules, except for 19 BTAs. However, we believe we have sufficient MMDS or ITFS spectrum leased in approximately one-half of these remaining 19 BTAs to launch a 2G Internet system. The rules proposal submitted to the FCC for the 2.5 GHz band and discussed below requests the FCC to suspend the BTA build-out requirements while the proceedings to consider new rules for the 2.5 GHz band are pending.

RULES PROPOSAL FOR 2.5 GHZ BAND

     In September 2001, the FCC allocated the 2.5 GHz band for flexible use, making this band available for advanced fixed, portable and mobile services, including mobile third generation, or "3G," wireless systems. However, new technical and licensing rules are necessary in order to accommodate the provision of portable and mobile 2G broadband wireless services. In October 2002, a coalition of MMDS and ITFS operators and licensees submitted a proposal to the FCC to replace the existing regulations for the 2.5 GHz band with new rules, including a new nationwide bandplan and geographic service areas that would accommodate deployment of 2G broadband wireless services. Among other things, the proposal requests the FCC to:

     - modify the MMDS/ITFS rules to allow deployment of cellular systems that can operate on fixed, portable and mobile bases,

     - establish a new, nationwide bandplan for the 2.5 GHz band that separates high-power operations from two-way cellular operations and eliminates the need for consent from adjacent channel licensees in most instances,

     - replace the existing system of multiple, interleaved 6-MHz channels in MMDS/ITFS with substantially contiguous spectrum blocks in a lower (66
       MHz), middle (42 MHz) and upper (66 MHz) portion of the 2.5 GHz band,

     - replace the site-by-site licensing system for MMDS/ITFS cellular systems with rules modeled on more flexible wireless regulations, allowing licensees to construct and operate facilities within defined geographic service areas,

     - establish a market-by-market mechanism for transitioning from the old bandplan to the new one, and

     - eliminate certain outdated regulations and conform the MMDS/ITFS rules to current FCC standards for geographically-licensed flexible use services.

     The proposal also requests that the FCC suspend BTA build-out requirements, as well as individual station construction and maintenance rules, while the proposed rulemaking is pending. The proposal further requests that current BTA and individual station construction deadlines (e.g., August 2003 for BTAs, 12 months from the date of grant of the authorization for MMDS stations and 18 months from the date of grant of the authorization for ITFS stations) be replaced with a uniform "substantial service" requirement at renewal of the applicable authorization, similar to current rules for Wireless Communications Service ("WCS") spectrum at 2.3 GHz. Under this proposal, a licensee would be required to demonstrate that it is providing substantial service to a specified geographic area in order for the FCC authorization to be renewed. See
"Business -- Government Regulation -- BTA Auction and Service Requirements" and "WCS Licenses" in this report.

     In October 2002, the FCC issued a public notice seeking comment on the industry rules proposal. In March 2003, the FCC adopted a Notice of Proposed Rulemaking ("NPRM") on the 2.5 GHz band. Among other things, the NPRM requests public comment on operational, technical and procedural rule changes for the 2.5 GHz band, including the industry proposal to reconfigure the 2.5 GHz band. The NPRM also proposes technical rules designed to increase flexibility of licensees in the 2.5 GHz band, including rules governing fixed, portable and mobile operations. See "Business -- Risk Factors -- Changes in the regulatory status of the 2.5 GHz band may delay deployment of 2G broadband systems" in this report.

MARKETS/SPECTRUM HOLDINGS

     We estimate that the BTAs and 35-mile protected service areas ("PSAs") in our markets include approximately 8.4 million households. Estimated household information is based on 1990 census bureau data and data from a commercially available 2001 population projection database. The actual number of households that can receive and/or transmit an adequate signal may vary significantly from this estimate based on a number of factors, including transmitter height and power, topography and the proximity of adjacent MMDS systems. In addition, because of smaller cell radiuses typically associated with 2G MMDS technology, it may be uneconomic to construct networks to serve all of the households in our BTAs and PSAs. Therefore, our total addressable market may be significantly less than 8.4 million households.

     During the fourth quarter of 2002, we considered the potential effect of the proposed new rules for the 2.5 GHz band, which we believe will accommodate deployment of 2G broadband wireless services using less spectrum than with first generation technology. We also evaluated the strategic importance of spectrum leases in certain of our smaller markets and the associated cost of maintaining these leases. Based on these considerations, we determined not to renew certain spectrum leases, and otherwise informed spectrum lessors in non-strategic markets of our intent to discontinue certain leases. As a result, we have reduced our average spectrum per market from 150 MHz to approximately 130 MHz per market, which we believe is more than sufficient to launch and maintain 2G and future broadband Internet systems in our strategic markets.

     The following table provides information as of February 28, 2003, regarding the 93 markets in which we operate a wireless cable or broadband wireless system, own the BTA authorization or hold additional MDS/MMDS/ITFS spectrum rights. Certain of our spectrum rights are subject to pending applications for new channel licenses, modifications to existing channel licenses or special temporary and developmental authorizations, and must be reviewed by the FCC's engineering and legal staff.

                                                               NUMBER OF
                                                                CHANNELS     BANDWIDTH
MARKETS                                                       AVAILABLE(1)     (MHZ)
-------                                                       ------------   ---------
ARKANSAS
El Dorado, AR...............................................        12            72
Fayetteville, AR............................................        20           120
Forrest City, AR............................................        16            96
Fort Smith, AR..............................................        27           162
Magnolia, AR................................................        20           120
+Paragould, AR..............................................        22           130
Searcy, AR..................................................        18           106
ILLINOIS
+Champaign, IL..............................................        25           148
Freeport, IL................................................        20           120
+Jacksonville, IL...........................................        22           130
+Macomb/Walnut Grove, IL....................................        13            76
+McLeansboro, IL............................................        29           172
Olney, IL...................................................        12            72
Ottawa/LaSalle, IL..........................................        16            96
+Peoria, IL.................................................        29           172
Quincy, IL..................................................         9            52
Springfield/Decatur, IL.....................................         9            52
+Vandalia, IL...............................................         8            48
IOWA
Des Moines, IA..............................................        33           196
Radcliffe/Story City, IA....................................        27           162
KANSAS
Beloit, KS..................................................        21           124
+Chanute, KS................................................        25           148
Great Bend, KS..............................................        28           166
Hays, KS....................................................        23           136
+Manhattan, KS..............................................        33           196
+Marion, KS.................................................         4            22
+Medicine Lodge/Anthony, KS.................................        13            76
Sterling, KS................................................        12            70
Topeka, KS..................................................        33           196
MISSOURI
Columbia, MO................................................        21           124
Jefferson City, MO..........................................        11            64
Monroe City/Lakenan, MO.....................................        17           100

                                                               NUMBER OF
                                                                CHANNELS     BANDWIDTH
MARKETS                                                       AVAILABLE(1)     (MHZ)
-------                                                       ------------   ---------
Montgomery City, MO.........................................        13            76
+Sikeston/Cape Girardeau, MO................................        12            72
Springfield, MO.............................................        33           196
OKLAHOMA
+Ada, OK....................................................        33           196
Altus, OK...................................................        20           120
+Ardmore, OK................................................        33           196
Bartlesville................................................        25           150
Elk City, OK................................................        12            72
+Enid, OK...................................................        33           196
Holdenville, OK.............................................        22           130
+Lawton, OK.................................................        33           196
Lenapah, OK.................................................        18           106
+Lindsay, OK................................................        25           148
+McAlester, OK..............................................        22           130
+Muskogee, OK...............................................        22           130
+Ponca City, OK.............................................         8            48
+Stillwater, OK.............................................        33           196
+Tulsa, OK..................................................        33           196
+Watonga, OK................................................        33           196
+Weatherford, OK............................................        32           190
+Woodward, OK...............................................        29(2)        172
TEXAS
Abilene, TX.................................................        30           178
Amarillo, TX................................................        21           124
+/++Austin, TX..............................................        28           166
Burnet, TX..................................................         5            28
+Corpus Christi, TX.........................................        33           196
+Corsicana/Athens, TX.......................................        33           196
El Paso, TX.................................................        25           148
Fischer, TX.................................................        24           142
+Gainesville, TX............................................        29           172
+George West, TX............................................        25           148
+Hamilton, TX...............................................        17           100
+Jourdanton/Charlotte, TX...................................        13            76
+Kerrville, TX..............................................        25           148
+Kingsville/Falfurrias, TX..................................        25           148
+Laredo, TX.................................................        33           196
Longview, TX................................................        10            58
Lubbock, TX.................................................        33           196
Lufkin, TX..................................................        13            76
Midland/Odessa, TX..........................................        33           196
+Mt. Pleasant, TX...........................................        25           148

                                                               NUMBER OF
                                                                CHANNELS     BANDWIDTH
MARKETS                                                       AVAILABLE(1)     (MHZ)
-------                                                       ------------   ---------
O'Donnell, TX...............................................        18           106
Olton, TX...................................................        29           172
Palestine/Kossuth, TX.......................................        27           160
+Paris, TX..................................................        29           172
+/++Sherman/Denison, TX.....................................        32           190
Strawn/Ranger, TX...........................................        21           124
+Temple/Killeen, TX.........................................        33           196
+Texarkana, TX..............................................        29           172
Tyler, TX...................................................        28           166
+Uvalde/Sabinal, TX.........................................        17           100
+Waco, TX...................................................        33           196
+Wichita Falls, TX..........................................        33           196
WYOMING
Casper, WY..................................................         8            46
Cheyenne, WY................................................         5            28
OTHER
Bucyrus, OH.................................................         5            30
Charleston, WV..............................................         4            24
Flagstaff, AZ...............................................         6            34
Greenville, PA..............................................        20           120
Lake City, FL...............................................        16            96
Paducah, KY.................................................        33           196
                                                                 -----        ------
     Total..................................................     2,058        12,200
                                                                 =====        ======
     Average per Market.....................................        22           131
                                                                 =====        ======

---------------

+  Operating wireless cable market.

++ Operating broadband wireless market.

(1) Unless otherwise noted, the number of channels available includes channels
    (a) that are either licensed to us or leased to us from other license holders or (b) for which we or our ITFS lessors have filed applications with the FCC that we expect to be granted in 2003. The number of channels available includes leased ITFS channels that may not currently be available for two-way broadband wireless services.

(2) Eight commercial ITFS channels are subject to pending petitions for reconsideration of the FCC's decision to declare the stations automatically forfeited, which we believe will be granted.

     In addition to MDS, MMDS and ITFS spectrum rights owned by Nucentrix, we are a party to an agreement with CS Wireless under which CS Wireless agreed to assign to us 20 MHz of WCS spectrum at 2.3 GHz in 19 markets, primarily in Texas. We currently lease this spectrum under an exclusive lease agreement with CS Wireless. Assignment of the WCS spectrum is subject to FCC approval. In June 2002, WorldCom Broadband Solutions, Inc., an affiliate of CS Wireless and Nucentrix filed an application for FCC consent to the assignment of this spectrum to Nucentrix. The application remains pending.

NETWORKS/SUPPLIERS

     Our broadband wireless business is built around a network comprised of many elements. At the core of our network is a broadband wireless platform that controls when, where and how subscribers access our network and how data is transported over the air between subscriber premises and our services networks (e.g., the Internet for data services, the Public Switched Telephone Network for voice services). This core wireless access system is the focus of our 2G technology validation process.

     On either side of this core wireless network are specific computer and communications equipment components that are typically supplied by third party vendors, and are necessary for a complete "end-to-end" system solution. These components are generally commercially available, field proven technologies, such as radio antennas, power amplifiers, point-to-point microwave equipment, routers, gateways, switching equipment and communication servers from vendors such as AML Wireless Systems, Inc., Andrew Corporation, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Juniper Networks, Inc., REMEC, Inc., Sun Microsystems, Inc. and many others.

     Next generation, or "2G," technology platforms, are characterized by:

     - multi-cellular architectures using smaller cells to improve both the coverage and capacity performance of the network,

     - small, relatively inexpensive customer premises equipment ("CPE") that can be located within the residence or place of business, with little or no significant line-of-sight requirement, and typically installed or configured by the customer, and

     - nomadic and portable broadband services.

     There currently are several vendors manufacturing 2G platforms. These vendors include BeamReach Networks, Inc., IP Wireless, Inc., Navini Networks, Inc., NextNet Wireless, Inc. and Soma Networks, Inc. Each of these vendors has made unique engineering choices in the fundamental design of its system to best position its technology for success. These choices include multiple access method (e.g., CDMA, OFDM), duplexing method (frequency division duplexing and time division duplexing) and the use of advanced access techniques such as adaptive modulation and smart antennas. During the second half of 2002 and first quarter of 2003, several of these vendors began commercial deployment of 2G systems, both domestically and internationally. We expect to complete our evaluation of the commercial viability and business case potential of 2G platforms in the first half of 2003 and, by the end of the first quarter of 2004, deploy up to two 2G broadband wireless systems to validate the business model for more wide-scale deployment after 2003.

COMPETITION

  HIGH-SPEED INTERNET COMPETITION

     The Internet access market is highly competitive. We face competition from many Internet access and service providers with significantly greater financial resources, well-established brand names and large, existing customer bases. Our competition in this industry includes:

     Internet Service Providers ("ISPs"). ISPs provide Internet access to residential and business customers. These companies can:

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

     Incumbent Local Exchange Carriers. ILECs, such as SBC Communications, Inc., Verizon Communications, Inc. and Qwest Communications International, Inc. ("Qwest") have existing metropolitan area networks and circuit-switched local access networks. Incumbent carriers have deployed commercial DSL services in certain areas and are combining their DSL service with their own Internet access services. The incumbent carriers generally have an established brand name in their service areas and possess sufficient capital to deploy DSL services rapidly.

     Interexchange Carriers. Many of the interexchange carriers, such as AT&T Corporation, WorldCom and Sprint, have the capability to support high-speed, end-to-end networking services. These carriers have deployed large scale networks, have large numbers of existing business and residential customers and enjoy strong name recognition. These companies increasingly are bundling their services to include high-speed local access combined with metropolitan and wide area networks, and a full range of Internet services and applications. Other carriers, such as Qwest and Level 3 Communications, Inc., are managing high-capacity, nationwide Internet protocol, or "IP," networks and partnering with ISPs to offer a range of services to businesses and consumers.

     Cable Modem Service Providers. Cable modem service providers, like the Time Warner Cable division of AOL, AT&T Broadband Corp., Comcast Corporation and Cox Communications, Inc., among others, currently offer consumers and businesses high-speed Internet access over hybrid fiber coaxial cable networks. Where deployed, these networks provide local access services similar to our services, and in some cases at higher speeds.

     Satellite and Other Fixed Wireless Providers. We will face competition from satellite-based systems. Hughes Network Systems, a unit of Hughes Electronics Corporation (through its DirecWay brand), currently offers two-way broadband satellite service. In addition, many local and regional ISPs use unlicensed spectrum to offer terrestrial fixed wireless high-speed Internet access.

     Competitive Local Exchange Carriers. We expect competitive local exchange carriers ("CLECs") to offer DSL-based data services. Traditional CLECs, including Allegiance Telecom, Inc., McLeodUSA Incorporated and Birch Telecom, have extensive fiber-based networks in numerous metropolitan areas and are capable of providing voice and high-speed data services to businesses.

     3G Wireless. We also expect more competition from 3G wireless providers, as commercial mobile radio service providers begin to deploy 3G services in their spectrum bands. The successful deployment of 3G wireless services could significantly expand the availability of broadband services, especially to consumers that currently are unserved by wireline connections.

     Many of these competitors are offering, or may soon offer, and services that will directly compete with some or all of our service offerings. We may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources. We believe the principal competitive factors that we face include:

     - transmission speed,

     - reliability of service,

     - ability to bundle services,

     - price performance,

     - customer support,

     - brand recognition,

     - operating experience, and

     - capital availability.

     For a further discussion of competition in this industry, see
"Business -- Risk Factors -- The Internet access market is highly competitive. Because many competitors in our markets are well-established and have resources significantly greater than those available to us, we may not be able to establish a significant number of Internet access customers in our markets" in this report.

GOVERNMENT REGULATION

     General. MDS, MMDS and ITFS services are subject to regulation by the FCC under the Communications Act of 1934, as amended ("Communications Act"). The Communications Act authorizes the FCC, among other things, to:

     - issue, revoke, modify and renew station licenses,

     - approve the assignment and/or transfer of control of such licenses,

     - approve the location and technical parameters of MDS, MMDS and ITFS transmission facilities (headends and base stations),

     - regulate the type, configuration and operation of equipment used by MDS, MMDS and ITFS systems,

     - impose certain equal employment opportunity and other periodic reporting requirements on MDS, MMDS and ITFS operators, and

     - review and approve/disapprove certain terms of ITFS spectrum lease agreements.

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

     Generally, in the case of MDS, MMDS and ITFS stations, the FCC issues the station licensee a conditional license, allowing construction of the station to commence. The station may be constructed and operated only in accordance with the parameters set forth in the license. Transmission generally must begin within one year of grant of the conditional license in the case of incumbent MDS/MMDS licenses, 18 months in the case of ITFS licenses and by August 2003 for BTA MDS/MMDS licenses. As discussed above under "Rules Proposal for 2.5 GHz Band," the industry proposal for new rules in the 2.5 GHz band requests that that the FCC suspend the build-out requirements for BTAs and individual stations while the proposed rulemaking is pending, and replace existing construction deadlines with a "substantial service" requirement at renewal. If this or a similar proposal is not adopted and construction deadlines for a license are not met, then (1) the FCC may revoke the license or (2) in the case of the BTA licenses, reduce the license service area if less than two-thirds of the population of the BTA service area is capable of being reached by a station signal by the expiration of the seven-year BTA build-out period. Although FCC rules permit parties to request extensions of channel construction deadlines, the FCC is not required to grant extensions. We believe that we have satisfied all construction deadlines relating to our licensed stations except for those licenses for which the deadline has not yet passed or for which we have received an extension.

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

     BTA auction winners currently have a "build-out" period through August 2003. During the build-out period, a BTA holder can initiate or expand service within its BTA without competition from other MDS/ MMDS spectrum applicants except in those areas and on those channels for which there is an incumbent

MDS/MMDS licensee. After the build-out period, a BTA holder can retain its authorization for an entire BTA if its signal is capable of covering at least two-thirds of the population within its BTA service area, excluding those who are located within the protected service areas of incumbent MDS/MMDS stations licensed to others. As discussed above, the industry proposal for new rules in the 2.5 GHz band requests that the FCC suspend the build-out requirements for BTAs while the proposed rulemaking is pending, and replace current BTA build-out requirements with a "substantial service" requirement at renewal. If this or a similar proposal is not adopted, and the BTA holder fails to meet the coverage requirement after the build-out period, then the BTA license for the portion of the BTA that is not capable of being served will be subject to forfeiture. The FCC's rules allow BTAs to be partitioned and BTA licensees are permitted to contract with other entities to allow them to file applications with the FCC for available spectrum within the partitioned area. We expect the FCC to renew BTA licenses after the expiration of their 10-year term if the authorization holder satisfies the coverage requirement and is in compliance with the Communications Act and the FCC's rules.

     BTAs. We hold authorizations for 90 BTAs acquired in the 1996 auction.Failure to remit installment payments in a timely manner or to meet the build-out deadlines could result in the forfeiture of some or all of the BTA authorizations that we hold. We believe that we have satisfied the applicable financial and coverage requirements, or that the FCC will suspend, extend or otherwise modify the build-out requirement, to allow us to retain substantially all our BTA authorizations in which we intend to operate. If the FCC does not suspend, extend or otherwise modify the August 2003 build-out requirement, we believe all of the BTAs that we hold and consider strategic to our long-term business strategy would be considered built out under current FCC rules, except for 19 BTAs. However, we believe we have sufficient MMDS or ITFS spectrum leased in approximately one-half of these remaining 19 BTAs to launch a 2G Internet system.

     In October 1997, we entered into a lease and purchase option agreement with CS Wireless for BTA channels in 10 BTAs and portions of four additional BTAs already licensed to us. Under this agreement, CS Wireless has agreed to reimburse us for all amounts paid to the FCC for the BTAs leased to CS Wireless. The agreement also provides CS Wireless the option to purchase the leased BTA channels. In July 2002, CS Wireless, along with its indirect parent WorldCom, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code. CS Wireless has reimbursed the Company for substantially all post-petition amounts owed to us. Approximately $87,000 in prepetition amounts related to BTA reimbursements remain unpaid. If CS Wireless assumes the BTA Agreement in its Chapter 11 proceeding, it will be required to pay all prepetition amounts owed to the Company.

     WCS Licenses. In February 1997, the FCC reallocated and assigned the use of the frequencies at 2305-2320 MHz and 2345-2360 MHz to WCS. WCS licensees are permitted to provide fixed, mobile and radio location services throughout their
2.3 GHz band. In addition, satellite digital audio radio service ("SDARS") may be provided on all frequencies in the band except for those at 2305-2310 MHz. WCS licenses, which generally are awarded by the FCC through competitive bidding, have terms of 10 years. Although the licenses carry with them a "renewal expectancy," each WCS licensee is subject to certain "substantial service" requirements that must be met during the initial license term. "Substantial service" is defined by the FCC as "service which is sound, favorable, and substantially above the level of mediocre service which just might minimally warrant renewal." Failure by a licensee to meet this requirement may result in a forfeiture of its license. We lease 20 MHz of WCS spectrum in 19 markets from CS Wireless, which spectrum is subject to an application for assignment to Nucentrix that is pending at the FCC. Some SDARS providers have proposed to deploy an extensive network of land-based repeaters that, if authorized by the FCC, could create interference that substantially impairs the use of WCS spectrum for two-way Internet, data and other services.

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

     Two-Way Authorization. In September 1998, the FCC amended its rules to allow for the use of MMDS spectrum for two-way digital services, including high-speed Internet, data, voice and video services. As amended, these rules are referred to as the "two-way rules." The two-way rules are intended to provide licensees and operators in the MDS, MMDS and ITFS spectrum with the technical and operational flexibility to add various digital two-way services to their current offerings. The two-way rules permit the use of MDS, MMDS and ITFS frequencies for both downstream and response transmissions. Two-way service is provided through the use of "response" stations, such as at the customer's premises, and response station "hubs," or base stations, which serve as collection points for response transmissions. The two-way rules also permit a cellular system design using a "signal booster station," or additional transmission site not located at the base station, which is used either to originate or relay signals to customers and also serve as a response station hub for those customers.

     Under the two-way rules, all MDS, MMDS and ITFS spectrum generally can be used for upstream or downstream communications. All spectrum will continue to be subject to the FCC's interference protection requirements and existing or future spectrum capacity lease agreements. In addition, MDS, MMDS and ITFS operators that operate digital two-way communications systems are permitted, subject to certain limitations, to "shift" required ITFS educational programming to any MDS, MMDS or ITFS channel within the same operating system, "load" ITFS programming onto less than the total number of channels licensed to a particular ITFS licensee or "swap" their spectrum for other spectrum in the same market. However, channel swaps represent changes in licensees and require the filing of applications with the FCC and receipt of FCC approval.

     Flexible Use Authorization. In September 2001, after a period of study of almost one year to identify additional spectrum for 3G wireless services, the FCC decided not to relocate incumbent license holders and operators in the 2.5 GHz band, such as the Company, to other frequency bands. In connection with this decision, the FCC also added a flexible use allocation to the 2.5 GHz band, making this band available for advanced mobile services, including 3G wireless systems. In October 2002, a coalition of MMDS and ITFS operators and licensees submitted a proposal to the FCC to replace the existing regulations for the 2.5 GHz band with new rules, including a new nationwide bandplan and geographic service areas that would accommodate deployment of 2G broadband wireless services. The same month, the FCC issued a public notice seeking comment on the proposal and, in March 2003, the FCC adopted a NPRM proposing technical rules for fixed, portable and mobile operations in the 2.5 GHz band. See
"Business -- Rules Proposal for 2.5 GHz Band" in this report.

     Regulation of Internet Service Providers. Congress has passed a number of laws that concern the Internet, including the Digital Millennium Copyright Act, the Children's Online Privacy Protection Act, the Children's Online Protection Act and the Protection of Children from Sexual Predators Act of 1998. A number of states and foreign countries have enacted or proposed similar legislation. Generally, these laws provide liability limitations for Internet service providers that do not knowingly engage in unlawful activity. We do not anticipate that compliance with these laws will have an adverse impact on us. However, we may be required to implement operating guidelines to comply with the laws and could be subject to liability if we fail to implement appropriate guidelines or otherwise violate any of these new laws.

     Aside from the use of spectrum, the FCC has held that Internet access services are "information services" not subject to FCC regulation. Nevertheless, the FCC has held that Internet dial-up traffic is interstate traffic subject to FCC jurisdiction. The U.S. Court of Appeals for the D.C. Circuit has remanded that decision for the second time, and the FCC has not yet addressed the most recent remand. There can, therefore, be no certainty that the providing of Internet access services will continue to be free from FCC regulation.

     Regulation of Telecommunications Services. If we begin providing wireless telecommunications services or voice over IP services, we may be subject to a variety of FCC and state regulation of our interstate and intrastate telecommunications services, respectively. Although the FCC currently does not consider voice over IP services to be telecommunications services, and thus does not regulate them as such, this position could change. Moreover, the regulatory status of voice over IP is unsettled at the state level, and a number of states have indicated that they will assert or attempt to assert regulatory jurisdiction over at least some voice over IP services. If we begin providing voice over IP, we may be subject to regulation in some states but not in others.

     The Cable Act. On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"). Pursuant to the Cable Act, effective October 6, 1993, commercial broadcasters may require cable operators and other multichannel video service providers to obtain their consent before retransmitting their signals. The FCC has exempted wireless cable providers from the retransmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable providers must obtain consent to retransmit broadcast signals. We believe that we have obtained or requested substantially all consents required to retransmit local broadcast signals in our wireless cable markets. We cannot assure you that existing consents will be maintained or renewed or that we will be able to obtain any additional necessary consents on terms satisfactory to us, if at all. Unlike hardwire cable systems, wireless cable systems are not required under the Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial and non-commercial television or qualified low power television signals.

     Copyright. Under the Federal copyright laws, permission from the copyright holder generally must be secured before certain video programs may be retransmitted. Under Section 111 of the Copyright Act of 1976, certain "cable systems," including wireless cable providers, are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the holders of copyrights in the programming if a compulsory copyright license is secured. Such a license may be obtained upon the filing of certain reports and the payment of certain fees set by copyright arbitration royalty panels. We believe we have obtained all compulsory copyright licenses required for each of our wireless cable markets.

     Other Regulations. As a lessee of antenna structure space, we indirectly (through contractual commitments) may be subject to Federal Aviation Administration regulation and FCC registration for the construction, maintenance and lighting of transmission towers and by certain local zoning regulations affecting construction of towers and other facilities. Federal environmental regulations, state and local environmental land use regulations and zoning regulations also may apply.

SPECTRUM ALLOCATION PROCEEDINGS FOR ADVANCED WIRELESS SERVICES

     We currently use spectrum at 2150-2160 MHz for upstream transmissions in our two existing broadband wireless systems. In November 2002, the FCC issued a Second Report and Order (the "Order") that allocated one 45-MHz frequency band at each of 1710-1755 MHz and 2110-2155 MHz for fixed and mobile advanced wireless services, including 3G services. Under the Order, our licenses and operations in the 2.1 GHz band would be relocated. In February 2003, the FCC released a Notice of Proposed Rulemaking (the "Subsequent NPRM") to consider possible relocation spectrum and procedures for MDS operations in the 2.1 GHz band. However, in February 2003, the Wireless Communications Association International, Inc. ("WCA"), the principal trade association for the MMDS industry, filed a Petition for Reconsideration of the Order ("WCA Petition"). The WCA Petition seeks reconsideration of the Order because, among other reasons, the Order purports to relocate 2.1 GHz licenses, many of which were purchased under the FCC's BTA auction in 1996, without identifying proposed comparable replacement spectrum or relocation reimbursement procedures.

     In July 2002, prior to the issuance of the Order and the Subsequent NPRM, the Company and the other major holders of MDS spectrum in the United States (BellSouth Corporation, Sprint Corporation and WorldCom), along with WCA, filed a proposal for a compromise solution with the FCC. The proposal provides that the holders of MDS spectrum at 2.1 GHz would agree to relocate to spectrum at 1910-

1916 MHz and 1990-1996 MHz, with the costs of relocation to be borne by the winners of the 1.7/2.1 GHz band auction. Among other parties, Nextel Communications, Inc. ("Nextel") has opposed this proposal, and has requested that the FCC provide Nextel with replacement spectrum at 1.9 GHz in connection with the possible realignment of public safety operations in the 800 MHz band.

     We are not able to predict whether the FCC will reconsider the Order or accept our proposal, nor can we determine at this time the impact that relocation to another band would have on our operations. Relocation of our 2.1 GHz licenses and operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service or render service uneconomic in certain areas.

TRADEMARKS

     We own common law trademark rights in and have United States trademark registrations on the trademarks NUCENTRIX BROADBAND NETWORKS, NUCENTRIX, CYBERWAVE, HEARTLAND CABLE TELEVISION and in the stylized mark HEARTLAND. We consider these intellectual property rights important to our business.

EMPLOYEES

     As of February 28, 2003, we had approximately 100 employees. None of our employees is subject to a collective bargaining agreement. We have experienced no work stoppages and believe that we generally have good relations with our employees. We also use the services of independent contractors in our wireless cable systems.

REORGANIZATION

     On December 4, 1998, we filed a voluntary, prenegotiated Plan of Reorganization (the "Plan") and disclosure statement under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (In re Heartland Wireless Communications, Inc., Case No. 98-2692 (JJF)). We filed the Plan with the prepetition agreement from the holders of more than 70% in principal amount of our $115 million 13% senior notes and $125 million 14% senior notes to support the Plan. On March 15, 1999, the Bankruptcy Court confirmed our Plan, which became effective on April 1, 1999 (the "Effective Date"). As of the Effective Date we changed our name from Heartland Wireless Communications, Inc. ("Heartland"), to Nucentrix Broadband Networks, Inc. We also adopted Fresh Start Reporting as of the Effective Date. See
"MD&A -- Effects of Reorganization" in this report.

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

     Under the Plan we also were obligated to issue warrants to acquire an additional 275,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of the Company. These warrants were allocated pro rata to holders of Heartland common stock, and substantially all of these warrants were issued in 2002.

TRANSACTIONS

     In February 2003, we sold seven MDS/MMDS channels in Seminole, Texas to a rural telephone cooperative for approximately $100,000. We estimate that the channels include approximately 9,000 households in their coverage area.

     In February 2003, we partitioned and sold our BTA rights in two counties in Eastern New Mexico from our Amarillo, Texas BTA to a rural telephone cooperative for $88,000. We estimate that the partitioned portion of the BTA includes approximately 8,000 households in its coverage area, and that up to 13 MDS/MMDS channels should be available for licensing.

     In September 2002, in connection with a market interference agreement entered into in 1996, we entered into an agreement to assign our Brownwood and San Angelo, Texas BTAs and 21 BTA channels (12 in Brownwood and nine in San Angelo) to a rural telephone cooperative for $210,000, net of BTA debt. We estimate that the unencumbered portion of the BTAs includes approximately 32,000 households in its coverage area. This transaction is subject to FCC approval.

SEGMENT INFORMATION

     Based on the criteria outlined in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Nucentrix is comprised of two reportable segments: (1) wireless cable and (2) broadband wireless. See note 1(s) of the notes to consolidated financial statements included in Item 8 of this report. Although revenues from our broadband wireless segment were immaterial in 2002, 2001 and 2000, financial data regarding each of our segments is contained in note 16 of the notes to consolidated financial statements included in Item 8 hereof, which is incorporated herein by reference.

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

 WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NECESSARY TO IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY ON SATISFACTORY TERMS AND CONDITIONS.

     To implement our long-term business strategy, we will need additional capital for capital expenditures, operating expenses, system development costs and acquisition costs, including debt that may be assumed in future acquisitions. We plan to finance these activities by debt or equity financings, secured or unsecured credit facilities, vendor financing, sales of assets, joint ventures or other arrangements. We cannot assure you that we will be able to obtain the financing we will need to fund the implementation of our long-term business strategy on satisfactory terms and conditions, if at all. If we incur additional debt, we may have to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest, which may cause us to be more vulnerable to competitive pressures and economic downturns. Our failure to obtain additional financing in a timely manner and on acceptable terms would adversely affect our ability to continue as a going concern and may require us to delay, reduce or eliminate the launch of new high-speed Internet access systems or sell some or a substantial portion of our assets.

 WE ARE PURSUING A NEW BUSINESS THAT WE HAVE NOT PREVIOUSLY OPERATED ON A LARGE SCALE. WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY OR REVERSE OUR HISTORY OF LOSSES.

     We historically have used our radio spectrum to provide wireless cable services and incurred substantial operating and net losses from these operations. The principal focus of our long-term business strategy currently is to transition the use of our MDS, MMDS and ITFS spectrum to fixed, portable and mobile broadband wireless services, such as high-speed Internet access. We have launched commercial high-speed Internet access service in only two of our markets, and the revenues that we have received in these two initial markets are immaterial to date (approximately 1.4% of consolidated revenues in 2002). When we determine to deploy additional markets, we intend to increase our capital expenditures to develop and launch broadband wireless services in additional markets, and we expect operating expenses from our broadband wireless operations to exceed revenues from those operations until our customer base increases. As a result, we anticipate that our net and operating losses will continue until we successfully implement our business strategy. We cannot assure you that we can develop, market and expand our broadband wireless services in the two initial markets or any additional markets to the extent necessary to successfully compete in the broadband services industry.

 WE EXPECT THAT OPEN TECHNOLOGY STANDARDS AMONG MMDS EQUIPMENT MANUFACTURERS WILL LOWER EQUIPMENT AND OTHER COSTS FOR SERVICE PROVIDERS. THERE IS NO ASSURANCE THAT THESE STANDARDS WILL EVOLVE.

     We believe that open, or non-proprietary, manufacturing standards ultimately are necessary in 2G MMDS technology to lower infrastructure and customer premise equipment costs, and allow for interoperability and flexibility for service providers. Although there are discussions among various vendors to develop open standards in this area, there is no assurance that these standards will evolve in the near future or at all. The failure of these standards to evolve could result in higher operating costs and unacceptable operating margins.

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

     Our continued ability to acquire, lease and maintain MDS, MMDS and ITFS spectrum, which is vital to our operations, is subject to extensive regulation. These regulations directly affect the breadth of services we are able to offer, as well as the rates, terms and conditions of those services. We also are affected indirectly by other governmental regulations of companies that offer competing services. Regulations and their application are subject to continual change as a result of new legislation, regulations adopted from time to time by regulatory authorities and judicial interpretation of these laws and regulations. We are not able to predict the extent to which any change in the regulatory environment could affect our business. We cannot assure you that changes in legislation, regulations and interpretations would not have a significant adverse impact on our ability to implement our business strategy.

     Aside from the use of spectrum, the FCC has held that Internet access services are "information services" not subject to FCC regulation. Nevertheless, the FCC has held that the Internet dial-up traffic is interstate traffic subject to FCC jurisdiction. The U.S. Court of Appeals for the D.C. Circuit has remanded that decision for the second time, and the FCC has not yet addressed the most recent remand. There can, therefore, be no certainty that the providing of Internet access services will continue to be free from FCC regulation. Moreover, if we begin providing wireless telecommunications services or voice over IP services, we will be subject to FCC and state regulation of our interstate and intrastate telecommunications services, respectively, and may be subject to regulation of our voice over IP services.

 CHANGES IN THE REGULATORY STATUS OF THE 2.5 GHZ BAND MAY DELAY DEPLOYMENT OF 2G BROADBAND SYSTEMS.

     Use of the 2.5 GHz band for 2G fixed, portable and mobile services will require an extensive rulemaking proceeding at the FCC to adopt technical, operating and licensing rules in this band. The failure to finalize interference rules in the 2.5 GHz band on a timely basis could delay, limit or prevent the launch of fixed, portable or mobile services in this band.

 WE COULD BE REQUIRED TO RELOCATE EXISTING AND FUTURE OPERATIONS IN THE 2.1 GHZ BAND TO ACCOMMODATE 3G MOBILE SYSTEMS.

     We currently use the 2.1 GHz band in our two existing broadband wireless networks. In November 2002, the FCC issued an Order that allocated one 45-MHz frequency band at each of 1710-1755 MHz and 2110-2155 MHz for fixed and mobile advanced wireless services, including 3G services. Under the Order, our licenses and operations in the 2.1 GHz band would be relocated. In February 2003, the FCC released a subsequent Notice of Proposed Rulemaking to consider possible relocation spectrum and procedures for MDS operations in the 2.1 GHz band. However, in February 2003, WCA filed a Petition for Reconsideration of the Order. We are not able to predict with certainty whether the FCC will reconsider the Order, nor can we determine at this time the impact that relocation would have on our operations; however, relocation of operations to another frequency band could require new or additional equipment, raise operating costs, delay the provision of service or render service uneconomic in certain areas.

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

     We acquired authorizations for over 90 BTAs in August 1996 at a total cost of approximately $19.8 million. As of February 28, 2003, $8.4 million in principal amount of this debt remained payable quarterly through August 2006. Each BTA is subject to an individual installment note. If we fail to make one or more scheduled installment payments on a BTA note after any applicable grace period, that BTA authorization may be forfeited to the FCC.

     To retain a BTA authorization, we must provide a required level of service in the BTA by August 2003. We will satisfy the service requirement for a BTA under current FCC regulations if we construct MDS and MMDS stations capable of providing a signal to at least two-thirds of the BTA population outside of the service areas of other MDS and MMDS operators within our BTAs. The industry proposal for new rules for the 2.5 GHz band requests that the FCC suspend BTA build-out requirements while a proposed rulemaking is pending, and replace those requirements with a uniform "substantial service" requirement at renewal of the BTA authorizations in 2006. If the FCC does not adopt this or a similar proposal, then a BTA authorization for the portion of the BTA that is not capable of being served may be subject to forfeiture. Constructing MDS and MMDS channels capable of providing service to the required population in unconstructed BTAs could require substantial capital expenditures.

 THE CONVERSION OF OUR EXISTING WIRELESS CABLE SUBSCRIBERS WILL REQUIRE US TO MARKET, SELL AND INSTALL DIRECTV PROGRAMMING SERVICES TO EXISTING SUBSCRIBERS WHO CHOOSE TO ACCEPT THE CONVERSION OFFER. WE DO NOT EXPECT OUR EXISTING WIRELESS CABLE SUBSCRIBER BASE TO GENERATE MATERIAL REVENUES OR CASH FLOWS FOR THE COMPANY BEYOND 2003.

     Our sales agency agreements with DIRECTV and Pegasus require us to market, sell and install DIRECTV programming packages to our existing wireless cable subscribers, except for approximately 5,700 subscribers in Central Texas, to whom Time Warner Cable has agreed to market, sell and install a conversion offer. The failure of the Company or Time Warner Cable to effectively market, sell or install conversion offers, or poor subscriber response to the conversion program, will reduce the amounts payable by DIRECTV, Pegasus and Time Warner Cable to us for converted subscribers. Except for a nominal residual royalty and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to generate material revenues or cash flows for the Company beyond 2003. Although we intend to reduce expenditures associated with our wireless cable business, ongoing costs of maintaining our strategic FCC spectrum licenses and leases, as well as other corporate overhead, will exceed revenues as we implement the conversion program.

 WE DEPEND ON KEY PERSONNEL. IF WE LOSE OUR CHIEF EXECUTIVE OFFICER OR CERTAIN OTHER MEMBERS OF SENIOR MANAGEMENT, OUR ABILITY TO IMPLEMENT OUR LONG-TERM BUSINESS STRATEGY COULD BE ADVERSELY AFFECTED.

     Our future success largely depends on the expertise of Carroll D. McHenry, our Chief Executive Officer, President and Chairman of the Board, and certain other members of senior management. We have employment agreements with Mr. McHenry and other members of senior management, but do not maintain a key person life insurance policy on the life of Mr. McHenry or other members of senior management.

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

 WE MAY BE LIABLE FOR INFORMATION SENT THROUGH OUR NETWORK.

     The law relating to the liability of Internet access providers for information carried on, stored on or disseminated through their network is unsettled. A number of private lawsuits seeking to impose liability upon Internet access providers currently are pending or have been adjudicated. In addition, legislation has been enacted and new legislation has been proposed at both the federal and state levels as well as in foreign countries that imposes or would impose liability for the transmission of or prohibits the transmission of certain types of information on the Internet, including sexually explicit and gambling information. While no one has ever asserted a claim against us relating to this issue, someone may assert a claim of that type in the future and may be successful in imposing liability on us. Although we carry Internet liability insurance, it may not be adequate to compensate claimants or may not cover us if we become liable for information carried on or disseminated through our networks.

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

     The principal physical assets of our operating systems consist of satellite signal reception equipment, radio transmitters and transmission antennas and customer premises equipment. We lease space or have options to lease space for our broadband wireless operations on about 100 communications towers. The leases and options have terms from one to 15 years.

ITEM 3. LEGAL PROCEEDINGS

     Settlement of Late Fee and Other Lawsuits. From time to time we have been a party to several purported class action lawsuits alleging that we overcharged our customers for administrative late fees, and that we breached various state consumer lease and credit laws and federal privacy and notice statutes. As of the date of filing of our last Quarterly Report on Form 10-Q, four of these lawsuits remained pending:

     - Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-05-8388-CV), filed in May 1998 in the 79th Judicial District Court in Brooks County, Texas (dismissed and appealed),

     - John Nolen, Jr., et al. v. Nucentrix Broadband Networks, Inc. (DC-00-155), filed in May 2000 in the 229th Judicial District Court in Duval County, Texas,

     - Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134), filed in October 2000 in U.S. District Court for the Southern District of Texas, Laredo Division (dismissed and appealed), and

     - Perez, et al. v. Nucentrix Broadband Networks, Inc. (01-141-D), filed in March 2001 in the 105th Judicial District Court in Kleberg County, Texas.

     In December 2002, the U.S. Supreme Court denied the plaintiff's application for writ of certiorari in the federal Nolen lawsuit. In addition, in December 2002 we removed the state court cases in Nolen and Perez to federal court.

     In January 2003, we entered into a Settlement Agreement with all named plaintiffs in the lawsuits listed above, as well as all named plaintiffs in prior similar lawsuits, settling all claims brought by these plaintiffs in such matters.

     Other. We are involved in routine legal and regulatory proceedings incident to our business. We do not believe that any other pending legal or regulatory matter will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

     Our annual meeting of stockholders for 2003 is scheduled for May 13, 2003. This date has changed by more than 30 days from the June 28 date of our 2002 annual meeting of stockholders. Therefore, in accordance with the Exchange Act, the dates originally disclosed in our proxy statement for the 2002 annual meeting by which stockholder proposals for the 2003 annual meeting must be delivered to Nucentrix for purposes of Rule 14a-8 and Rule 14a-4(c) of the Exchange Act have been changed to April 2, 2003, as described below.

     To qualify for inclusion in the proxy statement and form of proxy for our 2003 annual meeting of stockholders, under Rule 14a-8 of the Exchange Act we must receive a proposal intended by a stockholder for presentation at that meeting at our principal executive offices on or before April 2, 2003. Under Rule 14a-4(c) of the Exchange Act, the Board of Directors may exercise discretionary voting authority under proxies solicited by it on any matter properly presented by a stockholder at our 2003 annual meeting that the stockholder does not seek to have included in our proxy statement under Rule 14a-8 of the Exchange Act if, except as described in the following sentence, the proxy statement discloses the nature of the matter and how the Board of Directors intends to exercise its discretion to vote on such matter. If we first receive notice of such matter after April 2, 2003, the Board of Directors may exercise discretionary voting authority on any matter as permitted under Rule 14a-4(c)(2), without including any discussion of the matter in the proxy statement for the 2003 annual meeting. We reserve the right to reject, rule out of order or take other appropriate action on any proposal that does not comply with the requirements described above and other applicable requirements.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common Stock. Our common stock is traded on The Nasdaq Stock Market under the symbol "NCNX." The following sets forth the high and low sale prices of our common stock as reported on The Nasdaq Stock Market for the last two fiscal years.

FISCAL YEAR 2002                                               HIGH     LOW
----------------                                              ------   -----
January 1, 2002 to March 31, 2002...........................  $13.65   $8.70
April 1, 2002 to June 30, 2002..............................  $ 8.81   $2.15
July 1, 2002 to September 30, 2002..........................  $ 2.30   $0.80
October 1, 2002 to December 31, 2002........................  $ 1.75   $0.75

FISCAL YEAR 2001                                               HIGH     LOW
----------------                                              ------   -----
January 1, 2001 to March 31, 2001...........................  $16.63   $9.38
April 1, 2001 to June 30, 2001..............................  $12.25   $7.02
July 1, 2001 to September 30, 2001..........................  $12.20   $6.65
October 1, 2001 to December 31, 2001........................  $12.50   $9.09

     The closing sale price of our common stock on March 14, 2003, was $2.05 per share. The number of record holders of common stock as of March 14, 2003, was 17.

     Equity Compensation Plan Information. The following table provides information regarding all equity compensation plans as of December 31, 2002, that provide for the award of securities or grant of options, warrants or rights to purchase securities of Nucentrix to employees or any other person. We do not have any equity compensation plans that have not been approved by our stockholders.

                                                                                             (C)
                                                                                     NUMBER OF SECURITIES
                                          (A)                                        REMAINING AVAILABLE
                                  NUMBER OF SECURITIES             (B)               FOR FUTURE ISSUANCE
                                      TO BE ISSUED          WEIGHTED-AVERAGE             UNDER EQUITY
                                    UPON EXERCISE OF         EXERCISE PRICE           COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,   OF OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
PLAN CATEGORY                     WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                     --------------------   -----------------------   ------------------------
Equity Compensation Plans
  Approved by Security
  Holders.......................        530,000                  $12.59                    564,548
Equity Compensation Plans Not
  Approved by Security
  Holders.......................              0                     N/A                          0
                                        -------                                            -------
     Total......................        530,000                  $12.59                    564,548

DIVIDENDS

     We have not paid any cash dividends on our common stock, and do not intend to pay cash dividends in the foreseeable future. Our Board of Directors may reexamine our dividend policy from time to time. However, if we raise capital in the future through financings, the terms of these financings may restrict or prohibit us from paying any dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents summary historical financial and other data for Nucentrix. As a result of the application of Fresh Start Reporting in connection with the Plan, financial information as of December 31, 2002, 2001, 2000 and 1999, and for the years ended December 31, 2002, 2001 and 2000, and the period from the Effective Date to December 31, 1999 (the "Successor Period"), is presented on a different basis than the financial information as of December 31, 1998, and for the year ended December 31, 1998, and for the period from January 1, 1999, to the Effective Date (collectively, the "Predecessor Period"). See
Item 1, "Business -- Reorganization" in this report. The selected historical financial data presented below as of and for each of the years in the five year period ended December 31, 2002, is derived from the audited consolidated financial statements of Nucentrix. Historically, we have used our spectrum primarily to deliver wireless cable services. In 2002, we began to convert our wireless cable subscriber base to clear our spectrum to provide broadband wireless Internet, data and other services. Therefore, our historical results are not necessarily indicative of our future results as we pursue our business strategy as described in Item 1, "Business -- Overview." You should read the financial data below together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with Nucentrix's consolidated financial statements, including the notes thereto, included elsewhere in this report.

                                                            SUCCESSOR                                       PREDECESSOR
                                  --------------------------------------------------------------   ------------------------------
                                                                                  PERIOD FROM        PERIOD FROM
                                   YEAR ENDED     YEAR ENDED     YEAR ENDED    EFFECTIVE DATE TO   JANUARY 1, 1999    YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     DECEMBER 31,       TO EFFECTIVE     DECEMBER 31,
                                      2002           2001           2000             1999               DATE             1998
                                  ------------   ------------   ------------   -----------------   ---------------   ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues........................    $ 35,159       $ 49,780       $ 61,046         $ 52,009           $ 18,466        $  73,989
Operating expenses:
  System operations.............      20,451         25,703         28,437           23,767              8,599           35,790
  Selling, general and
    administrative..............      20,958         25,510         32,811           26,125              9,156           36,367
  Depreciation and
    amortization................      20,572         25,670         27,321           19,167              6,104           39,550
  Impairment of long-lived
    assets(1)...................       4,843         14,100             --               --                 --          105,791
                                    --------       --------       --------         --------           --------        ---------
    Total operating expenses....      66,824         90,983         88,569           69,059             23,859          217,498
                                    --------       --------       --------         --------           --------        ---------
Operating loss..................     (31,665)       (41,203)       (27,523)         (17,050)            (5,393)        (143,509)
Interest income (expense),
  net...........................        (761)          (242)           605              334                102          (34,436)
Equity in losses of
  affiliates....................          --             --             --               --                 --          (30,340)
Other income (expense)..........       1,066            589          4,839              483                  2              (10)
                                    --------       --------       --------         --------           --------        ---------
Loss before reorganization
  costs, income taxes and
  extraordinary item............     (31,360)       (40,856)       (22,079)         (16,233)            (5,289)        (208,295)
Reorganization costs (2)........          --             --             --           (1,011)            (2,311)          (3,266)
                                    --------       --------       --------         --------           --------        ---------
Loss before income taxes and
  extraordinary item............     (31,360)       (40,856)       (22,079)         (17,244)            (7,600)        (211,561)
Income tax benefit..............          --             --             --               --                 --               --
                                    --------       --------       --------         --------           --------        ---------
Loss before extraordinary
  item..........................     (31,360)       (40,856)       (22,079)         (17,244)            (7,600)        (211,561)
Extraordinary item..............          --             --             --               --            173,783               --
                                    --------       --------       --------         --------           --------        ---------
Net income (loss)...............    $(31,360)      $(40,856)      $(22,079)        $(17,244)          $166,183        $(211,561)
                                    ========       ========       ========         ========           ========        =========
Net loss per new common share --
  basic and diluted(3)..........    $  (3.01)      $  (3.95)      $  (2.17)        $  (1.71)               N/A              N/A
                                    ========       ========       ========         ========           ========        =========

                                                            SUCCESSOR                                       PREDECESSOR
                                  --------------------------------------------------------------   ------------------------------
                                                                                  PERIOD FROM        PERIOD FROM
                                   YEAR ENDED     YEAR ENDED     YEAR ENDED    EFFECTIVE DATE TO   JANUARY 1, 1999    YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     DECEMBER 31,       TO EFFECTIVE     DECEMBER 31,
                                      2002           2001           2000             1999               DATE             1998
                                  ------------   ------------   ------------   -----------------   ---------------   ------------
                                                                      (DOLLARS IN THOUSANDS)
OTHER DATA:
EBITDA(4).......................    $(11,093)      $(15,533)      $  (202)          $2,117             $   711          $1,832
Net cash provided by (used in)
  operating activities..........      (6,423)        (2,935)       (1,942)           5,593               2,449          (8,377)
Net cash provided by (used in)
  investing activities..........         271         (1,848)       (4,552)          (3,949)             (4,959)         (2,038)
Net cash used in financing
  activities....................      (1,758)        (2,006)         (285)            (302)               (576)         (1,730)
Capital expenditures............       1,009          2,445        10,335           10,199               5,097          13,473

                                                              SUCCESSOR                           PREDECESSOR
                                      ---------------------------------------------------------   ------------
                                         AS OF          AS OF          AS OF          AS OF          AS OF
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          2002           2001           2000           1999           1998
                                      ------------   ------------   ------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...........     $7,454        $15,364        $22,153        $28,932       $  30,676
Restricted assets...................         --            300            599            650           1,011
Systems and equipment, net(1).......      5,257         22,670         42,159         55,993          61,037
License and leased license
  investment, net(1)................     49,853         57,586         69,713         73,310          79,703
Total assets........................     75,069        104,182        143,280        168,811         186,032
Long-term debt, including current
  portion...........................     11,294         13,024         14,961         16,516          16,277
Liabilities subject to
  compromise(2).....................         --             --             --             --         322,781
Total stockholders' equity
  (deficit).........................     42,056         73,653        109,684        130,045        (165,090)

---------------

(1) In the fourth quarter of 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, we wrote down systems and equipment, and license and leased license investments (spectrum licenses and leases), to estimated fair value, which resulted in a non-cash impairment charge of $4.8 million. In the fourth quarter of 2001, in accordance with SFAS No. 121 (which has been superseded by SFAS No. 144), we also wrote down systems and equipment, and license and leased license investments to estimated fair value, which resulted in a non-cash impairment charge of $14.1 million. See
    Item 7, "MD&A -- Results of Operations for the Three Years Ended December 31, 2002 -- Impairment of Long-Lived Assets," and note 3 to the consolidated financial statements included in this report. In the second and third quarters of 1998, we wrote down license and leased license investments, systems and equipment and other long-lived assets to estimated fair value, which resulted in a non-cash impairment charge of $105.8 million.

(2) We filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 4, 1998. Our Plan was confirmed on March 15, 1999, and became effective on April 1, 1999. Accordingly, we have reclassified our prior senior and subordinated notes, which were subject to compromise in the reorganization, to "Liabilities Subject to Compromise" at December 31, 1998. Expenses related to our reorganization, such as professional fees and administrative expenses, were classified as "Reorganization costs." See note 2 to the consolidated financial statements included in this report.

(3) Loss per basic and diluted common share for each period presented has been calculated using the provisions of SFAS No. 128, "Earnings per Share." Earnings per share information has not been presented for the Predecessor Period because Nucentrix was recapitalized on the Effective Date, in connection with the Plan, and accordingly, per share amounts are not comparable between the

    Predecessor Period and the Successor Period. See note 2 to the consolidated financial statements included in this report.

(4) "EBITDA," or earnings before interest, taxes, depreciation and amortization, for 2002 and 2001 includes non-cash charges for impairment of long-lived assets of $4.8 million and $14.1 million, respectively. EBITDA is widely used by analysts, investors and other interested parties as a measure of operating results in the Internet, cable television and telecommunications industries, due to the significant initial capital investment typically required by companies in these industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or net loss as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another.

     A reconciliation of EBITDA to net income (loss) is as follows:

                                                    SUCCESSOR                                       PREDECESSOR
                          --------------------------------------------------------------   ------------------------------
                                                                          PERIOD FROM        PERIOD FROM
                           YEAR ENDED     YEAR ENDED     YEAR ENDED    EFFECTIVE DATE TO   JANUARY 1, 1999    YEAR ENDED
                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     DECEMBER 31,       TO EFFECTIVE     DECEMBER 31,
                              2002           2001           2000             1999               DATE             1998
                          ------------   ------------   ------------   -----------------   ---------------   ------------
                                                              (DOLLARS IN THOUSANDS)
EBITDA..................    $(11,093)      $(15,533)      $   (202)        $  2,117           $    711        $   1,832
Depreciation and
  amortization..........     (20,572)       (25,670)       (27,321)         (19,167)            (6,104)         (39,550)
Impairment of long-lived
  assets................          --             --             --               --                 --         (105,791)
                            --------       --------       --------         --------           --------        ---------
Operating loss..........     (31,665)       (41,203)       (27,523)         (17,050)            (5,393)        (143,509)
Interest income
  (expense), net........        (761)          (242)           605              334                102          (34,436)
Equity in losses of
  affiliates............          --             --             --               --                 --          (30,340)
Other income
  (expense).............       1,066            589          4,839              483                  2              (10)
                            --------       --------       --------         --------           --------        ---------
Loss before
  reorganization costs,
  income taxes and
  extraordinary item....     (31,360)       (40,856)       (22,079)         (16,233)            (5,289)        (208,295)
Reorganization costs....          --             --             --           (1,011)            (2,311)          (3,266)
                            --------       --------       --------         --------           --------        ---------
Loss before income taxes
  and extraordinary
  item..................     (31,360)       (40,856)       (22,079)         (17,244)            (7,600)        (211,561)
Extraordinary item......          --             --             --               --            173,783               --
                            --------       --------       --------         --------           --------        ---------
Net income (loss).......    $(31,360)      $(40,856)      $(22,079)        $(17,244)          $166,183        $(211,561)
                            ========       ========       ========         ========           ========        =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     General. We provide broadband wireless Internet and wireless subscription television services using radio spectrum licensed by the FCC in the 2.1 GHz and
2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the BTA authorization, or otherwise license or lease MDS, MMDS and ITFS spectrum, in 93 markets covering an estimated 8.4 million total households. On average, we own or lease approximately 130 MHz of spectrum per market. Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. See Item 1, "Business -- Overview" in this report.

     Historically, we have used our spectrum to provide wireless subscription television services, commonly referred to as "wireless cable." We presently have wireless cable transmission facilities constructed and operating in 43 markets in seven states. At February 28, 2003, we had approximately 13,600 wireless cable customers, including approximately 13,200 customers who subscribed only to programming service provided over our MMDS spectrum, and 400 "combo" subscribers who subscribed to both our MMDS programming service and to DIRECTV programming service sold by us. In addition, at February 28, 2003, there were approximately 18,000 customers who received only DIRECTV programming sold by us. In March 2002, as part of our long-term plan to clear our spectrum for broadband Internet and other advanced wireless services, we announced the signing of agreements with DIRECTV, Pegasus and Time Warner Cable to convert substantially all of our wireless cable subscribers to programming provided by these entities. See Item 1, "Business -- Conversion of Wireless Cable Business" in this report.

     Revenues. Our revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental and other miscellaneous fees and revenues from our agency relationship with DIRECTV (which include revenues from the conversion program discussed in Item 1, "Business," in this report). Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to our wireless cable subscribers and systems because revenues and subscribers from our Internet business were immaterial in 2002 (approximately 1.4% of consolidated revenues), 2001 (approximately 1% of consolidated revenues) and 2000 (less than 1% of consolidated revenues).

     Subscription revenues from wireless cable subscribers and continuing monthly service fees from DIRECTV for each DIRECTV customer generated are recognized as service is provided. If the Company does not meet minimum subscriber benchmarks each year, the DIRECTV continuing monthly service fee will be reduced.

     Effective January 1, 2001, wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period. For recognition of wireless cable installation revenue, this period was three years in 2001 and one year in 2002. For recognition of DIRECTV installation and agency revenue, this period was three years in 2001 and 2002. A chargeback reserve is recorded for all DIRECTV contingencies. Prior to 2001, wireless cable installation revenue was offset against the nonrecoverable portion of installation costs, with the excess cost capitalized and amortized to depreciation expense over the expected subscriber relationship period of three years. Prior to 2001, DIRECTV installation revenue (cash received directly from the customer in conjunction with the sale) was offset against direct incremental costs, with the resulting amount recorded as a net asset. This asset, referred to as "subscriber acquisition costs," was amortized as a component of Selling, General and Administrative expense in proportion to the revenues projected to be generated over the expected subscriber relationship period. Revenue from our agency relationship with DIRECTV (other than monthly service fees) was recognized as the contingencies related to each revenue component were resolved. A chargeback reserve was not recorded for canceled subscribers. The Company revised the application of its SFAS No. 51 accounting for wireless cable installation and DIRECTV revenues prospectively, effective January 1, 2001, as discussed above. See "MD&A -- Revised Application of Accounting Policy in 2001" in this report.

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

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses include office and administrative costs of operating our 43 wireless cable and two Internet markets, as well as sales and marketing and bad debt expenses related to these operations and corporate costs directly and indirectly allocated to these operations. In addition, the direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense over the expected subscriber relationship period of three years. Prior to 2001, the direct incremental cost was offset by DIRECTV installation revenue, with only the resulting excess cost recorded as subscriber acquisition costs and amortized as a component of SG&A expense in proportion to revenues projected to be generated over the expected subscriber relationship period. The Company revised the application of its SFAS No. 51 accounting for DIRECTV installation revenue prospectively, effective January 1, 2001, as discussed above. See Item 7, "MD&A -- Revised Application of Accounting Policy in 2001" in this report.

     Depreciation and Amortization Expense. Depreciation and amortization expense includes depreciation of systems and equipment and capitalized installation costs, and amortization of license and leased license investment. Our policy is to capitalize the direct costs of wireless cable installations. These direct costs include reception materials and equipment on subscriber premises and installation labor. These direct costs are capitalized as systems and equipment in the accompanying consolidated balance sheets, and are amortized over the useful life of the asset (currently 12 months) for the recoverable portion and the estimated average subscription term (currently 12 months) for the nonrecoverable portion of such costs. Prior to January 1, 2002, the recoverable portion of such costs was amortized over an estimated useful life of five years, and the nonrecoverable portion was amortized over an estimated average subscription term of three years. The nonrecoverable portion of the cost of a wireless cable installation becomes fully depreciated upon disconnection of the subscriber. Prior to 2001, the Company capitalized only the excess of nonrecoverable costs of wireless cable installations over installation revenue. The Company revised the application of its SFAS No. 51 accounting for wireless cable nonrecoverable installation costs prospectively, effective January 1, 2001, as discussed above. See "MD&A -- Revised Application of Accounting Policy in 2001" in this report.

     EBITDA. EBITDA, or earnings before interest, taxes, depreciation and amortization, for 2002 and 2001 includes non-cash charges for impairment of long-lived assets of $4.8 million and $14.1 million, respectively. EBITDA is widely used by analysts, investors and other interested parties as a measure of operating results in the Internet, cable television and telecommunication industries due to the significant initial capital investment typically required by companies in these industries. EBITDA is also widely accepted as a financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by GAAP and should not be considered an alternative to net income or net loss as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. See note (4) to the Selected Financial Data contained in Item 6 of this report, for a reconciliation of the differences between our EBITDA and net loss.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2002

     The following table summarizes the operating results for the years ended December 31, 2002, 2001 and 2000:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Revenues................................................  $35,159   $49,780   $61,046
System operations expense...............................   20,451    25,703    28,437
System operations expense percent of revenue............       58%       52%       47%
Selling, general and administrative expense.............   20,958    25,510    32,811
Selling, general and administrative expense percent of
  revenue...............................................       60%       51%       54%
Depreciation and amortization...........................   20,572    25,670    27,321
Impairment of long-lived assets.........................    4,843    14,100        --
Interest income.........................................      318       984     1,976
Interest expense........................................    1,079     1,226     1,371
Other income (expense)..................................    1,066       589     4,839
Net cash used in operating activities...................   (6,423)   (2,935)   (1,942)
Net cash provided by (used in) investing activities.....      271    (1,848)   (4,552)
Net cash used in financing activities...................   (1,758)   (2,006)     (285)

     Revenues. Our revenues were $35.2 million in 2002, $49.8 million in 2001 and $61.0 million in 2000 representing a 29% decrease from 2001 to 2002, and an 18% decrease from 2000 to 2001. The average number of wireless cable subscribers for the year ended December 31, 2002, was 60,600 compared to 94,000 and 121,000 for the years ended December 31, 2001 and 2000, respectively. In addition, during the years ended December 31, 2002, 2001 and 2000, we had 20,300, 23,000 and 16,500 average subscribers, respectively, who received only DIRECTV programming sold by us. Beginning in January 2000, we did not include these customers in our reported wireless cable subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber.

     The decline in revenues from 2001 to 2002 and from 2000 to 2001 was primarily due to fewer total wireless cable subscribers resulting from:

     - the closing in 2002 of 14 of our wireless cable systems (see Item 1, "Business -- Conversion of Wireless Cable Business" in this report),

     - decreased sales and marketing as we continued to shift our principal business focus from wireless cable to broadband wireless services,

     - price increases for our wireless cable service in the first and third quarters of 2001 which resulted in increased disconnects by video subscribers in 2001, and

     - the suspension, in seven markets in March 2000, of our offer of video programming provided solely over MMDS frequencies in anticipation of transitioning this spectrum to Internet services.

     In addition, in 2001 the Company adjusted the fair value of its liabilities at Fresh Start by $2.5 million, and correspondingly reduced revenues that had been deferred and recognized since Fresh Start. Also, in connection with its revised application of SFAS No. 51 in 2001, the Company established a $2.2 million chargeback reserve for canceled subscribers. These two changes resulted in a reduction in total revenues in 2001 of $4.7 million. See "MD&A -- Revised Application of Accounting Policy in 2001" in this report.

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

     Average monthly recurring revenue per subscriber was $38.18, $37.06 and $35.44 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase over these periods is due to overall higher priced packages being purchased by our subscribers, including increased purchases of premium programming and price increases for wireless cable services.

     We expect to convert the remainder of our wireless cable subscriber base to satellite programming provided by DIRECTV and Pegasus, and cable programming provided by Time Warner Cable, in 2003. Except for a nominal residual royalty and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to continue to generate material revenues or cash flows for the Company beyond 2003. See Item 1, "Business -- Conversion of Wireless Cable Business" in this report. We expect to recognize revenues associated with the conversion of subscribers to DIRECTV and Pegasus to the extent of direct selling costs incurred, and the remainder to be deferred and amortized to income over the expected subscriber relationship period of three years. A chargeback reserve will be recorded for all DIRECTV contingencies. We do not expect the decline in revenues to be offset materially by an increase in revenues from our Internet business in 2003, as we plan to deploy no more than two 2G Internet systems before the end of the first quarter of 2004. See Item 1, "Business -- Business Strategy" in this report.

     System Operations Expense. System operations expense was $20.5 million in 2002, $25.7 million in 2001 and $28.4 million in 2000. As a percentage of revenues, system operations expense was 58% in 2002, 52% in 2001 and 47% in 2000. The decrease in system operations expense over the periods presented was primarily due to lower programming expense as a result of fewer subscribers. System operations expense as a percent of revenue increased in all three years due to lower overall revenues and higher costs under certain spectrum leases that were renegotiated in preparation for providing broadband wireless services, and due to the fixed portion of technical labor in certain wireless cable markets which has been reduced to minimum levels with the decline in subscribers. We expect system operations expense to decrease further in 2003 in connection with the conversion of our wireless cable subscriber base. See Item 1, "Business -- Conversion of Wireless Cable Business" in this report.

     SG&A Expense. SG&A expense was $21.0 million in 2002, $25.5 million in 2001 and $32.8 million in 2000. As a percent of revenues, SG&A expense was 60% in 2002, 51% in 2001 and 54% in 2000. SG&A expense decreased annually from 2000 through 2002 due to savings from the consolidation of certain offices and management in our wireless cable markets, lower wireless cable marketing expenses, and a reduction in start-up and general and administrative costs, principally incurred in the first quarter of 2001, related to our broadband wireless business. SG&A expense as a percent of revenues increased from 2001 to 2002 primarily because of lower overall revenues and the fixed portion of SG&A expenses related to the conversion of our wireless cable subscribers. The reduction in overall SG&A was partially offset by increased costs related to the development of our broadband wireless business and related personnel and infrastructure at the end of 2000 and the beginning of 2001, and business and corporate overhead allocable to our broadband wireless operations in 2000 and the beginning of 2001. Broadband wireless SG&A decreased from 2001 to 2002, primarily due to a reduction in force and related cost savings caused by a delay in availability of a 2G technology platform. We expect overall SG&A expenses to continue to decline in 2003 as wireless cable television field offices are closed and related administrative costs are reduced.

     Depreciation and Amortization. Depreciation and amortization expense was $20.6 million in 2002, $25.7 million in 2001 and $27.3 million in 2000. The decrease in depreciation and amortization expense from 2000 to 2002 is principally due to the aging of customer equipment in our wireless cable and DIRECTV businesses, much of which is fully depreciated and, to a lesser extent, the sale of used equipment during the three years. Depreciation and amortization also decreased due to a $14.1 million impairment charge in the fourth quarter of 2001 to write down systems and equipment and license and leased license investment to estimated fair value. These decreases were partially offset by increased depreciation as a result of the Company changing its estimated useful life for systems and equipment relating to its wireless cable operations from 3-10 years to one year effective January 1, 2002. We expect depreciation and amortization to decrease in 2003 as wireless cable assets are fully depreciated, and wireless cable market operations are closed upon conversion of our wireless cable subscriber base as discussed above.

     Impairment of Long-Lived Assets. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. In the fourth quarter of 2002, we reviewed our systems and equipment, and license and leased license investment assets (spectrum licenses and leases) for impairment in accordance with the requirements of SFAS No. 144. In our review, we considered, among other factors, (i) the uncertainties of raising capital for our long-term business plan, (ii) the strategic importance of spectrum licenses and leases in smaller or less-densely populated markets, and the likelihood of deployment of 2G Internet systems in such markets within the next three years, (iii) a declining demand for analog MMDS video equipment in the resale market and (iv) the reduction in personnel in our wireless cable business, which affects our ability to retrieve and resell wireless cable CPE. In analyzing our spectrum licenses and leases, we retained the services of a third party to perform a fair market valuation.

     In the fourth quarter of 2001, we reviewed our systems and equipment, and license and leased license investment assets for impairment in accordance with the requirements of SFAS No. 121, which has been superseded by SFAS No. 144. Events and circumstances that we considered in this review included (i) the expected conversion of substantially all of our wireless cable subscribers to satellite and cable programming provided by other companies, (ii) the need to continue evaluating the development of technology for MMDS service which likely would delay deployment of new Internet markets beyond 2002, and (iii) the uncertainties associated with raising capital required to implement our long-term business plan. In determining whether an impairment was required for systems and equipment, we examined the future cash flows expected to be generated from these assets and the amount that we estimated could be realized for these assets in an orderly disposition, if required. In analyzing our license and leased license investment assets, we retained the services of a third party to provide a fair market valuation.

     As a result of our review and the third party valuation, we determined that non-cash impairment charges of $4.8 million and $14.1 million were required in 2002 and 2001, respectively, to write down systems and equipment and license and leased license investments to estimated fair value, as follows:

                                                               2002           2001
                                                           ------------   -------------
Systems and equipment....................................  $2.4 million   $ 4.7 million
License and leased license investment....................   2.4 million     9.4 million
                                                           ------------   -------------
     Total...............................................  $4.8 million   $14.1 million

     Although the third party market valuation of our aggregate license and leased license investment assets was substantially in excess of our aggregate carrying cost, as required by SFAS No. 144 in 2002 and SFAS No. 121 in 2001, we examined these assets on an individual market basis and determined that the carrying value related to 20 markets in 2002 and ten markets in 2001 should be written down in the total amounts of $2.4 million and $9.4 million, respectively.

     Our estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing or competition. As a result, the carrying amounts of long-lived assets could be reduced by additional amounts which would be material to the Company's financial condition and results of operations.

     Operating Loss. We generated operating losses of $31.7 million ($26.8 million excluding the impairment of long-lived assets) in 2002, $41.2 million ($27.1 million excluding the impairment of long-lived assets) in 2001 and $27.5 million in 2000. The slight improvement in operating losses from 2001 to 2002 (excluding impairment of long-lived assets) resulted from lower depreciation and amortization expense discussed above, partially offset by lower revenues from our wireless cable business. The slight improvement in operating losses (excluding the impairment of long-lived assets) from 2000 to 2001 resulted from lower programming expense, decreased marketing costs and other SG&A savings discussed above, and lower depreciation and amortization expense. Compared to 2002, we expect operating losses in 2003 to increase as our revenue from wireless cable subscribers continues to decrease and we allocate most of our resources to maintain our spectrum assets and develop our broadband and other wireless services.

     EBITDA. EBITDA was a negative $11.1 million for the year ended December 31, 2002, a negative $15.5 million for the year ended December 31, 2001 and a negative $202,000 for the year ended December 31, 2000. The decrease in EBITDA from 2000 to 2002 was primarily due to non-cash charges for impairment of long-lived assets in 2002 and 2001 of $4.8 million and $14.1 million, respectively, decreased wireless cable revenues resulting from fewer subscribers as we continued to shift our principal focus to developing our broadband wireless services, and from start-up and SG&A costs related to our broadband wireless operations. Excluding the non-cash impairment charges we incurred in 2002, we expect negative EBITDA to increase materially in 2003, as we complete the conversion of our wireless cable subscribers and clear our spectrum for our broadband wireless business. See note (4) to the Selected Financial Data contained in Item 6 of this report, for a reconciliation of the differences between our EBITDA and net loss.

     Interest Income. Interest income was $318,000 in 2002, $984,000 in 2001 and $2.0 million in 2000. The decrease in interest income from 2000 to 2002 was due to declining earnings on smaller unrestricted cash balances. Average interest rates were 2.7% in 2002, 4.8% in 2001 and 6.3% in 2000.

     Interest Expense. Interest expense was $1.1 million in 2002, $1.2 million in 2001 and $1.4 million in 2000. Interest expense decreased from 2000 to 2002 due to lower principal balances on our BTA debt and capital leases. Interest rates on our capital lease obligations in 2002 were an average of 14.9%. The interest rate on other notes payable in 2002 was 9.5%.

     Other income (expense). Other income in 2002 includes $600,000 in gain recognized on the conversion of our wireless cable subscribers to programming provided by Time Warner Cable, as well as the recognition of a deferred gain on the sale and leaseback of 34 of our towers during 1999 and 2000. Other income in 2001 included the recognition of the deferred gain on the sale and leaseback of the towers, as well as a $100,000 gain from the sale of our equity interest in a Mexican MMDS company. During the first and third quarters of 2000, we received $3.8 million and $723,000, respectively, in exchange for our equity interest in Wireless One, Inc. ("Wireless One"). The entire amount was recognized as other income, as our investment balance had been reduced to zero. Other income during 2000 also included the recognition of the deferred gain on the tower sale and leaseback described above.

     Income Tax Benefit. Federal income tax law related to reorganizations generally requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to reduce federal tax attributes. Generally, the reduction is applied to reduce net operating loss carryforwards, followed by other tax attributes including the basis of certain assets and the tax basis of subsidiary stock ("Tax Attribute Reduction"). An election exists to reduce the basis of depreciable assets first, which can be favorable under certain circumstances. Management elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in depreciable assets was approximately $56 million. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards at December 31, 2000. Net operating loss carryforwards at December 31, 2002, were $269 million, and expire in years 2013 through 2021. See note 11 of the consolidated financial statements included in Item 8 of this report. No income tax benefit was recorded for the years ended December 31, 2002, 2001 and 2000.

     Net Loss. We have recorded net losses since our inception. Our net loss was $31.4 million ($26.5 million excluding the non-cash impairment of long-lived assets) in 2002, $40.9 million in 2001 ($26.8 million excluding the non-cash impairment of long-lived assets) and $22.1 million in 2000. Excluding the gain of $4.8 million in 2000 discussed below, net loss in 2000 was $26.9 million. The net loss from 2000 to 2002 was primarily impacted by the following:

     - lower wireless cable revenue and programming costs related to fewer subscribers,

     - the impact of revising the application of SFAS No. 51 in 2001,

     - cost savings from consolidation of certain market offices and management,

     - decreased subscription television marketing expenses,

     - the impairment of long-lived assets in 2001 and 2002, and

     - a gain of $4.8 million during 2000 on the exchange of our equity interest in Wireless One.

     Loss per share for the year ended December 31, 2002 was $3.01 ($2.55 excluding the non-cash impairment of long-lived assets), compared to $3.95 ($2.59 excluding the non-cash impairment of long-lived assets) per share in 2001 and $2.17 in 2000. Compared to 2002, we expect our net loss in 2003 to increase as our wireless cable market operations are closed upon conversion of our wireless cable subscriber base.

BALANCE SHEET AS OF DECEMBER 31, 2002, COMPARED TO THE BALANCE SHEET AS OF DECEMBER 31, 2001

     Material changes to balance sheet accounts from 2001 to 2002 were as follows:

     - The decrease in cash and cash equivalents resulted primarily from use of cash for system operations, including spectrum maintenance, and from net loss caused by declining revenues from our wireless cable business and other factors discussed above under "Net Loss".

     - The decrease in restricted assets resulted from the transfer of restricted cash to operating cash upon cancellation of letters of credit to certain vendors.

     - The decrease in subscriber receivables resulted primarily from a decrease of approximately 60,000 average wireless cable subscribers.

     - The decrease in systems and equipment, and license and leased license investment was primarily due to the impairment of long-lived assets, a decrease in the estimated useful life for wireless cable equipment and depreciation and amortization for 2002.

     - The increase in net other assets resulted from an increase in subscriber acquisition costs, which are the direct incremental costs incurred in generating a customer relationship with DIRECTV. These costs include material, equipment and labor and are recorded as a net asset and amortized as a component of SG&A expense over the expected subscriber relationship period of three years. This asset increased in 2002 due to more conversions of subscribers to DIRECTV.

     - The increase in accounts payable and accrued liabilities is primarily due to an increase in deferred revenue from converting subscribers to DIRECTV and Pegasus, as discussed above, and accrued spectrum lease payments. This increase was partially offset by lower accrued programming and lower accrued compensation and benefits. Installation revenue and revenue received from our agency relationship with these providers is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period of three years. This increase was slightly offset by a decrease in accrued programming due to fewer wireless cable subscribers and a decrease in accrued compensation due to fewer employees.

     - The increase in other long-term liabilities is primarily due to an increase in the long-term portion of deferred revenue related to subscriber conversions discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The broadband wireless business is capital-intensive. Since inception, we have spent funds to lease or otherwise acquire MMDS spectrum rights in various markets and operating systems, to construct wireless cable operating systems and two Internet systems, and to finance initial system operating losses. Our primary sources of capital have been subscription fees, debt financing, the sale of common stock and the sale of MMDS spectrum rights that were not essential to our business strategy. The approval by the FCC of the use of MMDS spectrum for advanced communications services and the FCC's flexible use authorization will allow us to use our spectrum to provide fixed, portable and, ultimately, mobile broadband wireless services such as high-speed Internet access services and voice over IP.

     The growth of our business by using our spectrum to provide fixed, portable or mobile broadband Internet service will require substantial capital expenditures. We expect that 2G MMDS technology will provide improved coverage capabilities by addressing line-of-sight limitations that exist in first generation equipment, and will allow customers to install and upgrade customer premises equipment themselves. We believe these improvements will allow us to reduce subscriber-related costs and operating expenses; however, the development and launch of broadband wireless MMDS networks will be capital intensive, and additional capital will be required to implement our long-term strategy of providing advanced wireless services in medium and small markets.

     We estimate that a launch of a 2G broadband wireless system providing high-speed Internet access in a typical market will involve an initial capital expenditure of approximately $1.5 million to $1.7 million for network equipment, depending upon the system design and type and sophistication of the equipment. In addition, we estimate that the acquisition and installation of each new Internet subscriber will cost between $400 and $900 depending upon the type of customer. This includes charges for equipment, labor and direct commissions. This may be offset partially by installation and other up-front fees. Other launch costs include the cost of securing adequate space for marketing and operational facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by an Internet system during the start-up period.

     Cash used in operations was $6.4 million during the year ended December 31, 2002, compared to $2.9 million during the year ended December 31, 2001. Cash used in operations during 2002 resulted primarily from our net loss of $31.4 million, offset by depreciation and amortization of $20.1 million, non-cash impairment charges of $4.8 million and payment of accrued property taxes and other liabilities. Cash used in operations during 2001 was primarily due to increased subscriber acquisition costs related to our DIRECTV agency relationship, and severance payments related to a reduction in force in the first quarter and to pay accrued property taxes and other liabilities. Cash used in operations of $1.9 million during 2000 included our net loss of $22.1 million, offset by depreciation and amortization of $27.3 million and by higher revenue received from our agency relationship with DIRECTV due to higher installs in 2000.

     Cash used in investing activities principally relates to the acquisition and installation of subscriber equipment, the upgrade of transmission equipment in certain markets, and the acquisition of MMDS spectrum rights, offset by the sale of MMDS spectrum rights that are not a part of our strategic plan. Cash provided by investing activities during the year ended December 31, 2002 was $271,000, compared to cash used in investing activities of $1.8 million in 2001 and $4.6 million in 2000. The improvement in cash provided by investing activities is due to substantially lower spending for the acquisition and installation of subscriber premise equipment in the current year as we began converting our wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable. Cash used in investing activities during 2001 included expenditures for engineering, legal, site acquisition and other costs related to the acquisition of MMDS spectrum rights. Cash used in investing activities in 2000 of $4.6 million included expenditures related to our applications for two-way licenses, partially offset by $4.5 million from the exchange of our equity interest in Wireless One and approximately $780,000 from the sale-leaseback of our communications towers.

     Cash used in financing activities during 2002 was $1.8 million, compared to $2.0 million during 2001 and $285,000 during 2000. Cash used in financing activities during 2002 and 2001 included payments on our BTA debt and capital lease obligations related to the sale and leaseback of our 34 communications towers. Cash used in financing activities during 2000 also included principal payments on our BTA debt and capital lease obligations. This was partially offset by $1.5 million in cash proceeds received from the exercise of employee stock options.

     At February 28, 2003, we had approximately $4.7 million of unrestricted cash and cash equivalents. As set forth in note 1(b) to the consolidated financial statements, the consolidated financial statements contained in this report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In conjunction with their 2002 year end audit, our independent accountants have issued an audit opinion with respect to our 2002 consolidated financial statements which includes an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect that cash on hand of $4.7 million at February 28, 2003, and cash generated from our operations, with no additional financing, will be sufficient to fund operations in the normal course of business at least through the second quarter of 2003.

     As discussed in Item 1, "Business -- Business Strategy," during the first half of 2003 we will seek to raise $15 million -- $20 million for maintenance of existing strategic spectrum resources, operating expenses and to fund the deployment of up to two 2G Internet systems. We have retained Houlihan Lokey as our financial advisor in connection with this potential financing. We also may seek to raise additional capital if we consummate any significant acquisitions or strategic alliances, or determine that market conditions are appropriate for such financing. Options for raising capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. There can be no assurance that financing will be available on acceptable terms or in a timely manner, if at all.

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

     We adopted Fresh Start Reporting on the April 1, 1999, Effective Date of our Plan in accordance with SOP 90-7. Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Liabilities subject to compromise also were adjusted to zero in the debt discharge portion of the Fresh Start Reporting entry. In addition, on the Effective Date our outstanding common stock was canceled and newly issued shares of common stock and warrants were distributed to certain creditors in satisfaction of their claims against us. In connection with the debt discharge, we recorded an extraordinary gain of approximately $174 million.

     Federal income tax law generally requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to reduce federal tax attributes. Generally, the reduction is applied to reduce net operating loss carryforwards, followed by other tax attributes including the basis of certain assets and the tax basis of subsidiary stock. An election exists to reduce the basis of depreciable assets first, which can be favorable under certain circumstances. Management has elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in the tax basis of depreciable assets was approximately $56 million, leaving approximately $183 million in remaining basis in depreciable assets. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards at December 31, 2000. Net operating loss carryforwards at December 31, 2002, were $269 million, and expire in years 2013 through 2021. See note 11 of the consolidated financial statements included in Item 8 of this report.

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

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company's significant accounting policies and methods used in the preparation of the consolidated financial statements are discussed in note 1 of the notes to consolidated financial statements included in Item 8 of this report. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

     Revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental, and other miscellaneous fees, and revenues from our agency relationship with DIRECTV (which include revenues from the conversion program discussed in Item 1, "Business" of this report). Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to wireless cable subscribers and systems because revenues and subscribers from Internet business were immaterial in 2002 (approximately 1.4% of consolidated revenues).

     Subscription revenues from wireless cable subscribers and continuing monthly service fees from DIRECTV for each DIRECTV customer generated are recognized as service is provided. If the Company does not meet minimum subscriber benchmarks each year, the DIRECTV continuing monthly service fee will be reduced.

     Effective January 1, 2001, wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period. For recognition of wireless cable installation revenue, this period was three years in 2001 and one year in 2002. For recognition of DIRECTV installation and agency revenue, this period was three years in 2001 and 2002. A chargeback reserve is recorded for all DIRECTV contingencies. Prior to 2001, wireless cable installation revenue was offset against the nonrecoverable portion of installation costs, with the excess cost capitalized and amortized to depreciation expense over the expected subscriber relationship period of three years. Prior to 2001, DIRECTV installation revenues (cash received directly from the customer in conjunction with the sale) were offset against direct incremental costs, with the resulting amount recorded as a net asset. This asset, referred to as "subscriber acquisition costs," was amortized as a component of SG&A expense in proportion to the revenues projected to be generated over the expected subscriber relationship period. Revenue from our agency relationship with DIRECTV (other than monthly service fees) was recognized as the contingencies related to each revenue component were resolved. A chargeback reserve was not recorded for canceled subscribers. The Company revised the application of its SFAS No. 51 accounting for wireless cable installation and DIRECTV revenues prospectively, effective January 1, 2001, as discussed above. See Item 7, "MD&A -- Revised Application of Accounting Policy in 2001" in this report.

     The direct costs of wireless cable installations include reception materials and equipment on subscriber premises and installation labor, which are amortized over the useful life of the asset (presently 12 months) for the recoverable portion and the estimated average subscription term (presently 12 months) for the nonrecoverable portion of such costs. Prior to January 1, 2002, the recoverable portion of such costs was amortized over an estimated useful life of five years, and the nonrecoverable portion was amortized over an estimated average subscription term of three years. The nonrecoverable portion of the cost of a subscriber installation becomes fully depreciated upon disconnection of the subscriber. Prior to 2001, the Company capitalized only the excess of non-recoverable costs of wireless cable installations over installation revenues.

The Company revised the application of its SFAS No. 51 accounting for wireless cable non-recoverable installation costs prospectively, effective January 1, 2001, to discontinue the netting of installation fees against nonrecoverable costs of subscriber installations. See Item 7, "MD&A -- Revised Application of Accounting Policy in 2001" in this report.

     Our revenue recognition for wireless cable and DIRECTV installation revenue, and amortization of the recoverable portion of direct costs of wireless cable installations, is based on assumptions regarding our expected subscriber term. The expected subscriber terms of 12 months for wireless cable and three years for DIRECTV currently used for these purposes is based on historic subscriber churn rates and the expected remaining terms of our wireless cable subscribers. Effective January 1, 2002, we reduced our estimate of the expected subscriber terms of wireless cable subscribers from three years to 12 months, as we plan to convert substantially all of these subscribers to satellite and cable programming in 2003. See "Business -- Conversion of Wireless Cable Business" in this report. The reduced estimate did not have a material effect on revenues in our consolidated financial statements. If a different subscriber term was used, the revenue amounts reported could be materially different than amounts reported in this report, and if the subscriber term changes in future years, the revenue amounts reported in future years may not be comparable to the years reported in this report.

     The direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense over the expected subscriber relationship period of three years.

     Our long-term operating assets, which include headend and base station equipment, are recorded at cost and amortized on a straight-line basis over the estimated useful lives. Our licenses and leased license investments, which include our FCC licenses and spectrum leases, are amortized from the inception of service in each market. In accordance with SFAS No. 144, we review our long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the fourth quarters of 2002 and 2001, we wrote down our license and leased license investments and systems and equipment by $4.8 million and $14.1 million, respectively. See Item 7, "MD&A -- Results of Operations for the Three Years Ended December 31, 2002 -- Impairment of Long-Lived Assets" and
note 3 of the consolidated financial statements included in Item 8 of this report. Effective January 1, 2002, we reduced the estimated remaining useful life of our systems and equipment for wireless cable operating systems from 3-10 years to one year and the estimated remaining useful life of our license and leased license investment from 12.5-15 years to 10 years. These changes increased net loss for the year ended December 31, 2002, by $3.5 million, or $0.33 per share. See note 13 of the consolidated financial statements included in Item 8 of this report.

REVISED APPLICATION OF ACCOUNTING POLICY IN 2001

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

     The revised application of SFAS No. 51 resulted in the following changes to the Company's accounting practices:

     - wireless cable and DIRECTV installation revenue, and revenue received from our agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, the remainder is deferred and amortized to income over the expected subscriber relationship period and a chargeback reserve is recorded for all DIRECTV contingencies (for recognition of wireless cable installation revenue, the expected subscriber relationship period was three years in 2001 and one year in 2002; for recognition of DIRECTV installation and agency revenue, this period was three years in 2001 and 2002), and

     - direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, is recorded as an asset and amortized as a component of SG&A expense over the expected subscriber relationship period of three years.

     Since the revised application of SFAS No. 51 was retroactively effective to the beginning of 2001, financial information for the first three quarters of 2001 was revised. The revised application of SFAS No. 51 resulted in $3.2 million of additional revenue in the first three quarters of 2001. Also, in connection with its revised application of SFAS No. 51 in 2001, the Company reduced revenues to establish a $2.2 million chargeback reserve for canceled subscribers. In addition, in 2001 the Company adjusted the fair value of its liabilities at Fresh Start and correspondingly reduced revenues that had been deferred and recognized since Fresh Start for a net reduction in revenues in the first three quarters of $2.2 million. Other miscellaneous adjustments reduced revenues in the first three quarters a total of approximately $200,000. For periods prior to 2001, neither the revised application of SFAS No. 51 nor the other changes discussed above had a material impact on the Company's consolidated financial statements.

COMMITMENTS AND CONTINGENCIES

     We have a programming arrangement with World Satellite Network, Inc. ("WSNet"), under which we pay WSNet to obtain and manage certain of the video programming that we deliver to our wireless cable subscribers, including making payments for such programming directly to programming providers such as Disney, ESPN and HBO. In October 2002, WSNet filed for protection under Chapter 11 of the U.S. Bankruptcy Code and, in February 2003, WSNet announced that it would discontinue operations at the end of that month. We now pay programmers directly for the monthly programming that we continue to deliver to our remaining wireless cable subscribers. However, for programming delivered in September 2002, we paid WSNet approximately $550,000. WSNet did not remit this amount to the various programmers from whom we received programming. In February 2003, WSNet notified us that it intended to reject its agreement with us in its Chapter 11 proceedings. We are continuing to evaluate our rights and potential obligations with respect to WSNet and the programmers. We ultimately may be liable for payment of some or all of this amount to one or more programmers. We believe we have a claim against WSNet or its creditors for such amount. While it is not feasible to predict or determine the final outcome of this matter or to estimate the amounts or potential range of loss, we do not believe that an adverse outcome in this matter would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS

     The Company's contractual obligations include long-term debt (primarily related to BTA installment notes), capital lease obligations (primarily related to tower leases), operating leases (primarily related to spectrum leases), and other long-term obligations (purchase installments for spectrum license acquisitions and settlement payments), as summarized below.

                              PAYMENTS DUE BY YEAR

                                               TOTAL     2003    2004-2005   2006-2007   AFTER 2007
                                              -------   ------   ---------   ---------   ----------
                                                                 (IN THOUSANDS)
Long-term debt obligations..................  $ 9,109   $2,657    $ 4,524     $ 1,928     $    --
Capital lease obligations...................    3,608      470        983       1,043       1,112
Operating lease obligations.................   49,831    4,897      8,512       8,891      27,531
Purchase obligations........................       --       --         --          --          --
Other long-term liabilities reflected on the
  registrant's balance sheet under GAAP.....      225      225         --          --          --
                                              -------   ------    -------     -------     -------
                                              $62,773   $8,249    $14,019     $11,862     $28,643
                                              =======   ======    =======     =======     =======

     In July 2002 we began negotiations with spectrum lessors to defer a portion of our monthly spectrum lease payments until we launched commercial two-way Internet services in the applicable market. As of February 28, 2003, we had renegotiated over 120 spectrum leases. All deferred spectrum lease obligations are included in the Contractual Obligations table above. We are continuing to expense all spectrum lease payments on a straight-line basis in our consolidated statements of operations. In addition, the consolidated balance sheets in this report include a current liability of approximately $850,000 for accrued spectrum lease payments as of December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards No. 144. Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121.

     Statement of Financial Accounting Standards No. 148. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on our financial condition, cash flows or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     We are not exposed to market risk from changes in marketable securities.

     We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of December 31, 2002. The fair value of our long-term debt at December 31, 2002, is estimated to be $9.1 million based on the overall rate of the long-term debt of 9.5% and an overall maturity of five years compared to terms and rates currently available in long-term financing markets. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are not currently evaluating the future use of any such financial instruments.

     We do not currently have any exposure to foreign currency transaction gains or losses. All business transactions are in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages F-1 through F-23 of this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for by this item previously has been reported by the registrant on Form 8-K and, therefore, is not included in this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item will be included in our Proxy Statement for our Annual Meeting of Stockholders to be held May 13, 2003, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item will be included in our Proxy Statement for our Annual Meeting of Stockholders to be held May 13, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The response to this item required by item 201(d) of Regulation S-K is incorporated herein by reference to the information contained in "Equity Compensation Plan Information," in Part II, Item 5 of this report. The balance of the response to this item will be included in our Proxy Statement for our Annual Meeting of Stockholders to be held May 13, 2003, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item will be included in our Proxy Statement for our Annual Meeting of Stockholders to be held May 13, 2003, and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The following financial statements are filed as part of this Form 10-K:


Independent Auditors' Reports...............................   F-2
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 2001 and 2002..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

     2. Financial Statement Schedules.  The following financial statement schedule is filed as part of this Form 10-K:


     Schedule II -- Valuation and Qualifying Accounts.......   S-1

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     3. Exhibits. Reference is made to the Index to Exhibits immediately following Schedule II on page S-1 of this report for a list of all exhibits filed as a part of this report.

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

Date: March 25, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ CARROLL D. MCHENRY                       Chairman of the Board,         March 25, 2003
 ------------------------------------------------      President and Chief Executive
                Carroll D. McHenry                                Officer,
                                                       Acting Chief Financial Officer
                                                      (Principal Executive Officer and
                                                        Principal Financial Officer)


             /s/ ELIZABETH D. REIMER                        Assistant Controller          March 25, 2003
 ------------------------------------------------      (Principal Accounting Officer)
               Elizabeth D. Reimer


               /s/ RICHARD B. GOLD                                Director                March 25, 2003
 ------------------------------------------------
                 Richard B. Gold


              /s/ STEVEN D. SCHEIWE                               Director                March 25, 2003
 ------------------------------------------------
                Steven D. Scheiwe


                /s/ NEIL S. SUBIN                                 Director                March 25, 2003
 ------------------------------------------------
                  Neil S. Subin

                                 CERTIFICATIONS

I, Carroll D. McHenry, certify that:

     1. I have reviewed this annual report on Form 10-K of Nucentrix Broadband Networks, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ CARROLL D. MCHENRY
                                          --------------------------------------
                                                    Carroll D. McHenry
                                                  Chairman of the Board,
                                          President and Chief Executive Officer,
                                              Acting Chief Financial Officer
                                             (Principal Executive Officer and
                                               Principal Financial Officer)

Date: March 25, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nucentrix Broadband Networks, Inc.

     We have audited the accompanying consolidated balance sheet of Nucentrix Broadband Networks, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nucentrix Broadband Networks, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1(b) to the consolidated financial statements, the Company's recurring losses from operations and the resulting dependence upon access to additional financing and the Company's current negative working capital position raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also discussed in note 1(b). The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KBA GROUP LLP

Dallas, Texas
February 21, 2003

                          Independent Auditors' Report

The Board of Directors
Nucentrix Broadband Networks, Inc.

     We have audited the accompanying consolidated balance sheet of Nucentrix Broadband Networks, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nucentrix Broadband Networks, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

KPMG LLP

Dallas, Texas
April 4, 2002

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   7,454    $ 15,364
  Restricted assets -- investment in certificates of
     deposit................................................         --         300
  Subscriber receivables, net of allowance for doubtful
     accounts of $245 and $137, respectively................        193         545
  Other receivables.........................................        829         510
  Prepaid expenses and other current assets.................        730         943
                                                              ---------    --------
          Total current assets..............................      9,206      17,662
                                                              ---------    --------
Systems and equipment, net..................................      5,257      22,670
License and leased license investment, net..................     49,853      57,586
Lease receivable, net of current portion....................      1,514       1,974
Subscriber acquisition costs................................      8,680       3,713
Other assets, net...........................................        559         577
                                                              ---------    --------
          Total Assets......................................  $  75,069    $104,182
                                                              =========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..................  $  13,669    $ 12,627
  Current portion of long-term debt and capital lease
     obligations............................................      2,809       2,423
                                                              ---------    --------
          Total current liabilities.........................     16,478      15,050
                                                              ---------    --------
Long-term debt and capital lease obligations, less current
  portion...................................................      8,485      10,601
Other long-term liabilities.................................      8,050       4,878
Commitments and contingencies (see note 14)
Stockholders' equity:
  Preferred stock, $.01 par value; 15,000,000 shares
     authorized; none issued................................         --          --
  Common stock, $.001 par value; 30,000,000 shares
     authorized; 10,404,443 and 10,402,814 shares issued and
     outstanding, respectively..............................         10          10
  Additional paid-in capital................................    153,585     153,822
  Accumulated deficit.......................................   (111,539)    (80,179)
                                                              ---------    --------
          Total stockholders' equity........................     42,056      73,653
                                                              ---------    --------
          Total Liabilities and Stockholders' Equity........  $  75,069    $104,182
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................................    $ 35,159       $ 49,780       $ 61,046
Operating expenses:
  System operations.....................................      20,451         25,703         28,437
  Selling, general and administrative...................      20,958         25,510         32,811
  Depreciation and amortization.........................      20,572         25,670         27,321
  Impairment of long-lived assets.......................       4,843         14,100             --
                                                            --------       --------       --------
          Total operating expenses......................      66,824         90,983         88,569
                                                            --------       --------       --------
     Operating loss.....................................     (31,665)       (41,203)       (27,523)
Other income (expense):
  Interest income.......................................         318            984          1,976
  Interest expense......................................      (1,079)        (1,226)        (1,371)
  Other.................................................       1,066            589          4,839
                                                            --------       --------       --------
          Total other income (expense)..................         305            347          5,444
                                                            --------       --------       --------
     Net loss...........................................    $(31,360)      $(40,856)      $(22,079)
                                                            ========       ========       ========
Net loss per common share -- basic and diluted..........    $  (3.01)      $  (3.95)      $  (2.17)
                                                            ========       ========       ========
Weighted average shares outstanding -- basic and
  diluted...............................................      10,404         10,333         10,170
                                                            ========       ========       ========

          See accompanying notes to consolidated financial statements.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK       ADDITIONAL
                                         -------------------    PAID-IN     ACCUMULATED
                                           SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                         ----------   ------   ----------   -----------   --------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1999.............  10,099,717    $10      $147,279     $ (17,244)   $130,045
  Net loss.............................          --     --            --       (22,079)    (22,079)
  Additional shares issued pursuant to
     Plan..............................       6,766     --            --            --          --
  Shares issued for purchase of
     license...........................       2,000     --            45            --          45
  Compensation expense related to
     issuance of stock options.........          --     --           169            --         169
  Exercise of employee stock options...     120,452     --         1,504            --       1,504
                                         ----------    ---      --------     ---------    --------
BALANCE, DECEMBER 31, 2000.............  10,228,935     10       148,997       (39,323)    109,684
  Net loss.............................          --     --            --       (40,856)    (40,856)
  Additional shares issued pursuant to
     Plan..............................       6,327     --            --            --          --
  Shares issued for market and channel
     acquisition.......................     167,552     --         4,126            --       4,126
  Contingent shares issuable under
     acquisition agreement.............          --     --           448            --         448
  Compensation expense related to
     issuance of stock options.........          --     --           251            --         251
                                         ----------    ---      --------     ---------    --------
BALANCE, DECEMBER 31, 2001.............  10,402,814     10       153,822       (80,179)     73,653
  Net loss.............................          --     --            --       (31,360)    (31,360)
  Additional shares issued pursuant to
     Plan..............................       1,629     --            --            --          --
  Reversal of compensation expense
     previously recorded for issuance
     of stock options..................          --     --          (237)           --        (237)
                                         ----------    ---      --------     ---------    --------
BALANCE, DECEMBER 31, 2002.............  10,404,443    $10      $153,585     $(111,539)   $ 42,056
                                         ==========    ===      ========     =========    ========

          See accompanying notes to consolidated financial statements.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................    $(31,360)      $(40,856)      $(22,079)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.........................      20,572         25,670         27,321
  Impairment of long-lived assets.......................       4,843         14,100             --
  Compensation expense related to issuance of common
     stock and stock options............................        (237)           251            169
  Gain on sale of assets................................      (1,066)          (517)        (4,951)
  Write down of Fresh Start intangible assets...........          --          2,530             --
  Changes in operating assets and liabilities:
     Restricted assets..................................         300            299             50
     Subscriber and other receivables...................         138            957            683
     Prepaid expenses and other.........................      (4,663)        (1,832)           483
     Accounts payable, accrued expenses and other
       liabilities......................................       5,050         (3,537)        (3,618)
                                                            --------       --------       --------
       NET CASH USED IN OPERATING ACTIVITIES............      (6,423)        (2,935)        (1,942)
                                                            --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in affiliate...........          --             --          4,550
Proceeds from sale of assets............................       1,045            381            780
Purchases of systems and equipment......................        (848)        (2,045)        (7,096)
Expenditures for licenses and leased licenses...........        (161)          (400)        (3,239)
Expenditures for other long-term assets.................        (125)          (150)            --
Collections of note and lease receivable................         360            366            453
                                                            --------       --------       --------
       NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES....................................         271         (1,848)        (4,552)
                                                            --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt..............................      (1,459)        (1,627)        (1,480)
Payments on short-term borrowings and other notes
  payable, including capital lease obligations..........        (299)          (379)          (309)
Proceeds from exercise of stock options.................          --             --          1,504
                                                            --------       --------       --------
       NET CASH USED IN FINANCING ACTIVITIES............      (1,758)        (2,006)          (285)
                                                            --------       --------       --------
Net decrease in cash and cash equivalents...............      (7,910)        (6,789)        (6,779)
Cash and cash equivalents at beginning of year..........      15,364         22,153         28,932
                                                            --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR................    $  7,454       $ 15,364       $ 22,153
                                                            ========       ========       ========
Cash paid for interest..................................    $    893       $  1,194       $  1,349
                                                            ========       ========       ========
Cash paid for reorganization costs......................    $     --       $     --       $    525
                                                            ========       ========       ========
Non-cash financing and investing activities:
       Incurrence of capital lease obligations..........    $     --       $     --       $    294
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

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  DESCRIPTION OF BUSINESS

     Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides broadband wireless Internet and wireless subscription television services using radio spectrum licensed by the Federal Communications Commission ("FCC") in the
2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. The Company owns the basic trading area ("BTA") authorization, or otherwise licenses or leases spectrum, in 93 markets. On average, the Company owns or leases 130 MHz of spectrum per market. This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Nucentrix also provides wireless subscription television service, commonly referred to as "wireless cable," in 43 markets.

     In March 2002, as part of the Company's long-term plan to focus on the use of its spectrum for broadband Internet and other advanced wireless services, the Company announced the signing of agreements with DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable") to convert substantially all of the Company's wireless cable subscribers to programming provided by these entities. The Company expects to complete the conversion of its wireless cable business in 2003. Except for a nominal residual royalty payment and recognition of deferred revenue related to cash received at the time of conversion, the Company does not expect its existing wireless cable subscriber base to generate material revenues or cash flows for the Company beyond 2003. Substantially all revenues reported in the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, are related to the Company's wireless cable business.

  (b)  GOING CONCERN AND LIQUIDITY

     Nucentrix's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company incurred operating losses of $31.7 million, $41.2 million and $27.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The growth of the Company's business by using its spectrum to provide fixed, portable or mobile broadband Internet service using second generation, or "2G," MMDS technology will require substantial investment in capital expenditures, and additional capital will be required to implement the Company's long-term strategy of providing advanced wireless services in medium and small markets.

     At February 28, 2003, the Company had approximately $4.7 million (unaudited) of unrestricted cash and cash equivalents. The Company expects that cash on hand and cash generated from its operations, with no additional financing, will be sufficient to fund operations in the normal course of business at least through the second quarter of 2003.

     During the next six months the Company will seek to raise $15 million -$20 million for maintenance of existing strategic spectrum resources, operating expenses and to fund the deployment of up to two 2G Internet systems. The Company has retained a financial advisor in connection with this potential financing. The Company also may seek to raise additional capital if it consummates any significant acquisitions or strategic alliances, or determines that market conditions are appropriate for such financing. Options for raising capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. There can be no assurance that financing will be available on acceptable terms or in a timely manner, if at all.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed above.

 (c) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Nucentrix and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 (d) CASH AND CASH EQUIVALENTS

     Nucentrix considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds, overnight repurchase agreements and other investment securities.

 (e) RESTRICTED ASSETS

     At December 31, 2001, restricted assets consisted of bank certificates of deposit with an original maturity of less than one year. These investments were considered held to maturity and were stated at amortized cost which approximated fair value. The Company had pledged these certificates of deposit as letters of credit for capital leases with remaining terms of less than one year. As of December 31, 2002 these certificates of deposit and underlying letters of credit had expired and the funds were transferred to unrestricted cash.

 (f) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal or Long-Lived Assets," effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Both of these standards require that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (g) SYSTEMS AND EQUIPMENT

     Systems and equipment are recorded at cost and principally include the cost of transmission equipment as well as direct costs of subscriber installations (see note 4). Upon installation, depreciation and amortization of systems and equipment is recorded on a straight-line basis over the estimated useful lives, from one to 16 years during the years ended December 31, 2001 and 2000. Effective January 1, 2002, the Company revised its estimate of the remaining useful life of its systems and equipment to between one and four years.

     The direct costs of wireless cable subscriber installations include reception materials and equipment on subscriber premises and installation labor, which are amortized over the useful life of the asset (presently 12 months) for the recoverable portion and the estimated average subscription term (presently 12 months) for the nonrecoverable portion of such costs. Prior to January 1, 2002, the recoverable portion of such costs was amortized over an estimated useful life of five years, and the nonrecoverable portion was amortized over an estimated average subscription term of three years. The nonrecoverable portion of the cost of a wireless cable installation becomes fully depreciated upon disconnection of the subscriber. Prior to 2001, the Company capitalized only the excess of nonrecoverable costs of subscriber installations over installation revenues. The Company revised its accounting for wireless cable nonrecoverable installation costs prospectively, effective

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

January 1, 2001, to discontinue the netting of installation revenues against nonrecoverable costs of subscriber installations.

     In the fourth quarter of 2002, Nucentrix wrote down the value of its systems and equipment to fair market value (estimated by management), in accordance with SFAS No. 144 (see note 3). In the fourth quarter of 2001, Nucentrix also wrote down the value of its systems and equipment to fair market value (estimated by management), in accordance with SFAS No. 121 (see note 3). The Company's remaining systems and equipment will be amortized over the estimated remaining useful life of one to four years.

 (h) LICENSE AND LEASED LICENSE INVESTMENT

     License and leased license investment includes costs incurred to acquire and/or develop MMDS and ITFS spectrum rights and are amortized on a straight-line basis over 15 years beginning with inception of service in each market since the Effective Date and 12.5 years for those markets that existed at the Effective Date (see note 2).

     In the fourth quarter of 2002, Nucentrix wrote down the value of its license and leased license investment assets to estimated fair market value in accordance with SFAS No. 144 (see note 3). In the fourth quarter of 2001, Nucentrix also wrote down the value of its license and leased license investment assets to estimated fair market value in accordance with SFAS No. 121 (see note
3). The re-valued license and leased license investment assets are being amortized over the average remaining life of 10 years.

 (i) REVENUE RECOGNITION

     Revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental and other miscellaneous fees and revenues from the Company's agency relationship with DIRECTV (which include revenues from the conversion of wireless cable subscribers). Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to wireless cable subscribers and systems because revenues from the Company's Internet business were approximately 1.4% of consolidated revenues in 2002.

     Subscription revenues from wireless cable subscribers and continuing monthly service fees from DIRECTV for each DIRECTV customer generated are recognized as service is provided. If the Company does not meet minimum subscriber benchmarks each year, the DIRECTV continuing service fee will be reduced.

     Effective January 1, 2001, wireless cable and DIRECTV installation revenue and revenue received from the Company's agency relationship with DIRECTV (except for continuing monthly service fees, which are recognized as received), is recognized to the extent of direct selling costs incurred, and the remainder is deferred and amortized to income over the expected subscriber relationship period. For recognition of wireless cable installation revenue, this period was three years in 2001 and one year in 2002. For recognition of DIRECTV installation and agency revenue, this period was three years in 2001 and 2002. A chargeback reserve is recorded for all DIRECTV contingencies. Prior to 2001, wireless cable installation revenue was offset against the nonrecoverable portion of installation costs, with the excess cost capitalized and amortized to depreciation expense over the expected subscriber relationship period of three years. Prior to 2001, DIRECTV installation revenue (cash received directly from the customer in conjunction with the sale) was offset against direct incremental costs, with the resulting amount recorded as a net asset. This asset, referred to as "subscriber acquisition costs," was amortized as a component of selling, general and administrative ("SG&A") expense in proportion to the revenues projected to be generated over the expected subscriber relationship period. Revenue from the agency relationship with DIRECTV (other than monthly service fees) was recognized, as the contingencies related to each revenue component were resolved. A chargeback reserve

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES was not recorded for canceled subscribers. The Company revised its accounting for wireless cable installation and DIRECTV revenues prospectively, effective January 1, 2001, as discussed above.

 (j) INCOME TAXES

     Nucentrix utilizes the asset and liability method for accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on this policy, deferred tax assets net of deferred tax liabilities have been fully reserved.

 (k) NET LOSS PER COMMON SHARE -- BASIC AND DILUTED

     The Company has presented basic and diluted loss per share, computed on the basis of the weighted average number of common shares outstanding during the period. Outstanding options to purchase 530,000 and 796,100 shares of common stock at December 31, 2002 and 2001, respectively, and outstanding warrants to purchase 1,099,635 and 825,000 shares of common stock at December 31, 2002 and 2001, respectively, were not included in the computation of diluted loss per share because their effects are antidilutive.

 (l) USE OF ESTIMATES

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

 (m) CONCENTRATIONS OF CREDIT RISK AND ACCOUNTS RECEIVABLE

     Nucentrix's subscribers and the related accounts receivable are primarily wireless cable subscribers. Nucentrix establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific subscribers, historical trends and other information.

 (n) SUBSCRIBER ACQUISITION COSTS

     Subscriber acquisition costs consist of the direct incremental costs incurred in generating a customer relationship with DIRECTV (materials, equipment and labor). These costs are amortized as a component of SG&A expense over the expected customer term of three years.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

 (o) OTHER ASSETS

     Other assets are comprised primarily of purchased software.

 (p) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

 (q) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. Nucentrix recorded a net credit to compensation expense of $237,000 in 2002 and a charge to compensation expense of $251,000 in 2001 related to the issuance of stock options. The credit recorded in 2002 arose in connection with the reversal of compensation charges for options that were forfeited. Had Nucentrix determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, net loss and loss per share would have been increased as indicated below:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                      -----------------   -----------------   -----------------
Net loss attributable to common
  stockholders, as reported.........      $(31,360)           $(40,856)           $(22,079)
Add: Stock-based employee
  compensation expense (credit)
  included in reported net loss.....          (237)                251                 169
Deduct: Stock-based employee
  compensation expense determined
  under fair value based method.....          (494)               (849)               (886)
                                          --------            --------            --------
Pro forma net loss..................      $(32,091)           $(41,454)           $(22,796)
                                          ========            ========            ========
Net loss per share --
  Basic and diluted:
  As reported.......................      $  (3.01)           $  (3.95)           $  (2.17)
                                          ========            ========            ========
  Pro forma.........................      $  (3.08)           $  (4.00)           $  (2.24)
                                          ========            ========            ========

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

 (s) SEGMENT REPORTING

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that public companies report operating segments based upon how management allocates resources and assesses

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES performance. Based on the criteria outlined in SFAS No. 131, Nucentrix is comprised of two reportable segments: (i) wireless cable, and (ii) broadband wireless (see note 16).

 (t) RECENTLY ISSUED ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards No. 144. Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for impairment or disposal of long-lived assets, and supersedes SFAS No. 121.

     Statement of Financial Accounting Standards No. 148. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on its financial condition, cash flows or results of operations.

(2) REORGANIZATION

     On December 4, 1998, the Company filed a voluntary, prenegotiated Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On March 15, 1999, the Bankruptcy Court confirmed the Plan, which became effective on April 1, 1999 (the "Effective Date").

(3) IMPAIRMENT OF LONG-LIVED ASSETS

     In the fourth quarter of 2002, the Company reviewed its systems and equipment, and license and leased license investment assets (spectrum licenses and leases) for impairment in accordance with the requirements of SFAS No. 144. In this review, the following factors were considered, among others, (i) the uncertainties of raising capital for the Company's long-term business plan, (ii) the strategic importance of spectrum licenses and leases in smaller or less-densely populated markets, and the likelihood of deployment of 2G Internet systems in such markets within the next three years, (iii) a declining demand for analog MMDS video equipment in the resale market, and (iv) the reduction in personnel in the Company's wireless cable business, which affects its ability to retrieve and resell wireless cable customer premises equipment. In analyzing its licensed and leased license investment assets, spectrum licenses and leases, the Company retained the services of a third party to perform a fair market valuation.

     In the fourth quarter of 2001, the Company reviewed its systems and equipment, and license and leased license investment assets for impairment in accordance with the requirements of SFAS No. 121, which was replaced by SFAS No.
144. Events and circumstances that the Company considered in this review included (i) the expected conversion of substantially all of our wireless cable subscribers to satellite and cable programming provided by other companies, (ii) the need to continue evaluating the development of technology for MMDS service which likely would delay deployment of new Internet markets beyond 2002, and
(iii) the uncertainties associated with raising capital required to implement the Company's long-term business plan. In determining whether an impairment was required for systems and equipment, the Company examined the future cash flows expected to be generated from these assets and the amount that it estimated could be realized for these assets in an orderly disposition, if required. In analyzing its license and leased

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES license investment assets, the Company retained the services of a third party to provide a fair market valuation.

     As a result of the Company's analysis and the third party valuation, the Company determined that non-cash impairment charges of $4,843,000 and $14,100,000 were required in 2002 and 2001, respectively, to write down systems and equipment and license and leased license investments to estimated fair value, as follows:

                                                               2002     2001
                                                              ------   -------
Systems and equipment.......................................  $2,418   $ 4,731
License and leased license investment.......................   2,425     9,369
                                                              ------   -------
     Total..................................................  $4,843   $14,100
                                                              ======   =======

     Although the third party market valuation of the Company's aggregate license and leased license investment assets was substantially in excess of its aggregate carrying cost, as required by SFAS No. 144 in 2002 and SFAS No. 121 in 2001, the Company examined these assets on an individual market basis and determined that the carrying value related to 20 markets in 2002 and 10 markets in 2001 should be written down in the total amounts of $2,425,000 and $9,369,000, respectively.

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

(4)  SYSTEMS AND EQUIPMENT

     Systems and equipment consists of the following at December 31, 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
Equipment awaiting installation.............................  $      7   $    167
Subscriber premises equipment and installation costs........     4,094     30,296
Transmission equipment and system construction costs........    20,470     23,267
Office furniture and equipment..............................     1,619      1,946
Assets under capital leases.................................     3,791      3,935
Buildings and leasehold improvements........................       475        524
                                                              --------   --------
                                                                30,456     60,135
Accumulated depreciation and amortization...................   (25,199)   (37,465)
                                                              --------   --------
                                                              $  5,257   $ 22,670
                                                              ========   ========

     See note 3 for discussion of systems and equipment write-down in the fourth quarters of 2002 and 2001.

     In the fourth quarter of 1999, Nucentrix sold 30 of its communication towers to SBA Towers, Inc. ("SBA Towers") for approximately $6.2 million in a transaction accounted for as a sale-leaseback (see note 7). This transaction resulted in a deferred gain of approximately $3.8 million. The sale of four additional tower sites was closed in the second and third quarters of 2000 for approximately $830,000, resulting in a deferred gain of approximately $450,000. During the years ended December 31, 2002, 2001 and 2000, $417,000, $417,000 and
$400,000, respectively, of the total $4.2 million gain was recognized as other income. The remaining deferred gain is included in other long-term liabilities (long-term portion) and accrued liabilities (current portion) on the accompanying consolidated balance sheet as of December 31, 2002.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     During the fourth quarter of 2002, Nucentrix retired the portion of its subscriber premises equipment which was no longer in service due to the decrease in the Company's wireless cable business. The net carrying value of this equipment had been reduced to zero through depreciation and as a portion of the impairment charge of $2,418,000 in 2002 (see note 3).

(5)  FCC LICENSES AND OPERATING LEASES

     License and leased license investment consists primarily of costs incurred in connection with the Company's acquisition and development of FCC spectrum rights. Spectrum rights represent the right to use capacity on spectrum operated under a license received from the FCC or leased from the licensee. These assets are recorded at cost and amortized using the straight-line method over the assets' estimated useful lives. Accumulated amortization on license and leased license investment was $26.9 million and $22.1 million at December 31, 2002 and 2001, respectively. Additions to license and leased license investment of $161,000 and $5.2 million during 2002 and 2001, respectively, consisted of engineering and other costs related to the preparation and filing of applications with the FCC for two-way use of the Company's spectrum, as well as the cost to acquire new licenses in several markets. See note 3 for discussion of license and leased license investment write-down in the fourth quarters of 2002 and 2001.

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

     Spectrum lease agreements generally require payments based on the greater of specified minimums or amounts based upon subscriber levels or revenues. Spectrum lease payments generally begin upon the completion of construction of transmission equipment and facilities and upon approval for operation under FCC rules. For certain leases, payments begin upon grant of the spectrum rights. Spectrum lease expense was $3.7 million, $3.6 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Nucentrix also has other operating leases for office space, vehicles, equipment, and transmission tower space. Rent expense incurred in connection with these leases was $2.6 million, $2.8 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future minimum lease payments due under noncancellable leases at December 31, 2002, are as follows:

                                                                           OTHER
YEAR ENDING                                                   SPECTRUM   OPERATING
DECEMBER 31                                                    LEASES     LEASES
-----------                                                   --------   ---------
2003........................................................   $3,046     $1,851
2004........................................................    2,304      1,286
2005........................................................    4,022        901
2006........................................................    4,012        907
2007........................................................    3,058        914

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consists of the following at December 31, 2002 and 2001:

                                                               2002      2001
                                                              -------   -------
Accounts payable............................................  $   257   $    58
Accrued programming.........................................      656     1,383
Subscriber deposits.........................................       96        91
Deferred revenue (note 1(i))................................    7,081     5,673
Accrued sales, property and franchise taxes.................    2,196     2,251
Accrued compensation and benefits...........................      477     1,422
Accrued spectrum lease payments.............................      846        --
Other accrued expenses and other liabilities................    2,060     1,749
                                                              -------   -------
                                                              $13,669   $12,627
                                                              =======   =======

(7)  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 31, 2002 and 2001, consists of the following:

                                                               2002     2001
                                                              ------   -------
Capital lease obligations...................................  $2,185   $ 2,455
Other notes payable.........................................   9,109    10,569
                                                              ------   -------
                                                              11,294    13,024
Less current portion........................................  (2,809)   (2,423)
                                                              ------   -------
                                                              $8,485   $10,601
                                                              ======   =======

     In December 1999, Nucentrix entered into capital lease agreements with SBA Towers to lease back space on 34 towers that Nucentrix sold to SBA Towers in 1999 and 2000 (see note 4). A lease obligation of $2.2 million was recorded in connection with the lease of 30 of the towers as of December 31, 1999, and an additional obligation of $294,000 was recorded when the sale of the four remaining towers closed during 2000. These capital lease obligations have an initial term of 10 years, with three (3) five-year renewal options.

     Other notes payable at December 31, 2002 and 2001, relate to the acquisition of BTAs from the FCC. The notes payable to the FCC bear interest at 9.5%, payable quarterly over ten years beginning November 1996. Quarterly principal payments (currently $475,000) are payable over the remaining eight years beginning November 1998. The notes payable to the FCC are secured by the underlying BTA authorizations issued by the FCC.

     In October 1997, Nucentrix and CS Wireless Systems, Inc. ("CS Wireless") entered into a lease and purchase option agreement ("BTA Agreement") for certain spectrum rights associated with 10 BTAs and portions of four additional BTAs (collectively, the "Leased BTAs") awarded to Nucentrix at a total cost of approximately $5.2 million. Under the BTA Agreement, CS Wireless reimburses Nucentrix for principal and interest paid to the FCC for the Leased BTAs. As of December 31, 2002 and 2001, the amount of FCC debt related to the Leased BTAs totaled $1.5 million (net of current portion of $519,000) and $2.0 million (net of current portion of $400,000), and CS Wireless' obligation to the Company has been recorded as a receivable. In July 2002, CS Wireless, along with its indirect parent WorldCom, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code. CS Wireless has reimbursed the Company for substantially all post-petition amounts owed to the Company under the BTA Agreement. Approximately $87,000 in prepetition

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES amounts related to BTA reimbursements remains unpaid. If CS Wireless assumes the BTA Agreement in its Chapter 11 proceeding, it will be required to pay all prepetition amounts due and owing to the Company.

     Aggregate maturities of long-term debt and capital lease obligations as of December 31, 2002, for the five years ending December 31, 2007, are as follows:
2003 -- $2.8 million; 2004 -- $2.3 million; 2005 -- $2.6 million; 2006 -- $2.2 million; and 2007 and thereafter -- $1.4 million.

(8)  OTHER LONG-TERM LIABILITIES

     Other long-term liabilities at December 31, 2002 and 2001, consists of the following:

                                                               2002     2001
                                                              ------   ------
Deferred gain on sale of towers (note 4)....................  $2,522   $2,939
Sales and franchise tax liabilities.........................     132      232
Deferred revenue (note 1(i))................................   5,247    1,053
Other.......................................................     149      654
                                                              ------   ------
                                                              $8,050   $4,878
                                                              ======   ======

(9)  ACQUISITIONS/DISPOSITIONS

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

(10)  STOCKHOLDERS' EQUITY

  (A)  STOCK OPTIONS

     The Company's First Amended and Restated 1999 Share Incentive Plan provides for the grant of options to purchase a maximum of 1,300,000 shares of common stock of the Company. Options vest according to schedules set by the Compensation Committee of the Board of Directors.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     A summary of option activity during 2000, 2001 and 2002 follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               OPTIONS      PRICE
                                                              ----------   --------
Outstanding at December 31, 1999............................    713,000     $12.50
Granted at market...........................................    252,000     $21.64
Granted at less than market.................................    110,000     $21.41
Exercised...................................................   (120,452)    $12.50
Forfeited...................................................    (51,848)    $12.50
                                                               --------
Outstanding at December 31, 2000............................    902,700     $16.13
Granted.....................................................    134,000     $11.44
Exercised...................................................         --         --
Forfeited...................................................   (240,600)    $18.10
                                                               --------
Outstanding at December 31, 2001............................    796,100     $14.75
Granted.....................................................      3,000     $ 8.17
Exercised...................................................         --         --
Forfeited...................................................   (269,100)    $18.93
                                                               --------
Outstanding at December 31, 2002............................    530,000     $12.59
                                                               ========

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                       OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                           -------------------------------------------   -----------------------------
                                                WEIGHTED-
                                                 AVERAGE     WEIGHTED-                       WEIGHTED-
                                NUMBER          REMAINING     AVERAGE         NUMBER          AVERAGE
RANGE OF                    OUTSTANDING AT     CONTRACTUAL   EXERCISE     EXERCISABLE AT     EXERCISE
EXERCISE PRICES            DECEMBER 31, 2002      LIFE         PRICE     DECEMBER 31, 2002     PRICE
---------------            -----------------   -----------   ---------   -----------------   ---------
$ 8.17 - $ 9.68..........        53,000        5.41 years     $ 9.59           10,000         $ 9.68
$12.38 - $15.75..........       459,000        3.28 years     $12.53          381,716         $12.52
$21.56 - $29.50..........        18,000        4.48 years     $22.92            7,800         $23.43

     At December 31, 2001, the number of options exercisable and the weighted average exercise prices of those options were 391,474 and $13.22, respectively.

     The per share weighted average fair values of stock options granted during fiscal years 2002, 2001 and 2000, estimated on the dates of grant using the Black-Scholes option pricing model, were as follows:

                                                              2002    2001     2000
                                                              -----   -----   ------
Options whose exercise price equaled market price on grant
  date......................................................  $7.38   $8.19   $15.74
Options whose exercise price was less than market price on
  grant date................................................  $  --   $  --   $20.63

     The following weighted-average assumptions for stock options granted during fiscal years 2002, 2001 and 2000 were used:

                                                             2002      2001      2000
                                                            -------   -------   -------
Expected dividend yield...................................        0%        0%        0%
Stock price volatility....................................      143%       89%       89%
Risk-free interest rate...................................      4.9%      4.8%      6.0%
Expected option term......................................  5 years   5 years   5 years

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

  (B) WARRANTS

     On April 1, 1999, under the terms of the Plan, holders of convertible subordinated notes received warrants ("Initial Warrants") to purchase 825,000 shares of common stock at an exercise price of $27.63 per share, subject to downward adjustment in the event of a sale or merger of the Company. These warrants expire in October 2007. In June 2002, upon resolution of certain litigation claims, the Company issued additional warrants ("Additional Warrants") to purchase 274,635 shares. The terms of the Additional Warrants are the same as the Initial Warrants. The Initial Warrants and Additional Warrants represent substantially all of the warrants that the Company is required to issue under the Plan.

(11) INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, differed from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as a result of the following:

                                           YEAR ENDED          YEAR ENDED          YEAR ENDED
                                        DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                        -----------------   -----------------   -----------------
Computed "expected" tax benefit.......       $(6,627)           $(14,300)            $(7,728)
Amortization and write-down of
  goodwill............................            --                  --                  --
Discharge of debt.....................            --                  --                  --
Loss for which no tax benefit was
  recognized..........................         6,627              15,117               8,169
State income tax......................            --                (817)               (441)
                                             -------            --------             -------
                                             $    --            $     --             $    --
                                             =======            ========             =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

                                                                2002        2001
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  99,448   $  96,714
  Subscriber receivables....................................         91          51
  Asset impairment..........................................     14,593       7,498
  Systems and equipment.....................................     12,640      18,738
  Deferred revenue..........................................      2,771       1,480
  Other.....................................................         --         435
                                                              ---------   ---------
Total gross deferred tax assets.............................    129,543     124,916
Less valuation allowance....................................   (119,685)   (117,958)
                                                              ---------   ---------
  Net deferred tax assets...................................      9,858       6,958
Deferred tax liabilities:
  License and leased license investment.....................     (9,136)     (6,958)
  Other.....................................................       (722)         --
                                                              ---------   ---------
Net deferred tax liability..................................  $      --   $      --
                                                              =========   =========

     The net changes in the total valuation allowance for the years ended December 31, 2002, 2001 and 2000 were increases (decreases) of $1.7 million, $17.5 million and ($62.4) million, respectively. In assessing the

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES realizability of deferred tax assets, Nucentrix considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. Nucentrix considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, Nucentrix has fully reserved all deferred tax assets to the extent that such assets exceed deferred tax liabilities.

     As a result of the cancellation of debt in connection with the Company's reorganization in 1999, federal tax law requires that the amount of income from discharge of indebtedness that occurs in connection with a Chapter 11 bankruptcy be used to permanently reduce federal tax attributes. These reductions may be applied to one or more tax items, including but not limited to pre-bankruptcy net operating loss carryforwards, the tax basis of certain assets and the tax basis of subsidiary stock. Management has elected to apply the required reduction first to tax basis in depreciable assets, and then to net operating loss carryforwards. The amount of reduction in the tax basis of depreciable assets was approximately $56 million. The amount of reduction in net operating loss carryforwards was approximately $118 million, leaving approximately $222 million in remaining net operating loss carryforwards at December 31, 2000. The net operating loss carryforwards at December 31, 2002 are $269 million and expire in years 2013 through 2021. Nucentrix estimates that approximately $31 million of the carryforwards at December 31, 2002 relate to various acquisitions and are subject to certain limitations.

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

(12) BENEFIT PLAN

     The Company sponsors a 401(k) savings plan in which substantially all employees are eligible to participate upon completion of six months of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The plan permits eligible employees to contribute up to 20% of their compensation, subject to the annual maximum allowed by the Internal Revenue Service. The Company may make discretionary matching contributions to the plan. The Company began making discretionary matching contributions to the plan for the 2001 plan year on April 1, 2001, and contributed $139,000 and $113,000 during the years ended December 31, 2002 and 2001, respectively. The Company made no discretionary matching contributions during the year ended December 31, 2000.

(13) CHANGE IN ACCOUNTING ESTIMATE

     Effective January 1, 2002, the Company changed its estimated useful life on systems and equipment for its wireless cable operations (subscriber premises equipment, installation costs, transmission equipment and systems construction costs) from 3-10 years to one year, and its estimated useful life of license and leased license investment from 12.5-15 years to 10 years. These changes increased net loss for the year ended December 31, 2002, by $3.5 million or $0.33 per share. The changes were made to better reflect the remaining estimated useful life of systems and equipment and license and leased license investment, and more accurately match depreciation and amortization expense with the future estimated cash flows generated by these assets. The Company expects decreasing future cash flows generated by its wireless cable systems and equipment as a result of the conversion of the Company's wireless cable subscribers discussed in note 1(a) and (b), above.

(14) COMMITMENTS AND CONTINGENCIES

     WSNet. The Company has a programming arrangement with World Satellite Network, Inc. ("WSNet"), under which the Company pays WSNet to obtain and manage certain of the video programming

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES that the Company delivers to its wireless cable subscribers, including making payments for such programming directly to programming providers such as Disney, ESPN and HBO. In October 2002, WSNet filed for protection under Chapter 11 of the U.S. Bankruptcy Code and, in February 2003, announced that it would cease operations at the end of that month. The Company now pays programmers directly for the monthly programming that the Company continues to deliver to its remaining wireless cable subscribers. However, for programming delivered for September 2002, the Company paid WSNet approximately $550,000. WSNet has not remitted this amount to the various programmers from whom the Company received programming. In February 2003, WSNet notified the Company that it intended to reject its agreement with the Company in its Chapter 11 proceeding. The Company is continuing to evaluate its rights and potential obligations with respect to WSNet and the programmers. The Company ultimately may be liable for payment of some or all of this amount to one or more programmers. The Company believes it has a claim against WSNet or its creditors for such amount. While it is not feasible to predict or determine the final outcome of this matter or to estimate the amounts or potential range of loss, the Company do not believe that an adverse outcome in this matter would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

     Settlement of Securities Litigation. Nucentrix and certain of its former officers and directors were co-defendants in securities litigation styled Coates, et al. v. Heartland Wireless Communications, Inc., et al. (3-98-CV-0452-D) and Thompson, et al. v. David E. Webb, et al. (98-371-D), originally filed in February 1998 and July 1998, respectively. In 2001, the parties in the Coates and Thompson lawsuits executed settlement agreements for the respective lawsuits. In January 2002, the court in Thompson approved the settlement and entered a Final Judgment and Order of Dismissal with prejudice in this matter. In March 2002, the Court of Appeals in Coates dismissed the appeal pursuant to the settlement agreement entered into in that lawsuit. All amounts payable by the defendants in the settlement of both the Coates and Thompson lawsuits were covered by the proceeds from the Company's primary directors and officers liability insurance policy. Accordingly, this settlement did not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

     Settlement of Other Litigation. From time to time the Company has been a party to purported class action lawsuits alleging that the Company overcharged its customers for administrative late fees, and that the Company breached various state consumer lease and credit laws and federal privacy and notice statutes. These lawsuits included the following:

     - Garcia, et al. v. Heartland Wireless Communications, Inc. d/b/a Heartland Cable Television (98-05-8388-CV), filed in May 1998 in the 79th Judicial District Court in Brooks County, Texas (dismissed and appealed),

     - John Nolen, Jr., et al. v. Nucentrix Broadband Networks, Inc. (DC-00-155), filed in May 2000 in the 229th Judicial District Court in Duval County, Texas,

     - Nolen, et al. v. Nucentrix Broadband Networks, Inc., et al. (L-00CV134), filed in October 2000 in U.S. District Court for the Southern District of Texas, Laredo Division (dismissed),

     - Perez, et al. v. Nucentrix Broadband Networks, Inc. (01-141-D), filed in March 2001 in the 105th Judicial District Court in Kleberg County, Texas,

     - Garcia v. Heartland Wireless Communications, Inc. (01-04-10449CV), filed in April 2001 in the 79th Judicial District Court in Brooks County, Texas (dismissed and appealed),

     - Torres v. Nucentrix Broadband Networks, Inc. (01-61022-1), filed in September 2001 in County Court at Law No. 1 in Nueces County, Texas,

     - Santellana v. Nucentrix Broadband Networks, Inc. (S-01-6109-CV-B), filed in November 2001 and pending in the 156th Judicial District Court in San Patricio County, Texas (dismissed),

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     - Ysasi and Garcia v. Nucentrix Broadband Networks, Inc., DIRECTV, Inc., et al. (C-02-001), filed in January 2002 in U.S. District Court for the Southern District of Texas, Corpus Christi Division (dismissed), and

     - Santellana v. Nucentrix Broadband Networks, Inc. and DIRECTV, Inc. (C-02-079), filed in February 2002 and pending in U.S. District Court for the Southern District of Texas, Corpus Christi Division (dismissed).

     In January 2003, the Company entered into a Settlement Agreement with all named plaintiffs in the lawsuits listed above, as well as all named plaintiffs in prior similar lawsuits, settling all claims brought by these plaintiffs in such matters. This settlement did not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company

     Dismissal of State Court Action. In September 2002, the U.S. District Court for the District of Delaware affirmed the U.S. Bankruptcy Court's dismissal of the plaintiffs' claims that the Company had undervalued the enterprise value in the chapter 11 proceeding of its predecessor, Heartland Wireless Communications, Inc., in Hunt Capital Group, L.L.C., et al., v. Carroll
D. McHenry, et al., Case No. OJ-2000-534. Plaintiffs did not appeal the District Court's decision.

     General. The Company is a party to other legal and regulatory proceedings, a majority of which are incidental to its business. In the opinion of management, and after consideration for amounts recorded in the accompanying consolidated financial statements, the ultimate effects of such other matters are not expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair value of Nucentrix's financial instruments at December 31, 2002 and 2001. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                        2002                 2001
                                                  -----------------   ------------------
                                                  CARRYING    FAIR    CARRYING    FAIR
                                                   AMOUNT    VALUE     AMOUNT     VALUE
                                                  --------   ------   --------   -------
Restricted assets -- investments in bank
  certificates of deposit.......................   $   --    $   --   $   300    $   300
Lease receivable................................    2,032     2,032     2,393      2,393
Long-term debt..................................    9,109     9,109    10,569     10,569

     The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate the carrying amounts of these assets and liabilities because of the short maturity of these instruments.

     The carrying value of bank certificates of deposit approximates fair value since the term of the underlying deposits is short-term at the reporting date. The carrying amount of the lease receivable approximates fair value since the interest rate (9.5% at December 31, 2002) equates to the market rate of interest. The fair value of the long-term debt is based on management's estimates derived from current rates offered for similar borrowings.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

(16) SEGMENT REPORTING

     Based on the criteria outlined in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Nucentrix is comprised of two reportable segments: (i) wireless cable and (ii) broadband wireless.

                                                     REVENUES      INTERSEGMENT    SEGMENT
                                                   FROM EXTERNAL     REVENUE       PROFIT
                                                   CUSTOMERS(A)    (EXPENSE)(B)   (LOSS)(C)
                                                   -------------   ------------   ---------
YEAR ENDED DECEMBER 31, 2002
Wireless cable segment...........................     $34,679        $(2,469)     $  3,095
Broadband wireless segment.......................         480          2,469       (13,060)
Other............................................          --             --        (1,128)
                                                      -------        -------      --------
     Total.......................................     $35,159        $    --      $(11,093)
                                                      =======        =======      ========
YEAR ENDED DECEMBER 31, 2001
Wireless cable segment...........................     $49,234        $(3,640)     $  9,794
Broadband wireless segment.......................         546          3,640       (23,696)
Other............................................          --             --        (1,631)
                                                      -------        -------      --------
     Total.......................................     $49,780        $    --      $(15,533)
                                                      =======        =======      ========
YEAR ENDED DECEMBER 31, 2000
Wireless cable segment...........................     $60,638        $(4,449)     $ 10,344
Broadband wireless segment.......................         408          4,449        (9,473)
Other............................................          --             --        (1,073)
                                                      -------        -------      --------
     Total.......................................     $61,046        $    --      $   (202)
                                                      =======        =======      ========

     A reconciliation from the segment information to net loss for the years ended December 31, 2002, 2001 and 2000, is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Total segment loss(C)................................  $(11,093)  $(15,533)  $   (202)
Depreciation and amortization........................   (20,572)   (25,670)   (27,321)
                                                       --------   --------   --------
Operating loss.......................................   (31,665)   (41,203)   (27,523)
Interest income......................................       318        984      1,976
Interest expense.....................................    (1,079)    (1,226)    (1,371)
Other income (expense), net..........................     1,066        589      4,839
                                                       --------   --------   --------
Net loss.............................................  $(31,360)  $(40,856)  $(22,079)
                                                       ========   ========   ========

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

     Total expenditures for additions to long-lived assets during the years ended December 31, 2002, 2001 and 2000, are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002     2001     2000
                                                            ------   ------   -------
Wireless cable segment....................................  $  795   $1,924   $ 5,112
Broadband wireless segment................................     201      512     4,701
Other.....................................................     138      159       522
                                                            ------   ------   -------
     Total................................................  $1,134   $2,595   $10,335
                                                            ======   ======   =======

     Total assets as of December 31, 2002, 2001 and 2000, are as follows:

                                                        TOTAL ASSETS AT DECEMBER 31,
                                                        -----------------------------
                                                         2002       2001       2000
                                                        -------   --------   --------
Wireless cable segment................................  $11,395   $ 21,748   $ 39,557
Broadband wireless segment............................   54,677     63,635     77,295
Other.................................................    8,997     18,799     26,428
                                                        -------   --------   --------
     Total............................................  $75,069   $104,182   $143,280
                                                        =======   ========   ========

     (A) Revenues from the wireless cable segment's agency relationship with DIRECTV represent approximately $4.1 million, $2.1 million and $6.3 million of the Company's consolidated revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

     (B) Intersegment revenue (expense) represents a charge from the IP-based services segment to the wireless cable services segment for the use of shared assets. The "other" category includes corporate expenses, other income and assets not considered part of the two reportable segments.

     (C) The Company measures segment profit or loss, as reviewed by the Company's "chief operating decision maker" (as defined in SFAS No. 131), as operating loss before depreciation and amortization.

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables present unaudited financial data of Nucentrix for each quarter of 2002 and 2001.

                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
Year Ended December 31, 2002:
Revenues.................................  $10,573    $ 9,981     $ 8,439       $  6,166
Operating loss...........................   (7,633)    (7,383)     (5,736)       (10,913)
Net loss.................................   (7,723)    (7,221)     (5,434)       (10,982)
Net loss per common share -- basic and
  diluted................................    (0.74)     (0.69)      (0.52)         (1.06)

                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
Year Ended December 31, 2001:
Revenue..................................  $13,916    $12,608     $11,920       $ 11,336
Operating loss...........................   (7,904)    (7,238)     (6,678)       (19,383)
Net loss.................................   (7,680)    (7,076)     (6,662)       (19,438)
Net loss per common share -- basic and
  diluted................................    (0.75)     (0.69)      (0.64)         (1.88)

                                                                     SCHEDULE II

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 ADDITIONS
                                    BALANCE AT   CHARGED TO                                BALANCE AT
                                    BEGINNING    COSTS AND    CHARGED TO                     END OF
DESCRIPTION                         OF PERIOD     EXPENSES      OTHER      DEDUCTIONS        PERIOD
-----------                         ----------   ----------   ----------   -----------     ----------
                                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful
     accounts.....................   $    137       $652      $      --    $      (544)(a)  $    245
                                     ========       ====      =========    ===========      ========
  Valuation allowance for deferred
     tax assets...................   $117,958       $ --      $ 1,727(b)   $        --      $119,685
                                     ========       ====      =========    ===========      ========
YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful
     accounts.....................   $    246       $321      $      --    $      (430)(a)  $    137
                                     ========       ====      =========    ===========      ========
  Valuation allowance for deferred
     tax assets...................   $100,421       $ --      $17,537(b)   $        --      $117,958
                                     ========       ====      =========    ===========      ========
YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful
     accounts.....................   $    407       $688      $      --    $      (849)(a)  $    246
                                     ========       ====      =========    ===========      ========
  Valuation allowance for deferred
     tax assets...................   $162,802       $ --      $      --    $   (62,381)(b)  $100,421
                                     ========       ====      =========    ===========      ========

---------------

(a) Accounts written off.

(b) Recognized as a component of deferred tax assets.

                               INDEX TO EXHIBITS

     Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Registrant's Plan of Reorganization under Chapter 11 of the
          United States Bankruptcy Code (incorporated by reference to
          Exhibit 2.1 to the Registrant's Current Report on Form 8-K
          dated January 19, 1999).
  2.2     Order Confirming Registrant's Plan of Reorganization Under
          Chapter 11 of the Bankruptcy Code, dated as of March 16,
          1999 (incorporated by reference to Exhibit 2.2 to the
          Registrant's Registration Statement on Form S-1,
          Registration No. 333-80929 (the "Form S-1")).
  3.1     Amended and Restated Certificate of Incorporation of
          Registrant, (incorporated by reference to Exhibit 3.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 Form 10-Q")).
  3.2     Restated Bylaws of Registrant (incorporated by reference to
          Exhibit 3.2 to the March 1999 Form 10-Q).
  4.1     Specimen Nucentrix Broadband Networks, Inc. Stock
          Certificate (incorporated by reference to Exhibit 4.1 to the
          Form S-1).
  4.2     Registration Rights Agreement dated as of April 1, 1999,
          between the Registrant and the selling stockholders named
          therein (incorporated by reference to Exhibit 4.2 to the
          Form S-1).
 10.1*    Registrant's First Amended and Restated 1999 Share Incentive
          Plan (incorporated by reference to Exhibit 4.1 to the
          Registrant's Registration Statement on Form S-8,
          Registration No. 333-79913).
 10.2     Sales Agency Agreement dated as of February 7, 2001, between the Company and DIRECTV, Inc. (incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2001 (the "March 2001 Form
          10-Q")).
 10.3     Lease Agreement dated as of January 18, 2001, between the
          Company and CBPBC Phase VIII, LLC (incorporated by reference to Exhibit 10.2 to the Company's March 2001 Form 10-Q).
 10.4     First Amendment to Lease Agreement dated as of March 4,
          2001, between the Company and CBPBC Phase VIII, LLC
          (incorporated by reference to Exhibit 10.3 to the Company's
          March 2001 Form 10-Q).
 10.5*    Employment Agreement between the Registrant and Carroll D.
          McHenry dated as of March 6, 1998 (incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K).
 10.6*    Employment Agreement between the Registrant and J. Curtis
          Henderson dated as of April 8, 1998 (incorporated by
          reference to Exhibit 10.4 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1998).
 10.7*    Employment Agreement between the Registrant and Frank H.
          Hosea dated as of November 3, 1998 (incorporated by
          reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998).
 10.8*    Nonqualified Stock Option Agreement between the Registrant and Carroll D. McHenry dated as of April 1, 1999
          (incorporated by reference to Exhibit 10.15 to the Form
          S-1).
 10.9*    Nonqualified Stock Option Agreement between the Registrant and J. Curtis Henderson dated as of April 1, 1999
          (incorporated by reference to Exhibit 10.17 to the Form
          S-1).
 10.10*   Nonqualified Stock Option Agreement between the Registrant and J. Curtis Henderson dated as of May 10, 2001
          (incorporated by reference to Exhibit 10.2 of the
          Registrant's June 2001 Form 10-Q).
 10.11*   Nonqualified Stock Option Agreement between the Registrant and Frank H. Hosea dated as of April 1, 1999 (incorporated by reference to Exhibit 10.19 to the Form S-1).
 10.12*   Nonqualified Stock Option Agreement between the Registrant and Frank H. Hosea dated as of May 10, 2001 (incorporated by reference to Exhibit 10.3 of the Registrant's June 2001 Form
          10-Q).
 10.13*   Nonqualified Stock Option Agreement between the Registrant and Russell A. Wiseman dated as of January 31, 2001
          (incorporated by reference to Exhibit 10.1 to the
          Registrant's March 2001 Form 10-Q).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.14*   Nonqualified Stock Option Agreement between the Registrant and Russell A. Wiseman dated as of April 3, 2000
          (incorporated by reference to Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
 10.15*   Nonqualified Stock Option Agreement between the Registrant and Russell A. Wiseman dated as of May 10, 2001
          (incorporated by reference to Exhibit 10.4 of the Company's
          June 2001 Form 10-Q).
 10.16    Registrant's Warrant Agreement, dated as of April 1, 1999
          (incorporated by reference to Exhibit 10.2 to the March 1999
          Form 10-Q).
 10.17    Master Agreement dated as of December 2, 1998, among the
          Registrant, CS Wireless Systems, Inc. and CAI Wireless
          Systems, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year
          ended December 31, 1999).
 21.1     List of subsidiaries (incorporated by reference to Exhibit
          21.1 to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 2000).
+23.1     Consent of KPMG LLP.
+23.2     Consent of KBA Group LLP
+99.1     Certification pursuant to 18 U.S.C. sec. 1350 (Chief
          Executive Officer and Acting Chief Financial Officer).

---------------

 + Filed herewith.