Form 10-Q
period 2003-03-31
NUCENTRIX BROADBAND NETWORKS INC
filed 2003-05-14
CIK 917707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------    ----------------------

                         Commission file number 0-23694

                       NUCENTRIX BROADBAND NETWORKS, INC.

             (Exact name of registrant as specified in its charter)


              Delaware                               73-1435149
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 4120 International Parkway, Suite 2000, Carrollton, Texas          75007
      (Address of principal executive offices)                   (Zip Code)

                                 (972) 662-4000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X      No
                                              -----     -----
         Indicate by check mark whether the registrant is an accelerated filer
(as defined by Rule 12b-2 of the Exchange Act).  Yes          No  X
                                                    -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                      Shares Outstanding
             Class                                    as of May 12, 2003
             -----                                    ------------------
Common Stock, $.001 par value                                 10,404,443

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 31,      DECEMBER 31,
                                                                            2003             2002
                                                                         ------------    ------------
Current assets:                                                           (UNAUDITED)
         Cash and cash equivalents ...................................   $      3,898    $      7,454
         Subscriber receivables, net of allowance for
            doubtful accounts of $136 and $245, respectively .........             65             193
         Other receivables ...........................................            667             829
         Prepaid expenses and other current assets ...................            518             730
                                                                         ------------    ------------
                   Total current assets ..............................          5,148           9,206
                                                                         ------------    ------------

Systems and equipment, net ...........................................          4,944           5,257
License and leased license investment, net ...........................         48,608          49,853
Lease receivable, net of current portion .............................          1,392           1,514
Subscriber acquisition costs .........................................          8,804           8,680
Other assets, net ....................................................            556             559
                                                                         ------------    ------------

                   Total assets ......................................   $     69,452    $     75,069
                                                                         ============    ============

Current liabilities:
         Accounts payable and accrued liabilities ....................   $     12,927    $     13,669
         Current portion of long-term debt and capital lease
            obligations ..............................................          2,647           2,809
                                                                         ------------    ------------
                   Total current liabilities .........................         15,574          16,478
                                                                         ------------    ------------

Long-term debt and capital lease obligations,
   less current portion ..............................................          7,900           8,485
Other long-term liabilities ..........................................          8,202           8,050

Commitments and contingencies (see note 7)

Stockholders' equity:
         Preferred stock, $.01 par value; 15,000,000 shares
               authorized; none issued ...............................             --              --
         Common stock, $.001 par value; 30,000,000 shares
               authorized; 10,404,443 shares issued and outstanding
               at March 31, 2003 and December 31, 2002................             10              10
         Additional paid-in capital ..................................        153,585         153,585
         Accumulated deficit .........................................       (115,819)       (111,539)
                                                                         ------------    ------------
                   Total stockholders' equity ........................         37,776          42,056
                                                                         ------------    ------------

                    Total liabilities and stockholders' equity .......   $     69,452    $     75,069
                                                                         ============    ============




     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          2003                 2002
                                                       ------------    ------------
Revenues ...........................................   $      3,983    $     10,573

Operating expenses:
        System operations ..........................          2,489           5,863
        Selling, general and administrative ........          4,437           5,567
        Depreciation and amortization ..............          1,550           6,776
                                                       ------------    ------------

                   Total operating expenses ........          8,476          18,206
                                                       ------------    ------------

                   Operating loss ..................         (4,493)         (7,633)

Other income (expense):
        Interest income ............................             34              87
        Interest expense ...........................           (241)           (282)
        Other ......................................            420             105
                                                       ------------    ------------

                   Total other income (expense) ....            213             (90)
                                                       ------------    ------------

Net loss ...........................................   $     (4,280)   $     (7,723)
                                                       ============    ============

Net loss per common share - basic and diluted ......   $      (0.41)   $      (0.74)
                                                       ============    ============

Weighted average shares outstanding -
   basic and diluted ...............................         10,404          10,403
                                                       ============    ============



     See accompanying notes to condensed consolidated financial statements.

              NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                        2003            2002
                                                                     ------------    ------------
Cash flows from operating activities:
        Net loss .................................................   $     (4,280)   $     (7,723)
        Adjustments to reconcile net loss to net cash used in
              operating activities:
            Depreciation and amortization ........................          1,550           6,776
            Gain on sale of assets ...............................           (420)           (104)
            Compensation expense related to issuance of
              common stock and stock options .....................             --              45
            Changes in operating assets and liabilities:
                  Subscriber and other receivables ...............            301              88
                  Prepaid expenses and other .....................            101             818
                  Accounts payable, accrued expenses and
                         other liabilities .......................           (486)           (445)
                                                                     ------------    ------------
                       Net cash used in operating activities .....         (3,234)           (545)
                                                                     ------------    ------------
Cash flows from investing activities:
        Proceeds from sale of assets .............................            316              55
        Purchases of systems and equipment .......................             (7)           (475)
        Expenditures for licenses and leased licenses ............             --             (58)
        Collection of lease receivable ...........................            111             101
                                                                     ------------    ------------
                       Net cash provided by (used in) investing
                       activities ................................            420            (377)
                                                                     ------------    ------------
Cash flows from financing activities:
        Payments on short-term borrowings and other notes
          payable, including capital lease obligations ...........            (37)           (104)
        Payments on long-term debt ...............................           (705)           (431)
                                                                     ------------    ------------
                       Net cash used in financing activities .....           (742)           (535)
                                                                     ------------    ------------

Net decrease in cash and cash equivalents ........................         (3,556)         (1,457)
Cash and cash equivalents at beginning of period .................          7,454          15,364
                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................   $      3,898    $     13,907
                                                                     ============    ============

Cash paid for interest ...........................................   $        245    $        279
                                                                     ============    ============



     See accompanying notes to condensed consolidated financial statements.

               NUCENTRIX BROADBAND NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003


(1)      Description of Business

         Nucentrix Broadband Networks, Inc. ("Nucentrix" or the "Company") provides broadband wireless Internet and wireless subscription television, or "wireless cable," services using up to approximately 200 megahertz ("MHz") of radio spectrum licensed by the Federal Communications Commission in the 2.1 gigahertz ("GHz") and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. The Company owns the basic trading area authorization, or otherwise licenses or leases spectrum, in 92 markets covering an estimated 8.2 million total households. On average, the Company owns or leases approximately 130 MHz of spectrum per market. This spectrum commonly is referred to as Multichannel Multipoint Distribution Service, or "MMDS," and Instructional Television Fixed Service, or "ITFS." The Company currently provides high-speed wireless Internet access service in two markets, primarily to medium-sized and small businesses, small offices/home offices and telecommuters. Nucentrix also provides subscription television services, commonly referred to as "wireless cable," in 44 markets.

          In March 2002, as part of the Company's long-term plan to focus its use of spectrum for broadband Internet and other advanced wireless services, the Company announced the signing of agreements with DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. and an affiliate of Time Warner Cable to convert substantially all of the Company's wireless cable subscribers to programming provided by these entities. The Company expects to complete the conversion of its wireless cable business in 2003. Except for a nominal residual royalty payment and recognition of deferred revenue related to cash received at the time of conversion, the Company does not expect its existing wireless cable subscriber base to generate material revenues or cash flows for the Company beyond 2003. Substantially all revenues reported in the Company's condensed consolidated financial statements for the three months ended March 31, 2003 and 2002, are related to the Company's wireless cable business.

(2)      Going Concern and Liquidity

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

         At April 30, 2003, the Company had approximately $3.2 million of unrestricted cash and cash equivalents. The Company expects that cash on hand and cash generated from its operations, with no additional financing, will be sufficient to fund operations in the normal course of business through the second quarter of 2003.

         The Company currently is seeking to raise $15 million - $20 million for maintenance of existing strategic spectrum resources, operating expenses and to fund the deployment of up to two 2G Internet systems. The Company has retained a financial advisor in connection with this potential financing. The Company also may seek to raise additional capital if it consummates any significant acquisitions or strategic alliances, or determines that market conditions are appropriate for such financing. Options for raising capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. There can be no assurance that any financing will be available on acceptable terms or in a timely manner, if at all.

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

(4)      Interim Financial Information

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. These results are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying financial statements are for interim periods and should be read in conjunction with the 2002 audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for 2002.

(5)      Net Loss Per Common Share - Basic and Diluted

         The Company has presented basic and diluted loss per share, computed on the basis of the weighted average number of common shares outstanding during the period. Outstanding options to purchase 528,200 and 796,100 shares of common stock at March 31, 2003 and 2002, respectively, and outstanding warrants to purchase 1,099,635 and 825,000 shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because their effects are antidilutive.

(6)      Stock-Based Compensation

         The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. The Company recorded compensation expense of $0 and $45,000 in the quarters ended March 31, 2003 and 2002, respectively. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net loss and loss per share would have been increased as indicated below:

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                   ------------------------
                                                      2003           2002
                                                   ----------    ----------
Net loss attributable to common stockholders,
    as reported ................................   $   (4,280)   $   (7,723)
Add: Stock-based employee compensation
    expense included in reported net loss ......           --            45
Deduct:  Stock-based employee compensation
    expense determined under fair value based
    method .....................................          (38)         (274)
                                                   ----------    ----------
Pro forma net loss .............................   $   (4,318)   $   (7,952)
                                                   ==========    ==========

Net loss per share
As reported ....................................   $    (0.41)   $    (0.74)
                                                   ==========    ==========
Pro forma ......................................   $    (0.42)   $    (0.76)
                                                   ==========    ==========

(7)      Commitments and Contingencies

         In July 2002 the Company had approximately 370 spectrum leases under which monthly or annual payments were required to be paid to spectrum lessors. At that time, the Company began negotiations with spectrum lessors to defer up to 80% of the Company's monthly spectrum lease payments until the Company launched commercial two-way Internet services in the applicable market. As of March 31, 2003, the Company had renegotiated approximately 140 spectrum leases. The Company currently is attempting to renegotiate approximately 100 additional spectrum leases on similar terms, and is paying 20% of current amounts due on these leases. In addition, in February 2003 the Company notified spectrum lessors for approximately 90 non-strategic leases, which had not been renegotiated to defer lease payments as described above, that the Company was terminating these leases and permanently suspending all payments under these leases. Notwithstanding the Company's deferral of certain lease payments and suspension of others, the Company has (i) expensed all spectrum lease payments on a straight-line basis in its consolidated statements of operations and (ii) accrued a corresponding liability for all deferred and suspended payments on its consolidated balance sheets. This accrual was $1.3 million through March 31, 2003, and the Company expects this accrual to increase monthly by approximately $200,000 until the Company begins to launch commercial Internet services or resolves claims, if any, under the terminated leases to which a portion of the accrual relates. The total amount of payments due through the remaining terms of the 90 leases for which notice of termination was delivered is approximately $7.8 million. The Company may be subject to future claims for some amount of payments under these 90 leases. However, the Company currently is not able to estimate with certainty the total amounts or potential range of loss associated with these leases, if any.

         The Company was a party to a programming arrangement with World Satellite Network, Inc. ("WSNet"), under which the Company paid WSNet to obtain and manage certain of the video programming that the Company delivers to its wireless cable subscribers, including making payments for such programming directly to 17 programming providers such as Disney, ESPN and HBO. In October 2002, WSNet filed for protection under Chapter 11 of the U.S. Bankruptcy Code and, in February 2003, announced that it would cease operations at the end of that month. The Company now pays programmers directly and through another third party for the monthly programming that the Company continues to deliver to its remaining wireless cable subscribers. However, for programming delivered for September 2002, the Company paid WSNet approximately $550,000. WSNet has not remitted this amount to the various programmers from whom the Company received programming. In February 2003, WSNet notified the Company that it intended to reject its agreement with the Company in its Chapter 11 proceeding. The Company is continuing to evaluate its rights and potential obligations with respect to WSNet and the programmers, and ultimately may be liable for payment of some or all of this amount to one or more programmers. The Company believes it has a claim against WSNet or its creditors for the $550,000 that the Company paid to WSNet.

         While it is not feasible to predict or determine the final outcome of the above matters or to estimate the amounts or potential ranges of loss for such matters, if any, and while the Company does not expect an adverse outcome, an adverse outcome with respect to a significant number of lessors or programmers in the above matters could have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

(8)      Segment Reporting

         Based on the criteria outlined in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Nucentrix is comprised of two reportable segments: (i) wireless cable and (ii) broadband wireless. Information regarding operating segments as of and for the quarters ended March 31, 2003 and 2002, is presented in the following tables (in thousands):


                                   REVENUES         INTERSEGMENT        SEGMENT
                                 FROM EXTERNAL        REVENUE           PROFIT
                                 CUSTOMERS (A)     (EXPENSE) (B)      (LOSS) (C)
                                 --------------   --------------    --------------
THREE MONTHS ENDED
MARCH 31, 2003

Wireless cable segment .......   $        3,873   $         (174)   $         (360)
Broadband wireless segment ...              110              174            (1,572)
Other ........................               --               --            (1,011)
                                 --------------   --------------    --------------
     Total ...................   $        3,983   $           --    $       (2,943)
                                 ==============   ==============    ==============



THREE MONTHS ENDED
MARCH 31, 2002

Wireless cable segment .......   $       10,446   $         (789)   $        1,948
Broadband wireless segment ...              127              789            (2,470)
Other ........................               --               --              (335)
                                 --------------   --------------    --------------
     Total ...................   $       10,573   $           --    $         (857)
                                 ==============   ==============    ==============

A reconciliation from the segment information to the net loss for the three months ended March 31, 2003 and 2002, is as follows:

                                         THREE MONTHS
                                        ENDED MARCH 31,
                                   ------------------------
                                      2003         2002
                                   ----------    ----------
Total segment loss (C) .........   $   (2,943)   $     (857)
Depreciation and amortization ..       (1,550)       (6,776)
                                   ----------    ----------
Operating loss .................       (4,493)       (7,633)
Interest income ................           34            87
Interest expense ...............         (241)         (282)
Other income (expense), net ....          420           105
                                   ----------    ----------
Net loss .......................   $   (4,280)   $   (7,723)
                                   ==========    ==========


         Total assets for the operating segments as of March 31, 2003, and December 31, 2002, are as follows:

                                        TOTAL ASSETS AT
                               ----------------------------------
                               MARCH 31, 2003   DECEMBER 31, 2002
                               --------------   -----------------
Wireless cable segment .....   $        9,191   $          11,395
IP-based services segment ..           55,202              54,677
Other ......................            5,059               8,997
                               --------------   -----------------
Total ......................   $       69,452   $          75,069
                               ==============   =================

----------------------

(A) Revenues from the wireless cable services segment's agency relationship with DIRECTV represent approximately $1.4 million and $759,000 of the Company's consolidated revenue for the three months ended March 31, 2003 and 2002, respectively.

(B) Intersegment revenue (expense) represents a charge from the broadband wireless services segment to the wireless cable services segment for the use of shared assets. The "other" category includes corporate expenses, other income and assets not considered part of the two reportable operating segments.

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

         FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements with respect to our financial condition, results of operations, business strategy and financial needs. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continues" and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. These statements reflect our current view of future events and are based on our assessment of, and are subject to, a variety of factors, contingencies, risks, assumptions and uncertainties deemed relevant by management, including:

         o our ability to obtain financing necessary to implement our business strategy,

         o the capabilities of second generation technology platforms for commercial deployment of broadband wireless services over Multipoint Distribution Service ("MDS"), Multichannel Multipoint Distribution Service ("MMDS") and Instructional Fixed Service Television ("ITFS") radio spectrum,

         o        competitive technologies, products and services,

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

         o with respect to pending transactions, satisfying our due diligence efforts and obtaining required third party consents, including consent of the Federal Communications Commission ("FCC"), and

         o those matters discussed specifically under Item 1, "Business - Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission ("SEC") on March 31, 2003.

         We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         OVERVIEW

         General. We provide broadband wireless Internet and wireless subscription television services using radio spectrum licensed by the FCC in the
2.1 GHz and 2.5 GHz bands, primarily in medium and small markets across Texas, Oklahoma and the Midwestern United States. We own the basic trading area ("BTA") authorization, or otherwise license or lease MDS, MMDS and ITFS spectrum, in 92 markets covering an estimated 8.2 million total households. On average, we own or lease approximately 130 MHz of spectrum per market. We often refer to our frequencies collectively in this document as "MMDS."

         Conversion of Wireless Cable Business. Historically, we have used our spectrum to provide wireless subscription television services, commonly referred to as "wireless cable." However, as part of our long-term plan to shift the use of spectrum from wireless cable to broadband Internet and other advanced wireless services, we are in the process of converting substantially all of our wireless cable subscribers to programming provided by DIRECTV, Inc. ("DIRECTV"), Pegasus Satellite Television, Inc. ("Pegasus") and an affiliate of Time Warner Cable ("Time Warner Cable"). In exchange for each wireless cable subscriber converted, we receive a conversion payment and, in the case of subscribers converted to DIRECTV and Pegasus, an equipment subsidy, installation payment and residual royalty.

         As a result of the conversion of our wireless cable subscribers, revenues and cash generated from our wireless cable business will decline substantially in 2003 as our wireless cable subscribers convert or otherwise disconnect their service. Except for a nominal residual royalty payment and recognition of deferred revenues related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to generate material revenues or cash flows for the Company after 2003. Although we intend to continue to reduce expenditures associated with our wireless cable business, the ongoing costs of maintaining our FCC spectrum licenses and leases, as well as other corporate overhead, will exceed recurring revenues as we implement this conversion program. At April 30, 2003, we had converted a total of approximately 20,200 wireless cable customers to programming provided by DIRECTV, Pegasus and Time Warner Cable. Since August 2002, as part of our conversion plan we have terminated wireless cable service in 14 markets, and consolidated operations by closing field offices in 26 additional markets. We continue to provide wireless cable services in a total of 44 markets. We expect to close offices and consolidate operations in additional wireless cable markets through 2003 as we implement the conversion program and clear our spectrum for advanced broadband wireless services.

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

         At April 30, 2003, we had approximately 8,600 wireless cable customers, and approximately 18,200 customers (excluding converted subscribers) who received DIRECTV programming sold by us. We already have received up front commissions for the DIRECTV subscribers; therefore, we are not eligible for additional conversion payments under our agreements with DIRECTV and Pegasus for these subscribers. Our business strategy contemplates a decline in wireless cable subscribers, DIRECTV subscribers, revenues and cash flows in 2003 and beyond, as we allocate most of our resources to maintain our spectrum assets and develop our broadband wireless Internet access and other advanced wireless services.

         Business Strategy. Our long-term business strategy is to provide fixed, portable and, ultimately, mobile broadband Internet access and other information services using our high-capacity MMDS radio spectrum in medium and small markets. Our expected range of services includes high-speed Internet connectivity that is integrated with wireless Local Area Networks for businesses and Home Area Networks for residential users, to distribute broadband services throughout a customer's business and home. We currently provide high-speed wireless Internet access service to approximately 425 accounts in Austin and Sherman-Denison, Texas. These accounts primarily are medium-sized and small businesses, small offices/home offices ("SOHOs") and telecommuters. Our current service offerings include Internet access from 128 Kbps to 1.54 Mbps, or up to 50 times faster than service provided over standard dial-up telephone lines. Through two national independent contractors, we also provide value-added services such as e-mail, Web hosting and design, and domain name service.

         We believe we are well positioned to bring advanced wireless services to our medium and small markets, due to the relatively large amount of licensed spectrum (approximately 130 MHz per market) that we hold, and the lack of affordable broadband alternatives in many of our markets. We currently are focused on validating the most efficient technical platform from which to deliver our wireless services. Commercial deployment of second generation ("2G") MMDS technology has increased substantially during the last year. MMDS equipment providers have announced deployments of 2G systems in both the U.S. and internationally. We expect 2G technology to allow us to deliver broadband wireless service that (1) does not require a direct line-of-sight from our base stations to many customers' premises, (2) is suited for portable and nomadic devices such as lap-top computers and personal digital assistants, or PDAs, and (3) allows customers to "plug and play," or install and upgrade their customer premises equipment themselves.

         We currently are seeking to raise $15 million - $20 million in new capital. We expect to use this capital for maintenance of existing strategic spectrum resources, operating expenses and to fund deployment of a 2G MMDS Internet system in up to two markets. We have retained Houlihan Lokey Howard & Zukin ("Houlihan Lokey") as our financial advisor in connection with this potential financing. We also may seek additional capital if we consummate any significant acquisitions or strategic alliances, or determine that market conditions are appropriate for such financing. There can be no assurance that financing will be available on acceptable terms or in a timely manner, if at all. See "Liquidity and Capital Resources" in this Item 2.

         At April 30, 2003, we had approximately $3.2 million of unrestricted cash and cash equivalents. As set forth in note 2 to the consolidated financial statements, the consolidated financial statements contained in this report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In conjunction with their 2002 year end audit, our independent accountants issued an audit opinion with respect to our 2002 consolidated financial statements that included an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements in this report do not include any adjustments that might result from the outcome of this uncertainty. We expect that cash on hand of $3.2 million at April 30, 2003, and cash generated from our operations, with no additional financing, will be sufficient to fund operations in the normal course of business through the second quarter of 2003. See "Liquidity and Capital Resources" in this Item 2.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

         Revenues; Subscribers. Our revenues consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental and other miscellaneous fees, and revenue from our agency relationship with DIRECTV (which include revenues from DIRECTV and others in 2003 from the conversion of our wireless cable subscribers). Revenues also include fees generated from Internet operations in Austin and Sherman/Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to our wireless cable subscribers and systems because revenues and subscribers from our Internet business were immaterial for the three months ended March 31, 2003 and 2002.

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

         Our revenues for the first quarter of 2003 were $4.0 million, compared to $10.6 million for the first quarter of 2002. The average number of wireless cable subscribers for the three months ended March 31, 2003, was 17,000 compared to 75,600 for the same period of 2002. In addition, during the three months ended March 31, 2003, we had 18,000 average subscribers who received only DIRECTV programming sold by us. We do not include these customers in our reported wireless cable subscriber base but we do receive certain agency revenue from DIRECTV related to these accounts, as well as equipment lease payments from a portion of these customers. We also do not include these customers or their related revenues in our calculation of recurring average revenue per subscriber.

         The decline in revenues over the periods presented resulted primarily from fewer total wireless cable subscribers as we closed 14 of our wireless cable systems in 2002 and 2003, and converted wireless cable subscribers to programming provided by DIRECTV, Pegasus and Time Warner Cable. Recurring average revenue per subscriber was $39.05 in the first quarter of 2003, compared to $38.27 in the same quarter last year. Internet service revenues for the three months ended March 31, 2003 and 2002, were not material. We expect to convert the remainder of our wireless cable subscriber base to satellite programming provided by DIRECTV and Pegasus, and cable programming provided by Time Warner Cable, in 2003. Except for a nominal residual royalty and recognition of deferred revenue related to cash received at the time of conversion, we do not expect our existing wireless cable subscriber base to continue to generate material revenues or cash flows for the Company beyond 2003. See "Overview - Conversion of Wireless Cable Business" in this Item 2. We expect to recognize revenues associated with the conversion of subscribers to DIRECTV and Pegasus to the extent of direct selling costs incurred, and the remainder to be deferred and amortized to income over the expected subscriber relationship period of three years. A chargeback reserve will be recorded for all DIRECTV contingencies. We do not expect the decline in wireless cable revenues to be offset materially by an increase in revenues from our Internet business in 2003, as we plan to deploy no more than two 2G Internet systems before the end of the first quarter of 2004. See "Overview - Business Strategy" in this Item 2.

         System Operations Expenses. System operations expenses include spectrum lease payments, wireless cable programming costs, labor and overhead relating to service calls and disconnects, transmitter site and tower rentals, and certain repairs and maintenance expenditures. Programming costs (with the exception of minimum payments) and repairs and maintenance are variable expenses based on the number of subscribers. System operations expenses were $2.5 million, or 62% of revenues, for the first quarter of 2003, compared to $5.9 million, or 55% of revenues, for the first quarter of 2002. System operations expense decreased over the periods presented due to lower programming expense as a result of lower subscriber counts. System operations expenses as a percent of revenue increased compared to the prior year due to lower overall revenues and higher costs under certain spectrum leases that were renegotiated in preparation for providing broadband wireless services, and due to the fixed portion of technical labor in certain wireless cable markets which has been reduced to minimum levels with the decline in subscribers. We expect system operations expenses to continue to decrease in 2003 from 2002 in connection with the conversion of our wireless cable subscriber base. See "Overview - Conversion of Wireless Cable Business" in this Item 2.

         Selling, General and Administrative (SG&A) Expenses. SG&A expenses include office and administrative costs of operating our 44 wireless cable markets and our two Internet markets, as well as sales and marketing and bad debt expenses related to these operations and corporate costs directly and indirectly allocated to these operations. In addition, the direct incremental costs incurred in generating a customer relationship with DIRECTV, comprised of material, equipment and labor, are recorded as an asset. This asset, referred to as "subscriber acquisition costs," is amortized as a component of SG&A expense over the expected subscriber relationship period of three years.

          SG&A expenses for the first quarter of 2003 were $4.4 million, or 111% of revenues, compared to $5.6 million, or 53% of revenues, for the same period last year. SG&A expenses decreased in 2003 due to lower advertising and field administrative costs in our wireless cable markets resulting from lower subscriber count as we converted our wireless cable subscriber base to satellite and cable programming provided by DIRECTV, Pegasus and Time Warner Cable. In addition, start-up and general and administrative costs related to our broadband wireless Internet business have decreased due to a delay in availability of a next generation technology platform. SG&A expenses as a percent of revenue increased primarily because of lower overall revenues and the fixed portion of SG&A expenses related to the conversion of our wireless cable subscribers. We expect overall SG&A expenses to continue to decline in 2003 from 2002, as wireless cable television field offices are closed and related administrative costs are reduced.

         Depreciation and Amortization. Depreciation and amortization expenses include depreciation of systems and equipment and capitalized installation costs, and amortization of license and leased license investment. Our policy is to capitalize the direct costs of wireless cable installations. These direct costs include reception materials and equipment on subscriber premises and installation labor. These direct costs are capitalized as systems and equipment and amortized over the estimated useful life of the asset (currently 12 months). The nonrecoverable portion of the cost of a wireless cable installation becomes fully depreciated upon disconnection of the subscriber. License and leased license investment includes costs incurred to acquire and/or develop MMDS and ITFS spectrum rights. These costs are capitalized and amortized on a straight line basis over the average estimated useful life of the asset (currently 10 years).

         Depreciation and amortization expenses for the first quarter of 2003 were $1.6 million, compared to $6.8 million for the first quarter of 2002. The decrease in depreciation and amortization expenses over the periods presented is due to (i) impairment charges of $4.8 million and $14.1 million in 2002 and 2001, respectively, to write down systems and equipment and license and leased license investment to estimated fair value, (ii) the aging of customer equipment in our wireless cable and DIRECTV businesses, much of which is fully depreciated and, to a lesser extent, (iii) the sale of used equipment during 2002. We expect depreciation and amortization to continue to decrease in 2003 from 2002 as wireless cable assets are fully depreciated, and wireless cable market operations are closed upon conversion of our wireless cable subscriber base as discussed above.

         Operating Loss. We generated an operating loss of $4.5 million for the first quarter of 2003, compared to an operating loss of $7.6 million for the first quarter of 2002. The decrease in operating loss is due to lower system operations and SG&A expenses resulting from fewer subscribers and lower depreciation and amortization expenses discussed above. These decreased costs were partially offset by lower revenues from our wireless cable business resulting from fewer subscribers. We expect operating losses in 2003 to increase from 2002 as our revenue from wireless cable subscribers continues to decrease and we allocate most of our resources to maintain our spectrum assets and develop our broadband and other wireless services.

         EBITDA. "EBITDA," or earnings before interest, taxes, depreciation and amortization, is widely used by analysts, investors and other interested parties as a measure of operating results in the Internet, cable television and telecommunications industries, due to the significant initial capital investment typically required by companies in these industries. EBITDA is also a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net income or net loss as a measure of operating results or to cash flows as a measure of funds available for discretionary or other liquidity purposes. EBITDA may not be comparably calculated from one company to another. EBITDA was a negative $2.9 million for the first quarter of 2003, compared to a negative $857,000 for the same period in 2002. The decrease in EBITDA was attributable primarily to decreased revenues from our wireless cable business, partially offset by lower system operations and SG&A expenses discussed above. We expect negative EBITDA to increase materially in 2003 from 2002, as we complete the conversion of our wireless cable subscribers and clear our spectrum for our broadband wireless business. The table below reconciles the differences between our EBITDA and net loss for the three months ended March 31, 2003 and 2002:


                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
                                         2003             2002
                                     ------------    ------------
EBITDA ...........................   $     (2,943)   $       (857)
Depreciation and amortization ....         (1,550)         (6,776)
                                     ------------    ------------
Operating loss ...................         (4,493)         (7,633)
Interest income ..................             34              87
Interest expense .................           (241)           (282)
Other income (expense) ...........            420             105
                                     ------------    ------------
Net loss .........................   $     (4,280)   $     (7,723)
                                     ============    ============


         Interest Income. Interest income was $34,000 for the first quarter of 2003, compared to $87,000 for the same period in 2002. The decrease in interest income was due to higher earnings during the prior year on larger cash balances.

         Interest Expense. We incurred interest expense of $241,000 for the first quarter of 2003 compared to $282,000 for the same period in 2002. Interest expense decreased in 2003 due to lower principal balances on our BTA debt and capital leases.

         Other Income (Expense). Other income was $420,000 in the first quarter of 2003 compared to $105,000 during the same period in 2002. Other income for the three months ended March 31, 2003 included $104,000 in recognized deferred gain related to the sale-leaseback of our communications towers during 1999 and 2000, $142,000 in gain recognized on the conversion of our wireless cable subscribers to programming provided by Time Warner Cable and $174,000 in proceeds from the sale of non-strategic MMDS assets. Other income for 2002 was primarily gain related to the sale and leaseback of our towers.

         Net Loss. We have recorded net losses since our inception. During the first quarter of 2003, we incurred a net loss of $4.3 million ($0.41 per share) compared to a net loss of $7.7 million ($0.74 per share) for the same period in 2002. We expect our net loss in 2003 to increase from 2002 as our wireless cable market operations are closed upon conversion of our wireless cable subscriber base.

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

         Cash used in operations was $3.2 million during the first quarter of 2003, compared to $545,000 during the same period in 2002. Cash used in operations in the current year was primarily from our net loss of $4.2 million, offset by depreciation and amortization of $1.5 million. Cash used in operations for the first quarter of 2002 was primarily from our net loss of $7.7 million and payments of accrued property taxes and other liabilities, offset by depreciation and amortization of $6.8 million.

         Cash provided by investing activities was $420,000 during the first quarter of 2003, compared to cash used in investing activities of $377,000 during the same period in 2002. The improvement in cash provided by investing activities is due to $142,000 in cash proceeds from the conversion of our wireless cable subscribers, $174,000 from the sale of non-strategic MMDS assets and substantially lower spending for the acquisition and installation of subscriber premise equipment, as we continued the conversion of our wireless cable subscribers. Cash used in investing activities in 2002 included higher expenditures for subscriber premise equipment as well as expenditures for engineering, legal, site acquisition and other costs related to the acquisition of MMDS spectrum rights.

         Cash used in financing activities was $742,000 during the first quarter of 2003, compared to $535,000 during the same period in 2002. Cash used in financing activities during both periods was for payments on our BTA debt and capital lease obligations.

         At April 30, 2003, we had approximately $3.2 million of unrestricted cash and cash equivalents. As set forth in note 2 to the consolidated financial statements in this report, the consolidated financial statements contained in this report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In conjunction with their 2002 year end audit, our independent accountants issued an audit opinion with respect to our 2002 consolidated financial statements that included an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments that might result from the outcome of this uncertainty. We expect that cash on hand of $3.2 million at April 30, 2003, and cash generated from our operations, with no additional financing, will be sufficient to fund operations in the normal course of business through the second quarter of 2003.

         As discussed in "Overview - Business Strategy" in this Item 2, we currently are seeking to raise $15 million - $20 million for maintenance of existing strategic spectrum resources, operating expenses and to fund the deployment of up to two 2G Internet systems. We have retained Houlihan Lokey as our financial advisor in connection with this potential financing. We also may seek to raise additional capital if we consummate any significant acquisitions or strategic alliances, or determine that market conditions are appropriate for such financing. Options for raising capital include the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing, and sales of assets. There can be no assurance that financing will be available on acceptable terms or in a timely manner, if at all.

         CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company's significant accounting policies and methods used in the preparation of the consolidated financial statements are discussed in note 1 of the notes to consolidated financial statements of the Company's Annual Report on Form 10-K for 2002. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

         Revenues currently consist primarily of monthly fees paid by wireless cable subscribers for basic programming, premium programming, equipment rental and other miscellaneous fees, and revenues from our agency relationship with DIRECTV (which include revenues from DIRECTV in 2003 from the conversion program discussed above in "Overview--Conversion of Wireless Cable Business"). Revenues also include fees generated from Internet operations in Austin and Sherman-Denison, Texas. Unless the context requires otherwise, all references to "subscribers" or "systems" are to wireless cable subscribers and systems because revenues and subscribers from Internet business were immaterial for the three months ended March 31, 2003 and 2002 (approximately 3% and 1%, respectively, of consolidated revenues).

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

         The direct costs of wireless cable installations include reception materials and equipment on subscriber premises and installation labor, which are amortized over the estimated useful life of the asset (presently 12 months) for the recoverable portion and estimated average subscription term (presently 12 months) for the nonrecoverable portion of such costs. The nonrecoverable portion of the cost of a subscriber installation becomes fully depreciated upon disconnection of the subscriber.

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

         COMMITMENTS AND CONTINGENCIES

         In July 2002 we had approximately 370 spectrum leases under which monthly or annual payments were required to be paid to spectrum lessors. At that time, we began negotiations with spectrum lessors to defer up to 80% of our monthly spectrum lease payments until we launched commercial two-way Internet services in the applicable market. As of March 31, 2003, we had renegotiated approximately 140 spectrum leases. We currently are attempting to renegotiate approximately 100 additional spectrum leases on similar terms, and we are paying 20% of current amounts due on these leases. In addition, in February 2003 we notified spectrum lessors for approximately 90 non-strategic leases, which had not been renegotiated to defer lease payments as described above, that we were terminating these leases and permanently suspending all payments under these leases. Notwithstanding the deferral of certain spectrum lease payments and suspension of others, we have (i) expensed all spectrum lease payments on a straight-line basis in our consolidated statements of operations and (ii) accrued a corresponding liability for all deferred and suspended payments on our consolidated balance sheets. This accrual was $1.3 million through March 31, 2003, and we expect this accrual to increase monthly by approximately $200,000 until the Company begins to launch commercial Internet services or resolves claims, if any, under the terminated leases to which a portion of the accrual relates. The total amount of payments due through the remaining terms of the 90 leases for which notice of termination was delivered is approximately $7.8 million. We may be subject to future claims for some amount of payments under these 90 leases. However, we currently are not able to estimate with certainty the total amounts or potential range of loss associated with these leases, if any.

         We currently expect to attempt to renegotiate some or all of our approximately 90 tower leases on more favorable terms. As part of this process, we have identified 24 non-strategic towers for which we suspended payment in May 2003. Thirteen of these leases are classified as operating leases, and 11 are classified as capital leases. Notwithstanding the suspension of payments under these leases, we expect to continue to expense all operating tower lease payments on a straight-line basis and accrue a corresponding liability on our consolidated balance sheet. Total monthly payments due under the 24 leases are approximately $38,000. The total amount of payments due under the remaining terms of these leases is approximately $2.2 million, of which approximately $650,000 is included as a capital lease obligation on our consolidated balance sheet at March 31, 2003. We may be subject to future claims for some amount of payments under these leases.

         We were a party to a programming arrangement with World Satellite Network, Inc. ("WSNet"), under which we paid WSNet to obtain and manage certain of the video programming that we deliver to our wireless cable subscribers, including making payments for such programming directly to 17 programming providers such as Disney, ESPN and HBO. In October 2002, WSNet filed for protection under Chapter 11 of the U.S. Bankruptcy Code and, in February 2003, announced that it would cease operations at the end of that month. We now pay programmers directly and through another third party for the monthly programming that we continue to deliver to our remaining wireless cable subscribers. However, for programming delivered for September 2002, we paid WSNet approximately $550,000. WSNet has not remitted this amount to the various programmers from whom we received programming. In February 2003, WSNet notified us that it intended to reject its agreement with us in its Chapter 11 proceeding. We are continuing to evaluate our rights and potential obligations with respect to WSNet and the programmers, and we ultimately may be liable for payment of some or all of this amount to one or more programmers. We believe we have a claim against WSNet or its creditors for the $550,000 that we paid to WSNet.

         While it is not feasible to predict or determine the final outcome of the above matters or to estimate the amounts or potential ranges of loss for such matters, if any, and while we do not expect an adverse outcome, an adverse outcome with respect to a significant number of lessors or programmers in the above matters could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

         CONTRACTUAL OBLIGATIONS

         Our contractual obligations include long-term debt (primarily related to BTA installment notes), capital lease obligations (primarily related to tower leases), operating leases (primarily related to spectrum leases) and other long-term obligations (settlement payments), as summarized in the table in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations," in our Annual Report on Form 10-K for 2002 (the "2002 Table").

         The 2002 Table reflects amounts payable under the spectrum leases that have been renegotiated as discussed above under "Commitments and Contingencies" in this Item 2. The 2002 Table also reflects all amounts due under leases on which we are paying 20% of current amounts due, and leases for which we have given notice of termination. The total amount of payments due through the remaining terms of the 90 leases for which we delivered notice of termination in February 2003 is approximately $7.8 million, which amount is included in the line item "Operating lease obligations" in the 2002 Table.

         The 2002 Table also reflects amounts payable under the tower leases on which we have suspended payment as discussed above under "Commitments and Contingencies" in this Item 2. The total amount of payments due through the remaining terms of the 24 tower leases is approximately $2.2 million, of which $1.1 million is included in the line item "Operating lease obligations" and of which $1.1 million is included in the line item "Capital lease obligations" in the 2002 Table.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are not exposed to market risk from changes in marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2003. The fair value of our long-term debt at March 31, 2003, is estimated to be $8.4 million based on the overall rate of the long-term debt of 9.5% and an overall maturity of five years compared to terms and rates currently available in long-term financing markets. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are not currently evaluating the future use of any such financial instruments.

         We do not currently have any exposure to foreign currency transaction gains or losses. All of our business transactions are in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         We are a party, from time to time, to routine litigation incident to our business. We do not believe that any pending litigation matter will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 5. OTHER INFORMATION.

         FCC PROCEEDINGS ON 2.5 GHz BAND

         In September 2001 the FCC allocated the 2.5 GHz band for flexible use, making this band available for advanced fixed, portable and mobile services, including mobile third generation, or "3G" wireless systems. In October 2002, a coalition of MMDS and ITFS operators and licensees submitted a proposal to the FCC to replace the existing regulations for MMDS and ITFS spectrum with new regulations, including a nationwide bandplan and geographic service areas that would accommodate deployment of advanced broadband wireless services. In April 2003, the FCC released a Notice of Proposed Rulemaking ("NPRM") and Memorandum Opinion and Order ("Order") on the 2.5 GHz band. Among other things, the NPRM:

         o seeks comment on whether and how to reconfigure the 2.5 GHz band,

         o seeks comment on the best means of ensuring the efficient use of unassigned ITFS spectrum,

         o proposes to convert site-by-site licenses of MDS and ITFS licensees to geographic service areas,

         o seeks comment on how best to promote increased access to and efficient use of ITFS spectrum,

         o proposes technical rules to increase flexibility of licensees in the 2.5 GHz band,

         o proposes technical and service rules for mobile operations in the 2.5 GHz band, and

         o proposes to simplify and streamline the licensing for services in the 2.5 GHz band.

         In addition, the Order suspends current construction deadlines for MMDS and ITFS licenses until completion of the rulemaking proceeding. The Order also temporarily suspends, until completion of the rulemaking proceeding, acceptance of certain applications for MMDS and ITFS authorizations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

         3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the March 1999 Form 10-Q).

         99.1* Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Acting Chief Financial Officer).

--------------------------------
*Filed herewith

   (b)   REPORTS ON FORM 8-K

         (1) On March 25, 2003, the Company filed a Current Report on Form 8-K regarding the announcement of its financial results for 2002.

         (2) On March 13, 2003, the Company filed a Current Report on Form 8-K regarding a change in the date by which stockholder proposals for the Company's 2003 annual meeting must be delivered to the Company.

         (3) On March 7, 2003, the Company filed a Current Report on Form 8-K regarding a change in the Company's certifying accountant, from King Griffin & Adamson P.C. ("KGA"), to KGA's successor entity, KBA Group LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 2003       NUCENTRIX BROADBAND NETWORKS, INC.



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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003



                                    /s/ Carroll D. McHenry
                               ------------------------------------------------
                               Carroll D. McHenry
                               Chairman of the Board, President and Chief
                               Executive Officer, Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

                                Index to Exhibits

Exhibit
Number   Description
------   -----------
3.1      Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 to the Company's March 1999
         Form 10-Q).

3.2      Restated Bylaws of the Company (incorporated by reference to Exhibit
         3.2 to the March 1999 Form 10-Q).

99.1*    Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive
         Officer and Acting Chief Financial Officer).

--------------------------------
*Filed herewith